Form 10-K/A
period 1994-12-31
FINET HOLDINGS CORP
filed 1996-11-01
CIK 852450

===========================================================================
====

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

----------------

FORM 10-K AMENDMENT 1

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

------------------------

Commission File Number: 0-18108

------------------------

FINET HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE
(State or jurisdiction of
incorporation or organization)

235 MONTGOMERY STREET, SUITE 750
SAN FRANCISCO, CA 94104
 (Address of principal executive office)

94-3115180
(IRS Employer Identification Number)

Telephone Number: (415) 658-4150
(Registrant's telephone number, including area code)

333 BUSH STREET, SUITE 1800
SAN FRANCISCO, CA 94104
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

Yes `X'    No___

    The number of shares outstanding of each of the issuer's classes of common stock was 7,154,031 shares of common stock, par value $.01, outstanding as of March 30, 1995.

=============================================================================
==

Amend PART III, Item 10. Directors, Executive Officers and Key Employees of the Registrant, Employment Agreements, Page 30, paragraph 5, last sentence, to read as follows:

"The Company being unable to obtain said insurance by March 1, 1995, Mr. Kasolas elected to cease his employment."