Form 10KSB
period 1995-12-31
FINET HOLDINGS CORP
filed 1996-12-30
CIK 852450

=============================================================================
====

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-KSB
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

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


                              (415) 658-4150
           (Registrant's telephone number, including area code)


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

                              Yes 'X'  No___

The number of shares outstanding of each of the issuer's classes of common stock was 12,930,479 shares of common stock, par value $.01, outstanding as of December 31, 1995.

===========================================================================
====

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE: During 1996, as a result of the Company's lack of funds, an audit of its operations for the fiscal year ended December 31, 1995 could not be commenced as planned. Now that resources permit, to the best of the Company's ability, the information in this report has been prepared and expressed as it would have been if prepared and submitted at the regular time, with material subsequent events noted.

                                  PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

PRINCIPAL SERVICE.

In the past decade, consumer demand for more choice, convenience and cost savings than any one mortgage lender can typically offer, has spurred the growth of independent mortgage brokers, who represent and offer the mortgage loan programs of many banks, savings and loans, mortgage bankers and other lenders. Starting with a negligible market share in the 1970's, since 1991 mortgage brokers have originated over 50% of all residential mortgage loans in the US. In California, with the largest annual volume of new loans, that percentage is over 60%.

Finet Holdings Corporation (NASDAQ BB: FNHC), a Delaware corporation (the "Company"), through Finet Corporation, a California corporation ("Finet"), is a mortgage broker, and one of the very few whose shares are publicly traded.

MARKET.

Two of every three of US households are homeowners. Many more want to own a home, if only they could qualify for financing. Both the general population and the percentage of homeowners are expected to increase. In 1988, in an article entitled "Mortgage Banking in the 1990's: The Decade Ahead, Mortgage Banking Magazine said, "Overall, we expect the net annual additions to the total number of US households to be between 1.1 million and 1.2 million throughout the 1990's." Thus far, that forecast has been accurate. The population is increasing and the number of homeowners as a percentage of the population is rising (65.6% in 1994; forecast to hit 66.7% in 2000). Thus, both contribute to a steadily expanding market. Housing is one of the largest US industries, one involving many large specialized sectors, from development and construction to maintenance and repair. Yet, housing is primarily a local business. The vast majority of real estate-related businesses are as rooted in local communities as the homes they deal with. Thus, the industry has evolved into a highly fragmented, highly entrepreneurial collection of primarily small independent businesses.

In our highly mobile society, the combination of new home sales, turnover of existing housing and the refinancing of existing residential loans generates millions of loan transactions each year that require a huge flow of funds. The total dollar amount of mortgage loans outstanding and the annual volume of new mortgage loans exceed any other type of domestic public or private financing in the United States. Only the Government itself is a bigger borrower.

Since 1990, the annual volume of new loans on home purchases has averaged a relatively steady $340 billion. Although the annual volume of new refinancing loans also averaged a similar amount during this period, year to year variations have been quite large, ranging from a low of $90 billion to a high of $770 billion. In 1993, a year that included a 25-year low in interest rates and a corresponding peak in refinancings, the national volume of new residential loans was $1.1 trillion.

Over the past several decades, the supply of mortgage funds has changed from deposit-based local sources to investment-based national sources. Local and regional banks and savings and loan organizations have diminished in both number and size. In the process they have transitioned from "portfolio lenders" to "pass-through lenders" that sell most or all of their residential loans to other investors in the secondary market. Today, residential mortgage funds come primarily from pension plans, insurance companies and investors in the national funds markets. In 1995, 11 million new loans were sold in the secondary market.

DISTRIBUTION METHODS.

Mortgage lenders distribute loans with their own retail sales forces and/or by wholesaling through mortgage brokers. Brokered mortgage loans are distributed by licensed loan agents who assist borrowers to complete loan applications and supply required personal information, which is compiled into a loan file by loan processors for submission to the selected lender for underwriting approval and funding. The typical mortgage brokerage firm, of which at the peak of the 1993 refinance boom there were over 40,000, is a small proprietorship representing many lenders, with an average of 5 loan agents.

The Company plans to build a large loan distribution capability by offering such brokers an affiliation opportunity that provides a variety of cost effective support services that are typically beyond their experience and capability.

Since entering the mortgage business in 1991, the Company's distribution method has gone through several evolutions: initially Finex's mobile laptop-equipped loan agents serviced Realtor offices from a centralized processing center, then, after being acquired, they operated fromin decentralized Company-owned branch offices which the Company planned to, but never did not convert into franchises. Then, after troubled integration of an acquired brokerage firm, to minimize continuing losses, all remaining branches were sold and thereafter operated asconverted to affiliates. The Company's current revised business development plan is an updated version of its original strategy, using videoconferencing to service multiple Realtor offices from a network of centralized support offices and offering several Internet services to borrowers and real estate service providers.

Unlike the similar, but long since integrated, one-stop process of buying, financing, registering and insuring an automobile whose cost can approach that of a home, home buying is an antiquated, paper-intensive, frustrating, costly, often month-long process that involves up to 10 independent service vendors. This process is ripe for the improvements in speed, cost and efficiency that are now possible with the use of current communications and information handling technologies; a fact being increasingly recognized and acted upon. The Company's current business plan is based on extensive use of technology to achieve these objectives. Many other industries experienced a pattern of consolidation following the introduction of modern technology (computer controlled manufacturing, travel reservation systems, electronic banking, etc.) A similar effect is beginning to occur in the residential real estate industry. Since 1993, the industry has been consolidating, with many mortgage brokers and mortgage bankers merging or ceasing operations. In management's opinion, within a few years national homebuying services delivery systems developed and controlled by a few firms will dominate the market. The Company is positioning itself to be one of them.

POTENTIAL LIABILITY TO BORROWERS.

Borrowers could claim to have suffered adverse financial effects from utilization of Finet's services. The most common instance of complaint in the industry occurs when a borrower fails to lock in an interest rate and, at the time of closing, the available interest rate has increased from the rate available at the time of application. While assessment of such claims is highly subjective, in a few instances where it was considered possible that the borrower had not been made sufficiently aware of the possibility of rate increases and the protection afforded by a rate lock, Finet has resolved the matter to the borrower's satisfaction by discounting its fees.

GOVERNMENT REGULATION.

The Company's operations are subject to regulation by federal and state authorities. The US Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers.

Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, there is no prohibition regarding the payment of reasonable compensation for the provision of goods, services and facilities.

Additionally, in California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate. Other than banking industry employees, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by that Department. Finet will also be required to be licensed in accordance with the requirements of the various states in which affiliate offices are established. Finet believes that it is presently in compliance in all material respects with applicable federal, state and local laws and regulations.

In the past, Finet's loan agents have been treated as independent contractors rather than employees. The same is true of the loan agents in affiliate offices. Although the Company believes that this treatment is consistent with industry practice for mortgage brokers, neither the Internal Revenue Service nor the California state tax authorities have issued a definitive ruling on this practice. In the event that either the Internal Revenue Service or state authorities were to take a position adverse with respect to this practice, Finet may be held responsible for, among other things, the payment of social security taxes and the withholding of income taxes (to the extent not previously paid) for its brokerage agents. In such event, it would be entitled to recover from such brokerage agents a portion of such taxes. No assurance can be given that the Internal Revenue Service or state authorities will not take a position adverse with respect to this practice, or that in such event, Finet would be able to recover any amounts from its brokerage agents.

COMPANY HISTORY.

The Company was organized in 1988 as William & Clarissa, Inc. to develop and market upscale children's skin care products. After a successful beginning and an initial public offering of its shares in 1989, it was unable to compete against large, well capitalized, national firms that rapidly came to market with competing products and promotions. In 1991, the Company voluntarily reorganized and discontinued that business, having incurred operating losses of $9.3 million.

To save the Company, it was redirected into another business. Its remaining senior executive had franchising experience, but no mortgage industry experience. Various potentially franchisable fields were reviewed and the mortgage brokerage industry was selected. In December, 1991, through an exchange of stock, Finex Corporation, a mortgage brokerage firm, became a wholly owned subsidiary. Shortly thereafter, the Company was renamed Finet Holdings Corporation and Finex Corporation was renamed Finet Corporation ("Finet").

Finet was founded in 1990 and began operations in 1991. It was a technology oriented mortgage brokerage firm that developed an integrated, computer based loan information and delivery system to provide its loan agents with a portable, point-of-sale presentation of a competitive array of lenders, loan products and settlement services, and an electronically enhanced loan application, processing and closing system that could be delivered on-site in Realtor offices.

After acquiring Finet, the Company dropped the Realtor focus of its service strategy and changed its growth strategy toward franchising. Eight Company owned branch offices were then opened around the San Francisco Bay Area. By 1993, Finet represented over 100 mortgage lenders and, through more than 50 loan agents, had originated nearly $1 billion in new residential mortgage loans. However, no franchises were ever licensed and the Company's approval to franchise expired unrenewed.

In April 1993, a group of Mexican investors engaged Finet in a venture to engage in the mortgage credit business in Mexico. Consummation of the venture was subject to a number of conditions, including a $40 million funding by the Mexican investors. In February 1994, Financiera Inmobiliaria, an affiliate of the venture, received a permit to act as one of a very limited number of companies engaged in the mortgage banking business in Mexico. However, it was not funded as agreed and thus did not commence operations within the period required. In July 1994, the Mexican investors notified the Company that, in their opinion, the engagement letter had expired according to its terms. Finet does not agree with this interpretation and intends to pursue available remedies to collect related receivables and protect its investment. In October, 1994, the Company was contacted by a representative of the Mexican investors regarding a proposed purchase of Finet's interest in the venture, to which the Company responded with the objective of reaching a mutually agreeable sale. Discussions have continued aperiodically since then with no current expectations available.

In August 1994, the Company acquired a comparably sized, multi-office Bay Area mortgage broker. However, integration of the firm was troubled, leading by late 1995 to the defection of three Finet branches, closing of several others and the departure of four of the Company's five senior executives: the Founder/Chairman, the CEO, the President and the CFO.

Since inception in 1988 through 1995, the Company experienced continuous operating losses: $9.3 million in its previous discontinued business and $12 million more in its continuing mortgage operations, all of which were funded by equity and debt infusions.

During 1995, there was significant management turnover, reducing losses from operations became an imperative, several offices were soldsignificant operating changes were implemented, compensation and staffing was reduced, the trend of continuing large operating losses was reversed and, in the fourth quarter, alternative approaches to achieve the Company's goals were reviewed new management team was formed. However, before profitability could be reached, working capital was exhausted and the ability to continue operations was threatened.

In December 1995, the new management team advised shareholders that, in its opinion, the opportunity to achieve the Company's original goal of building a national brokerage loan distribution system was still viable, and committed itself to that end, subject to development, approval and successful completion of a recapitalization plan (the "Plan") that included negotiated settlement of unsecured creditor liabilities, raising additional equity capital, and significant revision to the Company's mission and business strategy. Management prepared such a plan and, in January 1996, it was approved by shareholders and implemented.

EMPLOYEES.

As of December, 1996, the Company employed two executives. A number of its former employees have been employed by a firm that it intends to acquire as part of the Plan. None of the Company's employees is represented by a union. The Company believes its relations with its employees and affiliates are good.

                      ITEM 2. DESCRIPTION OF PROPERTY

The Company currently rents a small executive office in San Francisco, California on a month-to-month basis.

                         ITEM 3. LEGAL PROCEEDINGS

As a result of the Company's financial position, it has substantial past due accounts payable and is a defendant in a number of legal proceedings, primarily as a result of unsecured creditor actions, with claims ranging from $1,000 to $101,000 and aggregating $500,000. As part of the Plan, the Company expects to settle these proceedings under the same terms offered to creditors that have not instituted such proceedings.

The Company is a defendant in three legal actions brought by individuals who were formerly employees or independent contractors of one of the Company's subsidiaries. The total of these claims is not material and the Company expects either to prevail or to settle these actions as part of the Plan.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual shareholder meeting was held on December 18, 1995. Including proxies, shareholders representing 75% of the shares outstanding were present and unanimously approved: (a) reappointment of current directors; (b) reappointment of current auditors; (c) approval of changes to the stock option plan enacted by the Board of Directors in March, 1995. To allow development of the Plan, the meeting was adjourned to January 30, 1996, at which time the Plan was approved by unanimous vote of those present.

                                  PART II

               ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

The Company has been advised that during 1992 through 1995 there was no established public trading market for the Company's common stock and its shares were either unpriced or periodically quoted in the pink sheets. According to the Company's placement agent, during that period trades occurred at prices that ranged between $1.00 and $4.00 per share, however the Company was unable to determine the actual number of shares traded or prices paid.

On the date of this report, the previous (12/23/96) closing price was $.04 per share, the opening and low prices per share were $1.625 per share, the high and closing prices per share were $1.85, and the volume 2,000 shares. 30-day average share volume and 52-week high and low data were not available.

Common Stock issued and outstanding as of December 31, 1995 was 12,930,479. Not included in this total are the 1,242,438 shares of Common stock underlying 874,443 unitholder warrants which expired November 9, 1996 and 262,333 underwriter warrants to purchase one share of Common Stock issued pursuant to the Company's July 22, 1993 Private Placement, 9,501 other warrants and 523,751 options to purchase one share of Common Stock.

As of March 30, 1995, there were approximately 4425 stockholders of record. Effective with the Company's name change on or about March 30, 1992, the Company's trading symbol was changed from WMCL to FTHC and further changed in October, 1996 to FNHC (See Material Subsequent Events).

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Interpretation of a company's financial condition and results of operation should be viewed from the perspective of its management, business strategy and operating policies during various periods and the concurrent market and industry conditions. In the Company's case, very little about its management, historical composition, strategy, and results are relevant to its current and anticipated future operations.

ACCORDINGLY, IN MANAGEMENT'S OPINION, BECAUSE OF RECENT AND PLANNED CHANGES IN THE COMPANY'S STRUCTURE AND OPERATIONS, COMPARISON OF VARIOUS REVENUE AND OPERATING EXPENSE CATEGORIES DURING PRIOR PERIODS AS DISCUSSED HEREIN IS IRRELEVANT AND POTENTIALLY MISLEADING. READERS ARE THEREFORE CAUTIONED IN INTERPRETING ANY PERIOD TO PERIOD COMPARISONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's normal cash requirements are to meet operating expenses, including sales and marketing efforts, to fund the expansion of the business, to satisfy accrued liabilities and accounts payable, and to satisfy other liabilities as they become due. The Company has incurred operating losses and negative cash flow since inception to the present, requiring its operations to be funded by equity and debt infusions.

The Company's operations and financial condition changed materially in 1995. Notwithstanding a $925,000 institutional investor common stock purchase in November, 1994 and the final closing of the Company's July 1993 $4 million Private Placement in December, 1994, as a result of 1994's acquisition expenses, continuing operating losses, competitive market conditions and troubled management, the Company ended 1995 in a weak financial position with little liquidity. On February 21, October 5 and November 3, 1995, the Company filed Form 8-K Reports indicating that its working capital was insufficient to continue operations without additional financing.

In March, 1995, the Company arranged for additional financing in the form of an $800,000 convertible debenture secured by all Company assets and the separate exercise of warrants for a consideration of $75,000. The Company's subsequent mortgage operations did not enable it to meet or cure defaults on financial tests of the convertible debenture, resulting in the full vesting of 6 million penalty warrants. On November 2, 1995, these warrants were exercised for a consideration of $180,000.

The Company ended 1995 with its working capital exhausted and its continuing operations imperiled. Management reported at its annual shareholder meeting that, although considerable progress had been achieved in 1995 in reducing the Company's losses from operations, the Company's continuing losses, lack of working capital and additional pending financial obligations required additional capital if operations were to be continued. The shareholders and the Board of Directors authorized management to develop a recapitalization plan (the "Plan") and the meeting was adjourned for that purpose. The Plan then created and recommended by management was approved by shareholders on January 30, 1996.

The Plan's primary objective was to create a strategy, similar in its fundamentals to the original Finex strategy but updated to reflect recent technology developments and increased recognition of the need for improved cost controls, for the Company to develop both a mortgage brokerage and a lending capability. It calls for negotiated settlements with unsecured creditors, a private placement to raise $2 million additional equity capital, material concessions from the Company's majority shareholder and secured creditor, temporary licensing of Finet's mortgage operations to an affiliate office, a materially revised business plan, and for the Company to be sustained by bridge loans until completion of the equity offering. Management has begun to implement the Plan and the Company has entered a period of operational dormancy from which it expects to emerge as asubstantial more viable organization.

The Company has accrued liabilities and accounts payable, including judgments on certain obligations, of approximately $1,200,000. As part of the Plan, the Company expects to effect settlements with these unsecured creditors and, to date, subject to completion of elements of the Plan, the majority of them have agreed to settlements in the form of common stock valued at the equity offering price per share for 40% of the amount owed. Settlements to date have proceeded as planned. (See Material Subsequent Events)

In the event that the Company is unable to obtain further relief from its unsecured creditors and further financing from an equity offering or from alternative sources, the Company likely will not be able to continue mortgage operations. If the Company were not able to continue to operate its business, it would be forced to consider other alternatives, including, without limitation, sale, restructuring, or liquidation.

Management believes, although there can be no assurance, that successful completion of the Plan, including proceeds of an equity offering and completion of planned acquisitions together with anticipated revenues from operations, will enable it to reach profitability and to satisfy its cash requirements. (See Material Subsequent Events)

SUMMARY OF CAPITAL SOURCES

Since the Company's 1991 reorganization and commencement of mortgage operations, its operations have been sustained by operating revenues, capital investments and loans, including from Montgomery Medical Ventures II ("MMV") and Cumberland Partners ("Cumberland"), its two largest shareholders, and the May '93 and July '93 Offerings. MMV invested approximately $6,225,000 in the discontinued operations of W&C, and continued to provide additional loans when the Company entered the mortgage business. All MMV's loans to the Company, totaling $2,841,000, were converted to common shares. MMV and Cumberland, which has invested $1,980,000, have advised the Company that they are unable to make any further investments in the Company.

In May 1993, the Company completed the May '93 Offering, a $500,000 private placement consisting of 126,678 shares of Common Stock sold by the Company and warrants, exercisable one (1) year from the date of the Offering, to purchase from certain selling stockholders 75,627 shares of Common Stock at $.08 per share. The warrants offered in the May '93 Offering were granted by MMV (95% of the warrants) and William A. Meyer, the Company's founder and then the Company's Chairman of the Board and CEO (5% of the warrants). MMV converted $196,000 of existing debt and $5,600 of accrued interest owed to it by the Company for 51,000 shares sold in the May '93 Offering, with the remaining 75,678 shares and 75,678 warrants purchased by other investors (resulting in gross proceeds to the Company of approximately $298,500).

In July 1993, the Company entered into agreements with several bridge lenders to provide the Company with bridge loans in the aggregate principal amount of up to $200,000 to fund operations until the first closing of the July '93 Offering.

On November 9, 1993, the Company effected a one-for-7.894 reverse stock split and, as part of the first closing of the July '93 Offering, converted the following liabilities as of September 30, 1993 into Common Stock:
$2,847,000 of MMV's Senior Preferred Stock and accumulated dividends to 728,806 shares, $881,800 of MMV's short term debt and accrued interest to 237,129 shares, $193,200 of FINEX notes to 58,494 shares, $127,200 of deferred compensation and accrued claims to 32,235 shares, or a total of $4,049,200 and additional accruals through November 9, 1993 were converted into 1,056,664 shares. Additionally, each of the bridge lenders converted the principal amount outstanding on their bridge loans into shares. MMV issued to the converting bridge lenders warrants to purchase from MMV two shares of Common Stock of the Company for every five Shares received upon such conversion for a total of 35,555 warrants at an exercise price of $.01 per share. The MMV bridge warrants of two investors expired unexercised in 1995.

The Company had a total of thirteen closings of the $4 million July '93 Offering over a 13-month period. On December 16, 1994, the July '93 Offering was closed to further investment with total subscriptions of $3,934,933 in the form of 874,443 units comprised of 1,748,886 shares of Common stock and 874,443 Warrants. 262,333 Warrants were issued to the Private Placement Agent. Total net proceeds after payment of expenses, fees and commissions to the Placement Agent totaling 30% was $2,763,775. On August 31, 1994, in exchange for all the outstanding shares of RPM Partners, Inc., a California corporation, the Company issued 750,000 shares of its common stock and 50,000 shares of Non-voting Series C Preferred Stock.

As of November 8, 1994, the Company sold 533,327 shares of Common Stock:
33,327 shares to an accredited investor and 500,000 shares to Cumberland Partners, a NY investment partnership. Proceeds to the Company were $883,000 net of commissions paid to the Placement Agent. Also, the 50,000 shares of Non-voting Series C Preferred Stock in the amount of $562,500 (5 to 1 liquidation and dividend preference over common shares), which were issued in connection with the purchase of RPM, were converted into 250,000 shares of Common Stock at $2.25 per share.

Prior to December 31, 1994, MMV converted the 35 shares of Series B Convertible Redeemable Preferred Stock of $350,000 and accumulated dividends of $28,000 as well as accounts payable owed by the Company to MMV in the total amount of $197,929 into 200,000 shares of Common Stock. On March 15, 1995, the Company completed additional financing agreements with Cumberland, then the Company's second largest shareholder, whereby Cumberland provided $800,000 of additional capital in the form of a convertible debenture and increased its shareholdings to 1,000,000 shares through the separate exercise of warrants for a consideration of $75,000.

The terms of the convertible debenture required the Company to meet certain monthly financial performance tests through June 30, 1996, including minimum positive earnings tests keyed to the Company's business plan. The debenture is convertible at $1.25 per share into 640,000 shares of the Registrant's stock, which, if converted, would bring Cumberland's holdings to approximately 22.7% of the shares then outstanding. If not converted, all outstanding principal and accrued interest is due and payable on June 30, 1996, with interest at ten percent (10%) per annum payable semiannually on the last day of August, 1995 and February, 1996.

Additionally, the Company granted to Cumberland the Series B warrants to acquire 6 million shares for $0.03 per share. These warrants vested in inverse proportion to the Registrant's financial performance through June 30, 1996. If the Registrant experienced an operating loss for the month of June, 1995, or failed to cure any default of monthly financial tests, or if it earned, before deducting amortization, depreciation, interest and income taxes, less than $330,000 for the six months ending June 30, 1996, the warrants fully vested. If, on the same basis, the Company earned $1,000,000 or more for the six month period ending June 30, 1996, no warrants vested. Intermediate earnings during that period would result in proportionate vesting of warrants at a rate of 9.0 warrant shares for each dollar of earnings below $1,000,000.

Since July 1995, the Company's operations did not enable it to meet or cure defaults on various monthly financial tests imposed by the terms of the convertible debenture, resulting in the full vesting of the Series B warrants. On November 2, 1995, Cumberland exercised all 6 million Series B warrants for an exercise price of $180,000. This action increased Cumberland's total shares of the Company's stock to 7,000,000, 52.5% of shares then outstanding.

Since commencing its continuing mortgage operations in 1991, the Company has generated an NOL of over $12 million, a small portion of which the Company believes is available to shelter future earnings.

OTHER FACTORS

Inflation has not had any material impact on the Company's operations. New mortgage loan originations have modest seasonal variations (generally higher in summer and lower in winter), but the primary cause of variation is changes in short term interest rates. Loan originations tend to increase as interest rates decline and to decrease as interest rates rise.

RESULTS OF OPERATIONS

In the past several years, because of the Company's continuing losses from operations and lack of financial strength, considerable management time and financial resources were consumed in holding the Company together, with little surplus capital to invest in growth. In August 1994, the Company acquired RPM Partners, Inc., a comparably sized, brokerage firm with offices in geographically complementary Bay Area locations. RPM was recognized as a marketing innovator and had been profitable for several prior years. The Company attempted to integrate the two firms. L. Daniel Rawitch and E. Robert Hirt, the two RPM owners, became Finet executive officers and directors. Mr. Hirt assumed responsibility as President for all Finet and RPM branch operations and loan processing activities. Mr. Rawitch was responsible for further development of the Company's marketing capabilities.

Integrating the personnel, operating procedures and business practices of the two firms was troubled, eventually resulting in the departure of four senior executives and the loss of numerous other personnel and several branch offices. Additionally, the downsizing required by cashflow considerations eventually left the Company with minimal administrative and accounting support. These weaknesses, in turn, increased competitive pressures and added to the difficulty of recruiting additional affiliates and being approved by certain desirable lenders.

The first quarter of 1995 was an active period. In January, in an exchange of stock the Company acquired Diversified Capital Funding Corporation, a mortgage brokerage office, from its owner, who remained as its manager. Shortly thereafter, as a result of employment agreement changes imposed by the terms of the Cumberland convertible debenture, a dispute arose between the parties regarding the fulfillment of certain responsibilities and obligations. A mutual release and settlement was negotiated, the consideration was returned and the acquisition is treated as having been unwound.

In February, the Company filed a Form 8-K Report indicating that its working capital was insufficient to continue operations without additional financing, after which a convertible debenture was arranged in March, as described above.

On March 1, citing the Company's failure to obtain D&O liability insurance, CFO Michael G. Kasolas resigned after a 5-month tenure and later filed suit for substantial compensation.

In anticipation of their later conversion to franchisees, on March 15th all certain branch offices were sold and all offices operating under the Finet name were treated as converted to affiliates status. The Company transferred to each office rights to collect all its loan origination and loan processing fee revenue and responsibility for paying all its operating expenses. Each office agreed to pay the Company a monthly affiliation fee of up to $1,250 and the Company agreed to share with the affiliates 50% of any bonus fees it received. Based on bonus fees then being earned, affiliates expected that their 50% share of bonus fees would equal or exceed their monthly affiliation fee paid to the Company, i.e., the benefits of affiliation (use of Finet name and logo, training, lender relationships, marketing services, etc.) would be "free".

This change was intended to condition office managers to profit/loss responsibility and to eliminate the Company's historically substantial subsidy of branch operating losses, while providing much smaller, but more predictable fee revenues. However, the Company was unable to realize anticipated revenues.

Managers of three large Finet branches found these responsibilities unacceptable and they and their entire staffs resigned and moved to competitors. Several other unprofitable Finet and RPM offices were closed, leaving the Company with substantial expenses for operating leases of unoccupied office space.

As higher interest rates slowed new loan activity and increased competition squeezed profit margins, the Company's loan volume fell, and lender payments of bonus fees to the Company declined and eventually ceased. The Company's 50% share of bonus fee revenue disappeared and affiliation fee revenue from the remaining affiliate offices declined as affiliates increasingly resisted paying for benefits they expected to be "free."

In December, 1994, the Company subleased for 36 months an office into which all Finet and former RPM administrative personnel were integrated. In April, 1995, the space was vacated without terminating the lease, with personnel moved either to the Company's San Ramon branch office or to a small executive office in San Francisco.

Also in April, the Company established a correspondent lending subsidiary to perform certain underwriting functions, close loans, and immediately remarket them in the secondary market. By thus acting, the Company could earn additional fees normally earned by the intermediaries who perform these services. However, due to the Company's weak financial position, it was unable to arrange the required mortgage lines of credit and, in early July, its operations were terminated.

The terms of the convertible debenture modified certain executive employment agreements to terminate on July 1, 1996 and to change the form of their compensation after June 15, 1995 to compensation directly related to financial performance in their respective areas of responsibility. Mr. Rawitch's and Mr. Hirt's compensation was to be based on the profitability of the San Ramon affiliate office. Mr. Kraatz's compensation as CEO was to be based on his recruiting new affiliate offices.

In May, 1995, Mr. Kraatz resigned as an employee and CEO and, through an unaffiliated corporation of which he was the president and sole shareholder, entered into a commission based agreement with the Company to recruit affiliate offices. That agreement, which the Company had the right to terminate on December 1, 1995 if certain minimum performance was not attained, was so terminated. No new affiliate offices were recruited and no compensation was paid.

In September, 1995, Mr. Hirt executed an affiliate agreement with a Company loan agent and together they opened a new affiliate office and began recruiting personnel from other Company affiliates. In November, 1995, without notice, that office changed its name to Residential Pacific Mortgage (RPM) and became a direct competitor. After so abandoning his executive duties, the Company's Board of Directors terminated Mr. Hirt as President. Mr. Hoeffel, a FINEX co-founder, was appointed to that position.

On October 5, and November 2, 1995 the Company again filed a Form 8-K Report indicating that its working capital was insufficient to continue operations without additional financing.

In November, the Company's operations not having enabled it to meet or cure defaults on the financial tests of its convertible debenture, Cumberland exercised its warrants to purchase 6 million shares of the Company's common stock for $180,000, increasing its holdings to 7 million shares, 53% of shares outstanding.

As a result of material reductions in corporate personnel and operating expenses, operating losses of the core mortgage business declined during each quarter of 1995. In January, 1996, the shareholders, in an effort to create an opportunity for the Company to continue operations, approved a management plan of recapitalization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

As discussed herein the operating structure of the business of the Company changed significantly over the course of the year since December 31, 1994. The Company incurred a net loss in 1995 of $5.0 million compared to $2.8 million in 1994, a 79% increase. $2,509,200 of the loss was from operations as compared with $2,799,400 in 1994, a decline of 18%. There is little basis for comparison of these two periods.

ACCORDINGLY, IN MANAGEMENT'S OPINION, BECAUSE OF CHANGES IN THE COMPANY'S STRUCTURE AND OPERATIONS, COMPARISON OF VARIOUS REVENUE AND OPERATING EXPENSE CATEGORIES DURING PRIOR PERIODS AS DISCUSSED HEREIN IS IRRELEVANT AND POTENTIALLY MISLEADING. READERS ARE THEREFORE CAUTIONED IN INTERPRETING ANY PERIOD TO PERIOD COMPARISONS.

REVENUES.

Revenues of continuing mortgage brokerage operations are dependent primarily upon the closing and funding of mortgage loans. The level of loan closings and fundings is affected by the level of home sales, short term interest rates and trends, business and economic conditions and the mix of loans for the purpose of refinancing as compared to home purchases. Loan revenues consist primarily of loan origination and loan processing fees and other administrative fees. Origination fees are based upon the loan amount and the prepaid interest ("points") the Company is entitled to receive, which is in turn based upon the financing program which each borrower selects. Origination fees generally range from 1.0% to 1.5% of the loan amount. Loan processing fees average $350 in most areas. Bonus fees are additional fees received from certain lenders with whom the Company has a closer relationship, transacts a higher than average amount of business, and may perform additional portions of the underwriting process.

Continuing operations of the Company have not generated revenues sufficient to cover operating expenses, due primarily to the manner in which the Company's prior development strategies were implemented. The Company's revenues of $4,207,400 in 1994 were comprised primarily of loan origination and processing fees from the mortgage brokerage activities of Finet's owned branch offices, whereas during most of 1995 revenues of $712,900 were comprised of bonus fees and monthly affiliation fees.

EXPENSES.

Total operating expenses decreased to $3,222,100 in 1995 compared to $6,989,200 in 1994, a decrease of 54%. The decrease was due primarily to the transfer of branch office expenses to the individual managers of those offices.

The primary operating expense is compensation and benefits. Compensation expense in 1994 and early 1995 included the cost of loan processing, underwriting, closing personnel, other service providers, as well as salaries paid for corporate management and administration. During 1995, responsibility for paying loan agent commissions and compensation of other branch personnel was assumed by the respective offices. Such expenses were $4,056,500 in 1994 and $1,438,600 in 1995, a decrease of 65%.

Occupancy and equipment expenses were $371,100 in 1995 and $785,200 in 1994. In December, 1994, the Company sub-leased headquarters office space in Walnut Creek, CA and, in April, 1995, returned to small temporary offices in San Francisco. The 53% reduction was due primarily to significantly reduced corporate office rent expense and the assumption of branch office expenses by the individual managers of those offices, offset by associated moving and storage expenses and lease cancellation expenses.

Communications expense was $208,000 in 1995 and $371,800 in 1994. The 44% decrease was due primarily to the assumption of branch office expenses and corporate staff reductions.

Loan related fees and costs were $172,500 in 1995 and $497,400 in 1994. The 65% decrease was due primarily to the assumption of branch office expenses.

General and administrative expenses include amortization and depreciation, which totaled $458,000 in 1995, office expenses, and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $1,031,900 in 1995 and $1,278,700 in 1994. The 19%
decrease is primarily due to cost control measures.

Interest expense increased from $2,100 in 1994 to $66,400 in 1995, primarily due to interest on the convertible debenture.

The effective overall tax rate remained at 0%.

MATERIAL SUBSEQUENT EVENTS

In October, 1995, Jon M. Stark, an individual and consultant to the Company, lent the Company $25,000 secured by a 50% interest in the Company's San Ramon office. The arrangement included an option for Mr. Stark to acquire the remaining 50% interest in the San Ramon office for a like amount in the event the Company defaulted on its promissory note. In November, 1995, Mr. Stark granted an extension on the note. In January, 1996, Mr. Stark perfected his security interest and exercised his option, thereby becoming sole owner of that office in the name of National Mortgage Network ("NMN"), a newly formed California corporation of which Mr. Stark was the sole officer and shareholder. The Company has agreed to reacquire that office and additional MNM business development activities at cost, subject to successful completion of the Plan.

On January 15, 1996, the Company entered into a license agreement with NMN whereby NMN would operate those elements of the Company's operating business involving marketing services and lender and affiliate relations. During the license period, NMN receives all operating revenues of the licensed business and is responsible for all related expenses, including all related personnel costs. The license agreement terminated on May 15, 1996, at which time responsibility for operating the licensed business returned to the Company and the Company was due from NMN 50% of the net profit, if any, earned by NMN as licensee. NMN did not earn a net profit as licensee.

Also in January and subsequently, the Company entered into loan agreements with certain shareholders to provide the Company with bridge loans in the aggregate principal amount of $150,000 to fund operations until the completion of the Plan. The bridge lenders were granted certain rights to convert the principal and interest outstanding on the bridge loans into shares of the Company's common stock. The Company expects to convert $100,000 of these loans and to repay the remainder.

Pursuant to the Plan, the Company's Certificate of Incorporation was amended to provide for a one-for-two reverse split of all shares of the Company's Common Stock effective October 21, 1996, and further amended to increase the number of authorized shares of Common Stock to thirty million (30,000,000) shares.

The reverse stock split resulted in reducing by half the number of shares represented by each certificate for the Company's "new common" shares (e.g., 1,000 shares becomes 500 shares). The reverse stock split resulted in reducing by a factor of 15.788 (1-for-7.894 reverse split of November, 1993 times 1-for-2 reverse split of October, 1996) the number of shares represented by each certificate for the Company's "common" shares (e.g., 1,000 shares becomes 63 shares plus a cash adjustment of $0.17). To identify this new post 1-for-2 reverse split common share designation, the Company's trading symbol was changed from FTHC to FNHC.

                       ITEM 7. FINANCIAL STATEMENTS

The following documents appear in Appendix A to this Annual Report on Form 10-KSB and are filed as part hereof:

                                Appendix A
Document                                                               Page
---------------------------------------------------------------------  ----
Consents of Accountant...............................................   A-1

Independent Auditors' Report.........................................   A-2

Consolidated Balance Sheets at December 31, 1995 and 1994............   A-3

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993...................................   A-4

Consolidated Statements of Cash Flow for the years ended
  December 31, 1995, 1994 and 1993...................................   A-5

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993...................................   A-6

Notes to Consolidated Financial Statements...........................   A-7


    ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                    AND
                           FINANCIAL DISCLOSURE

Not applicable.

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's bylaws provide for a maximum of nine directors that are elected on an annual basis at the Company's annual meeting of stockholders. The present term for each director will expire at the next annual meeting of stockholders or at such time as his successor is duly elected and qualified. Executive officers are elected annually and, except to the extent governed by employment contracts, serve at the discretion of the Board of Directors.

                     DIRECTORS AND EXECUTIVE OFFICERS
NAME                      AGE POSITION  PERIOD SERVED
------------------------  --- --------  --------------------------------
CURRENT DIRECTORS AND OFFICERS

Stephen J. Sogin, PhD...  53  Director  March, 1990 to Present
L. Daniel Rawitch.......  38  Director  September, 1994 to Present
                              Vice Chmn September, 1994 to May, 1995
                              CEO       May, 1995 to Present
Jan C. Hoeffel..........  60  Director  November, 1995 to Present
                              COO       July, 1995 to November, 1995
                              President November, 1995 to Present

FORMER DIRECTORS AND OFFICERS

Harry R. Kraatz.........  45  Director  January, 1991 to November, 1995
                              CEO       May, 1994 to May, 1995
                              President March, 1993 to September, 1994
Stephan R. Peers........  42  Director  November, 1993 to November, 1995
E. Robert Hirt..........  35  Director  September, 1994 to December, 1995
                              President September, 1994 to November, 1995
Joseph A. Cosio-Barron..  50  Senior VP August, 1992 to April, 1995
Michael A. Kasolas......  32  CFO       November, 1994 to March, 1995

Stephen J. Sogin, Ph.D. has been a Director of the Company since March, 1990. From 1982 until 1995 he was a general partner of the entity that is the general partner of MMV. From 1980 to 1982, he was an Associate at the venture capital firm of Adler and Company. Earlier he was a Research Scholar of the American Cancer Society and a Fellow of the Medical Foundation of Boston while at Brandeis University and an Assistant Professor of Biology while at the University of Houston. Dr. Sogin is the author of over 30 papers scientific papers on theoretical and applied microbiology and is a member of the American Society for Microbiology and the American Association for the Advancement of Science. The Company has been informed that the SEC has instituted an enforcement proceeding regarding the late filing of Form 3/4 reports by MMV at a time when Mr. Sogin was a general partner, a matter which is expected to be settled and which, regarding his service as a Director, the Company does not deem to be material.

L. Daniel Rawitch acquired the operating rights to Residential Pacific Mortgage, Inc. (RPM) in 1989 and served as its Chief Executive Officer until it was acquired by the Company in August, 1994. In 1988 and 1989 he was Vice President and San Jose Branch Manager of Pacific Coast Savings and Loan where he developed loan originations through mortgage brokers. From 1986 until it was sold to Chicago-based UCB Services, Inc. in 1989, he was cofounder and President of Data Fax Information Services, Inc. a mortgage credit reporting company. In 1985 and 1986 he was a Vice President, Bear Stearns Mortgage Capital Corporation where he was responsible for various mortgage related activities throughout the northwestern US. From 1984 to 1985, as Vice President he managed Eureka Federal Savings and Loan's secondary marketing activities. He also served from 1982 to 1985 as President of West Coast Lending Group, Inc., a loan production and secondary marketing organization.

Jan C. Hoeffel was co-founder and President of Finex Corporation, a mortgage brokerage firm acquired by the Company in December, 1991, at which time he became an Executive Vice President of the Company, serving in that capacity until mid-1992. In July, 1995, he rejoined the Company. In December, 1992 he incorporated GolfNet, a golf merchandise advertising and marketing company providing multimedia kiosk advertising and sales platforms, and served as its President until July, 1993. Since 1988, he has been a director and shareholder of Typography Express, a computer-based national service bureau for graphic arts professionals. He was a founder in 1989 and first President of Sweet Factory, a licensed confectionery retailer later sold privately and now a national chain. He was a founder and Director of Healthworks, Ltd., an international specialty retailer acquired in 1988 by Grand Metropolitan Retailing, Ltd. In 1973, he became Vice President Marketing with Equitec Financial Group, Inc., a start-up financial planning firm which became a $4 billion public firm providing securities management and syndication services to 250,000 individual and institutional investors, and later led its business development activities, both domestic and international until 1989. After earning a BA from Ohio State University, he became Naval Aviator and attended the US Navy Test Pilot School. Following 4 years as a Navy test pilot, in 1967 he became an Assistant to the Chief Pilot-Technical and Manager of Flight Operations Publications for Pan American World Airways, Inc.

FORMER OFFICERS AND DIRECTORS

Harry R. Kraatz was a Director of the Company from February to October, 1990 and from January, 1991 until November, 1995. From February, 1992 until March, 1993 he served as the Company's Chief Operating Officer. He assumed the position of President in March, 1993 until September, 1994 and served as Chief Executive Officer from May, 1994 to May, 1995. Since June, 1986, Mr. Kraatz has been the sole officer and director of The Embarcadero Group II, a franchise management and consulting company, and in such capacity has provided consulting services to William & Clarissa, Montgomery Medical Ventures and the Company.

Stephan R. Peers was a Director of the Company from November, 1993 to November, 1995. From March, 1989 to May, 1993, he was a Vice President, Corporate Finance, with Montgomery Securities. From January, 1987 to March, 1989, he was a Vice President, Capital Markets Desk, with The First Boston Corporation. From January, 1984 to January, 1987, He was a Vice President, Corporate Finance, with Salomon Brothers, Inc.

E. Robert Hirt was President of Residential Pacific Mortgage, Inc. (RPM) from 1990 until it was acquired by the Company in August, 1994, at which time he became a Director and President of the Company. He was terminated as President in November, 1995 and resigned as a Director in December, 1995.

Joseph A. Cosio-Barron joined the Company in August 1991 and served in various executive capacities until his employment agreement expired in April, 1995. Since then, he has served the Company as a project consultant. From February, 1988 until August, 1991, he was an Associate and a Loan Correspondent with First Affiliated, a commercial and multifamily financing organization. From November, 1984 to February, 1988 he was Executive Vice President of Charter Properties International, a real estate brokerage, property management and syndication firm specializing in commercial investments for international investors. In 1978 he was a founder and, until November, 1984, the President of Terra West Construction, Inc., a real estate brokerage and commercial development firm.

DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION.

The members of the Board of Directors do not receive any cash compensation for services on the Board of Directors or any committee thereof but are reimbursed for expenses actually incurred in attending meetings of the Board and its committees. However, the members of the Board of Directors are eligible to participate under the Company's Stock Option Plan. See "1989 Stock Option Plan."

EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation received by the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual compensation exceeded $100,000 with respect to the fiscal years ended December 31, 1993, 1994, and 1995, respectively.

                        SUMMARY COMPENSATION TABLE
                    Annual Compensation      Awards
                --------------------------  ----------
Name and                          Other     Securities
Principal       <F1>              Annual    Underlying
Position   Year  Salary    Bonus  Comp       Options
---------  ----  --------  -----  --------  ----------
L. Daniel  1995  $ 75,600    -    $38,800       -
Rawitch    1994    50,000    -     10,000       -
CEO

Harry R.   1995  $ 60,000    -       -          -
Kraatz     1994   144,000    -       -          -
CEO/Pres   1993   139,500<F1>-       -          -

<F1>
Mr. Kraatz's 1993 compensation includes $66,000 for consulting services to the Company by The Embarcadero Group II, of which Mr. Kraatz is President.

The following table sets forth information regarding the grants of stock options pursuant to the Company's 1989 Stock Option Plan during the fiscal year ended December 31, 1995.

                     OPTION GRANTS IN LAST FISCAL YEAR
                            Individual Grants
-----------------------------------------------------------------
                              % Total    Exercise
                    Options   Options    Price<F3>     Expiration
Name                Granted   Granted    Price($/sh)     Date
-----------------   -------   --------   -----------   ----------
Stephen J. Sogin     30,128      3.4%    $ 1.00          3/2000
Stephan R. Peers     50,064      5.6%      1.00          3/2000
Harry R. Kraatz     368,639     41.4%      1.00            <F1>
L. Daniel Rawitch    96,000     10.8%      1.00          5/2005
E. Robert Hirt       96,000     10.8%      1.00            <F2>
Jan C. Hoeffel      250,000     28.0%      1.85          3/2005
                    -------   --------
                     890,831    100.0%

<F1>
Upon his resignation as CEO in May, 1995, Mr. Kraatz voluntarily surrendered 192,000 options. Pursuant to the Company's 1989 Stock Option Plan, Mr. Kraatz's remaining options expired unexercised in December, 1995, 30 days after termination of the consulting agreement between the Company and The Embarcadero Group II, of which Mr. Kraatz is President.
<F2>
Pursuant to the Company's 1989 Stock Option Plan, Mr. Hirt's options expired unexercised in November, 1995, upon his termination as President of the Company.
<F3>
Pursuant to the Company's plan of recapitalization approved by shareholders in the first quarter of 1996, which includes the agreement to repurchase 6 million shares from Cumberland for $.03 per share, in the absence of an active trading market for the Company's shares, the Company's Board of Directors established $.03 as the share value for that period and the exercise price of all outstanding options was reduced to that value.
 <F4>
No options were exercised during 1995.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Harry Kraatz in June of 1993 providing that he shall serve as President of both the Company and Finet for a three year term at a base salary of $145,000 per year. In March, 1995, pursuant to the terms of the Cumberland convertible debenture, the agreement was modified to replace the base salary with performance based compensation, commencing June 1, 1996. Effective May 15, 1995, Mr. Kraatz resigned as an employee and CEO of the Company and the agreement terminated.
PAGE> 20

On November 1, 1993, the Company entered into an employment agreement with Joseph A. Cosio-Barron providing that he shall serve as a Senior Vice President of the Company for a three year term with an initial salary of $110,000. On November 1, 1994, his agreement was modified to reduce the term of the agreement to expire on April 30, 1995 and to provide for the payment of certain compensation due thereunder in the form of shares of the Company's common stock.

On August 31, 1994, the Company entered into employment agreements with the two principal officers of RPM, L. Daniel Rawitch and E. Robert Hirt, engaging them as Vice Chairman and President of the Company, respectively. The agreements include the provision whereby the Company will, if the individuals remain employed with the Company, lend each individual up to $60,000 upon execution of the agreement, $250,000 on the first anniversary of the agreement, and $250,000 on the second anniversary of the agreement. The term of each loan is two years with interest at the prime rate payable annually. In the event either individual's employment with the Company ceases prior to the reaching the term of a loan, the principal and interest on all his loans then outstanding are due and payable. The consideration given is accounted for, per APB16 paragraph 86, as compensation in a contingent agreement and is recorded as expenses of the appropriate periods. To meet the terms of the agreements, as of September 30, 1994, the Company lent $30,000 to each individual and, on October 12, 1994, lent an additional $30,000 to each principal. In March, 1995 these agreements were substantially modified to reduce their terms to expire on July 1, 1996 and to convert the consideration of the contingent loans to shares of the Company's common stock. In November, 1995, Mr. Hirt's employment agreement ended upon his termination as President and his loan became due. On December 31, 1995, the Company and Mr. Rawitch agreed that the loan of 146,484 shares each to Mr. Rawitch and his spouse would be converted to a grant of those shares at a value of $.03 per share as compensation for services in exchange for cancellation of all remaining Company contingent loan obligations.

In November 7, 1994, the Company entered into an employment agreement with Michael G. Kasolas providing that he shall serve as the Chief Financial Officer of the Company for a four year term with an initial salary of $95,000 during the first year, with scheduled increases during each subsequent year. The agreement included the granting of non-qualified ten year options to purchase 50,000 shares of the Company's stock at a price of $2.25 per share, with 10,000 options to vest upon execution of the agreement and 10,000 options to vest on each of the subsequent four anniversary dates. The agreement also included the right, at Mr. Kasolas' sole option, to cease his employment upon 10 days notice if the Company did not obtain Directors and Officers liability insurance by March 1, 1995. The Company not having obtained said insurance by March 1, 1995, Mr. Kasolas gave notice and ceased his employment on that date.

1989 STOCK OPTION PLAN

The Company's 1989 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors in June 1989. In January 1990, the Option Plan was amended to increase the number of shares reserved for issuance from 95,000 to 127,700 (equivalent to 1,000,000 shares prior to the 1993 reverse split). The Company's stockholders approved the amendment in May 1990. In March 1995, the Board of Directors amended to Plan to increase the number of shares reserved for issuance back to 1,000,000. The Option Plan amendment was approved by stockholders in December, 1995.

The Option Plan provides for grants to employees, which are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualifying options for employees, consultants and directors of the Company. The purpose of the Plan is to encourage stock ownership by certain officer, directors, consultants and full-time employees of the Company by giving them a greater personal interest in the success of the Company's business.

The Option Plan is administered by the Board of Directors or by a Stock Option Committee appointed by the Board. The exercise price for all options must be at least equal to the fair market value of the shares on the date of grant. Payment may be made in cash or with the Company's approval, in Common Stock or a combination of cash and Common Stock. The exercise of incentive stock options granted to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock must be at least equal to 110% of fair market value on the date of grant. The Option Plan limits the amount of incentive stock options that any one employee may be granted in any calendar year in accordance with the Code's limitations. The maximum option term is ten years. The Plan also authorizes stock appreciation rights in connection with the exercise of an option. As of December 31, 1995 there were 523,751 options outstanding under the Option Plan.

The Option Plan provides for automatic grants of non-qualified options to outside directors (directors who are not full-time employees). Upon becoming a director, each outside director is granted a five-year option exercisable for 127 shares (originally 1,000 shares) at the then current fair market value and on each anniversary date of becoming a director, is granted another five-year option exercisable for an additional 127 shares in annual 25% installments beginning one year after date of grant, subject to continuing service as a director. Directors may also be granted additional options at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

LIMITATIONS ON LIABILITY

The Company's Restated Certificate of Incorporation and By-laws include a provision that eliminates or limits the personal financial liability of the Company's directors, except for any breach of the director's duty of loyalty to the Company or its stockholders; acts or omissions not in good faith or which involve intentional misconduct or knowing violation of the law; dividend payments or stock repurchases illegal under Delaware law; or for any transaction from which the directors derive an improper personal benefit. In addition, the Company's By-laws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be indemnified only to the extent of expenses actually and reasonably incurred by him in connection with the defense or settlement thereof and no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of such person's duty to the Company unless and only to the extent that the court in which such corporate suit or proceeding was pending shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

Under Delaware law, to the extent that an Indemnity is successful on the merits in defense of a suit or proceeding brought against him or her by reason of the fact that he or she is or was a director, officer of agent of the Registrant, or serves or served any other enterprise or organization at the request of the Registrant, the Registrant shall indemnify him or her against expenses (including attorneys' fees) actually and reasonably incurred in connection with such action.

If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnity may be indemnified under Delaware law against both (1) expenses, including attorney's fees; and (2) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of the Registrant, where the suit is settled, an Indemnity may be indemnified under Delaware law only against expenses (including attorney's fees) actually and reasonably incurred in the defense or settlement or the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to , the best interest of the Registrant except that if the Indemnitee is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Registrant, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.

Also under Delaware law, expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Registrant in advance of the final disposition of the suit, action or proceeding upon receipt of an undertaking by or on behalf of the officer or director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the Registrant. The Registrant may also advance expenses incurred by other employees and agents of the Registrant upon such terms and conditions, if any, that the Board of Directors of the Registrant deems appropriate.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock at December 31, 1995 by:
(1) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock; (2) each director and executive officer of the Company; and (3) all officers and directors as a group. Except as otherwise indicated in the notes to this table, the holders listed below have sole voting and investment power with respect to such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of each computation of the percentage of outstanding shares held by a person named below on a given date, any shares which such person has the right to acquire within 60 days after such date are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the shares owned by any other persons.

                  Beneficial Ownership
-----------------------------------------------------------
               Name and Address of      ---Common Stock----
               Beneficial Owner          # owned    % owned
------------   ----------------------   ---------   -------
Beneficial     Cumberland Partners      7,640,000    53.0%
Owners of      1114 Ave of Americas         <F1>
more than 5%   New York, NY 10036
of shares
outstanding    Montgomery Medical       1,504,635    11.6%
                 Ventures II, LP            <F2>
                     and/or
               Dr. Steven Weiss
               505 Sansome Street
               San Francisco, CA 94111

Directors      Stephen J. Sogin            30,762      .2%
and Officers   18835 Fitzpatrick            <F3>
               Occidental, CA 95465

               L. Daniel Rawitch          837,468     6.5%
               235 Montgomery St            <F4>
               San Francisco, CA 94104

               Jan C. Hoeffel             399,012     3.0%
               235 Montgomery St            <F5>
               San Francisco, CA 94104

3 Directors                             1,267,242     9.8%
and Officers
as a group

<F1>
Includes 7,000,000 beneficially owned and an $800,000 debenture convertible into 640,000 shares of common stock.
<F2>
Of these shares, 1,497,668 are owned of record by MMV and 6,967 of these shares are owned of record by MMV Holding II Co., which is wholly-owned by MMV. Montgomery Medical Partners II, L.P. ("MMP"), the general partner of MMV, may be deemed to share beneficial ownership of the shares beneficially owned by MMV. Furthermore, as a general partner of MMP, Dr. Steven Weiss may also be deemed to be a beneficial owner of MMV's shares.
 <F3>
Reflects options to purchase 30,762 shares granted to Dr. Sogin for his services as a director.
<F4>
Reflects 198,500 shares owned by him and 250,000 shares owned by his spouse as consideration for the purchase of RPM Partners, Inc., 125,000 of which are held in escrow and are subject to adjustment, conversion of employment contract loans to 146,484 shares owned by him and 146,484 shares owned by his spouse, and currently exercisable options to purchase 96,000 shares.

<F5>
Reflects 147,178 shares beneficially owned by him and 1,834 shares beneficially owned by his spouse and currently exercisable options to acquire 250,000 shares.
</FN

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Harry R. Kraatz, CEO of the Company from May, 1994 to May, 1995, is also an officer and director and principal stockholder of The Embarcadero Group II ("TEG II"), a franchise consulting company located in San Francisco, California. MMV, a major Company shareholder, has hired TEG II on several occasions to provide consulting services. MMV paid TEG II $66,000 in 1993 for such services. In addition, payments of $104,400 in 1991 and $156,500 in 1990 were made to TEG II, for consulting services primarily related to the Company's reorganization, the sale of the inventories of discontinued operations, financing and franchise development. When Mr. Kraatz resigned as President in May, 1995, the Company entered into a performance-based agreement with TEG II. That agreement terminated on November 30, 1995 with no compensation having been earned by or paid to TEG II. Subsequently, TEG II was engaged by Commonwealth Associates, the Company's Placement Agent, to consult in connection with the Company's plan of recapitalization. The Company has no current plans or agreements to use the services of TEGII.

In March, 1995, pursuant to the terms of the convertible, the Company entered into a contingent sales agreement to sell the San Ramon office to TDF, Inc. (TDF), a new California corporation formed by the two officers for the purpose of operating that office. The Agreement required a consideration of $50,000 be paid to the Company on or before December 31, 1995 and included the right, at TDF's sole option, to resell the office to the Company prior to that date upon payment of any decrease in the value of the office. In October, 1995, subsequent to Mr. Hirt's terminationdeparture, the option was exercised, the office was resold to the Company and the agreement terminated without a payment due.

In October, 1995, Jon M. Stark, an individual and consultant to the Company, lent the Company $25,000 secured by a 50% interest in the Company's San Ramon office. The arrangement included an option for Mr. Stark to acquire the remaining 50% interest in the San Ramon office for a like amount in the event the Company defaulted on its promissory note. In November, Mr. Stark granted an extension on the note. In January,1996, Mr. Stark perfected his security interest and exercised his option, thereby becoming sole owner of that office in the name of National Mortgage Network ("NMN"), a newly formed California corporation of which Mr. Stark was the sole officer and shareholder. The Company has agreed to reacquire that office and additional MNM business development activities, subject to successful completion of the Plan.

It is the Company's policy not to enter into transactions with affiliates of the Company, unless such transactions are for bona fide business purposes and are on terms at least as favorable to the Company as those which could be obtained from unaffiliated parties.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

                                 EXHIBITS
Exhibit  Description
-------  ---------------------------------------
EX-3(ii) By-laws <F1>

EX-21    Subsidiaries of the registrant

EX-27    Financial data schedule

<F1>
Restated Bylaws of Finet Holdings Corporation, July 14, 1993 are incorporated by reference pursuant to the provisions of Exchange Act Regulations 240.12b-1, 240.12b-32 and 201.24, as filed with the Commission as part of Finet Holdings Corporation's Form SB-2 Registration Statement under the Securities Act of 1933 on March 18, 1994.

                            REPORTS ON FORM 8-K
Date      Item  Description
--------  ---------------------------------------
10/5/95    5    Inadequate Working Capital to continue operations
11/3/95    5    Inadequate Working Capital to continue operations


                                 SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FINET HOLDINGS CORPORATION

Date: December 27, 1996                    L. DANIEL RAWITCH
                               ------------------------------------
                               L. DANIEL RAWITCH
                               (CEO AND PRINCIPAL EXECUTIVE OFFICER)

Date: December 27, 1996                    JAN C. HOEFFEL
                               ------------------------------------
                               JAN C. HOEFFEL
                               (PRESIDENT AND PRINCIPAL FINANCIAL OFFICER)

                                APPENDIX A

                          CONSENT OF ACCOUNTANTS

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103


To the Board of Directors and Stockholders
Finet Holdings Corporation
San Francisco, CA

We hereby consent to incorporation by reference of our report dated December 23, 1995 in your 1995 Annual Report on Form 10-K.


REUBEN E. PRICE & CO., C.P.A.'S

/s/ Reuben E. Price & Co.

December 27, 1995

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Finet Holdings Corporation
San Francisco, CA

We have audited the accompanying consolidated balance sheets of Finet Holdings Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Finet Holdings Corporation and subsidiaries as of December 31, 1995 and 1994, the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Finet Holdings Corporation will continue as a going concern. As discussed in Note 12, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows and obtain additional financing to meet its obligations and sustain its operations. Management's plans in regards to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ REUBEN E. PRICE & CO.

REUBEN E. PRICE & CO.

December 27, 1996

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995 AND 1994
                                                         December 31,
                                                      1995         1994
                                                  ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................  $       -     $  316,100
  Accounts receivable...........................       89,100      279,400
  Prepaid expenses and deposits.................       33,700      325,200
  Notes receivable..............................       72,000         -
                                                  ------------ ------------
    Total current assets........................      194,800      920,700
Investment in unconsolidated subsidiaries.......         -         146,500
Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $445,400 and $197,200......................       51,700      296,900
Intangible assets, net of accumulated
  amortization of $856,500 and $646,100.........      195,400    2,585,300
Organization expense............................          -        130,000
                                                  ------------ ------------
    Total assets................................  $   441,900  $ 4,079,400
                                                 ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
  Note payable..................................  $    25,000  $    62,500
  Accounts payable..............................      996,600      801,800
  Accrued liabilities...........................      175,200      177,700
  Convertible debenture.........................      800,000         -
  Liabilities of discontinued operations........        2,500       10,800
                                                  ------------ ------------
    Total current liabilities...................    1,999,300    1,052,800
                                                  ------------ ------------
    Total liabilities...........................    1,999,300    1,052,800
                                                  ------------- -----------

Stockholders' equity(deficit):
  Common stock, par value $.01, 20 million
  authorized, 12,930,479 shares and 6,063,190
  shares issued and outstanding.................      129,300       60,600
  Additional paid-in capital....................   19,759,600   19,402,700
  Accumulated deficit...........................  (21,446,300) (16,436,700)
                                                  ------------ ------------
    Total stockholders' equity(deficit).........   (1,557,400)   3,026,600
                                                  ------------ ------------
    Totals..................................      $   441,900  $ 4,079,400
                                                  ============ ============

              See notes to consolidated financial statements

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                       1995         1994          1993
                                   ------------  ------------  ------------
Continuing operations:
Revenues.........................  $   712,900   $ 4,207,400   $ 5,255,500
                                   ------------  ------------  ------------
Operating expenses:
  Compensation and benefits......    1,438,600     4,056,500     4,461,300
  Occupancy and equipment........      371,100       785,200       636,300
  Communications.................      208,000       371,800       220,400
  Loan related fees and costs....      172,500       497,400       559,700
  General & administrative.......    1,031,900     1,278,700       749,800
                                   ------------  ------------  ------------
    Total operating expenses         3,222,100     6,989,600     6,627,500
                                   ------------  ------------  ------------
(Loss) from operations..........    (2,509,200)   (2,782,200)   (1,372,000)
Other expenses:
  Intangible asset write down....   (2,075,900)         -             -
  Fixed asset partial impairment.     (156,100)         -             -
  Organization expenses..........     (147,100)         -             -
  Investment loss................      (63,200)         -             -
  Equity in share of loss of
    unconsolidated subsidiary....         -          (15,100)         -
  Interest expense...............      (66,400)       (2,100)     (103,100)
                                    ------------  ------------  -----------
(Loss) from continuing operations   (5,017,900)   (2,799,400)   (1,475,100)
Discontinued operations..........        8,300          -           79,100
Minority interest in share of loss        -            4,100          -
                                    ------------  ------------  -----------
Net income (loss)................   (5,009,600)   (2,795,300)   (1,396,000)
Mandatory preferred stock
  dividends......................         -          (28,000)     (221,600)
                                    ------------  ------------  -----------
Net income (loss) attributable to
  stockholders...................  $(5,009,600)  $(2,823,300)  $(1,617,600)
                                   ============  ============  ============
Net income (loss) per common share
Primary and fully diluted:
  Continuing Operations..........       $(.67)        $(.69)         $(.99)
  Discontinued operations........          --            --            .05
  Dividends on preferred stock...          --          (.01)          (.15)
                                  ------------  ------------  ------------
  Net income (loss)..............  $     (.67)   $     (.70)   $     (1.09)
                                   ============  ============  ============
  Weighted average common shares.   7,443,697     4,023,500      1,484,100
                                   ============  ============  ============

              See notes to consolidated financial statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                         1995         1994         1993
                                     ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
 Loss from operations..............  $(5,009,600) $(2,795,300) $(1,475,100)
 Adjustments to reconcile loss to cash used in operating activities:
  Depreciation and amortization....      394,400      340,100      242,800
  Liabilities converted to equity..         -            -         206,700
  Expenses converted to common stock     170,900       55,600       83,300
  Equity in loss of unconsol subs..         -          15,100         -
  Minority interest in operating loss       -          (4,100)        -
  Intangible asset writedown........   2,075,900         -            -
  Fixed asset partial impairment....     156,100         -            -
 Changes in assets and liabilities:
  Accounts receivable...............     190,300     (180,800)     (10,800)
  Prepaid expenses and deposits.....     291,500     (134,300)      19,600
  Accounts payable..................     194,800      450,200      (33,200)
  Accrued liabilities...............      (2,500)    (348,600)     (91,300)
  Customer advance deposits.........        -         (48,100)      48,100
  Other.............................        -           1,800         -
  Notes Payable.....................     (37,500)        -            -
  Discontinued operations...........      (8,300)        -            -
  Notes receivable..................     (72,000)        -            -
  Organization expense..............     130,000         -            -
  Investment........................     146,500         -            -
                                     ------------ ------------ ------------
Net cash used in continuing operations(1,379,500)  (2,648,400)  (1,009,900)
Net cash used by discontinued operations    -            -         (30,000)
                                      ----------- ------------ ------------
Net cash used by operating activities (1,379,500)  (2,648,400)  (1,039,900)
                                      ----------- ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock..     255,000    3,433,500    1,305,000
Proceeds from convertible debenture.     800,000     -                -
Offering expenses...................        -        (723,600)    (424,200)
Proceeds of short term borrowing....        -            -       1,092,400
Repayment of short term borrowing...        -            -        (582,800)
                                      ----------- ------------ ------------
Net cash from financing activities..   1,055,000    2,709,900    1,390,400
                                      ----------- ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization expense................        -         (50,000)     (80,000)
Sale (acquisition) of equipment.....       8,400      (59,400)      (9,900)
                                      ----------- ------------ ------------
Net cash used by investing activities      8,400     (109,400)     (89,900)
                                      ----------- ------------ ------------
CHANGE IN CASH AND EQUIVALENTS......    (316,100)     (47,900)     260,600
                                      ----------- ------------ ------------
CASH & EQUIVALENTS Beginning of Year.    316,100      364,000      103,400
                   End of Year....... $      -    $    316,100 $    364,000
                                      =========== ============ ============

                        FINET HOLDINGS CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 1995,1994 AND 1993
                                  Common Stock               Additional
                     Preferred ----------------- Paid-in     Accumulated
                     Stock     Shares    Amount  Capital     Deficit
DECEMBER 31, 1993    $ 350,000 3,056,001 $30,500 $13,518,500 $(13,613,400)

Private Placement....          1,620,559  16,200   3,417,300
  Offering Expenses..                               (723,600)

Merger - exchange
  of stock...........  562,500   750,000   7,500   1,680,000

Preferred dividends..   28,000

Conversion of
  preferred stock
  to common:
    Preferred B.....  (378,000)  131,266   1,300     376,700
    Preferred C.....  (562,500)  250,000   2,500     560,000

Acquisitions for stock:
  60% of RPM Fremont              13,529     100      16,100
  50% of RPM Affiliates           42,333     400      94,800

Conversion of debt
  to common stock...              93,178   1,000     252,000

Stock issued for
  services..........             106,324   1,100     210,900

Net loss............                                            (2,795,300)
                      -------- --------- -------- ----------- -------------
December 31,1994          -    6,063,190   60,600  19,402,700  (16,436,700)
                    ---------- --------- -------- ----------- -------------

Warrant exercise...            6,500,000   65,000     190,000

Conversion of debt
  to common stock..                2,402

Stock issued for
  services.........              364,887    3,700     167,000

Net loss...........                                             (5,009,600)
                   ----------- --------- -------- ----------- -------------
December 31, 1995  $      -   12,930,479 $129,300 $19,759,700 $(21,446,300)
                   =========== ========= ======== =========== =============

              See notes to consolidated financial statements

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    1. SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.

Finet Holdings Corporation (the "Company") was founded as William & Clarissa, Inc. in February, 1988 to develop, contract for production of, and market personal care products and accessories primarily for children. The Company went public in 1989. After incurring substantial losses and experiencing severe liquidity problems, in 1991 the Company discontinued normal operations related to personal care products and accessories.

On December 5, 1991, the Company substantially completed an Amended Plan of Reorganization which provided for the settlement of substantially all claims by unsecured creditors, settlement of secured borrowings by issuance of preferred and common stock, and the acquisition of Finex Corporation (Finex). (See Note 4.) Finex, a privately-held California mortgage loan brokerage corporation, was organized in 1990 and began operations in 1991. Since December 5, 1991, the Company's operations consist of the business of mortgage loan brokerage.

On March 31, 1992, the Company changed its name from William & Clarissa, Inc. to Finet Holdings Corporation and changed Finex's name to Finet Corporation (Finet).

On August 31, 1994, the Company completed the acquisition of RPM Partners, Inc. (RPM) (See Note 4.), a California mortgage loan corporation that was organized and began operations in 1991, and, in a simultaneous transaction, merged RPM into the Company's wholly-owned corporation, FWC Shell
Corporation, Inc. (FWC Shell).

On April 10, 1995, the Company organized Finet Correspondent, Inc., a wholly-owned California corporation (Ficor), to engage in correspondent lending activities. Ficor became inactive in July, 1995.

BASIS OF PRESENTATION.

The accompanying financial statements have been prepared on the basis that the Company and its subsidiaries, Finet, FWC Shell and Ficor, will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 12, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONSOLIDATION.

These consolidated financial statements include the accounts of the following subsidiaries: Finet (100% owned), FWC Shell (100% owned) and Ficor (100% owned). FWC Shell includes the accounts of the following subsidiaries: RPM Mortgage, Inc. (100% owned), RPM Affiliates, Inc. (100% owned at December 31,1994 and 50% owned at October 25, 1994) and Fremont Mortgage, Inc. (100% owned at December 31, 1994 and 60% owned at October 25, 1994). The acquisition of RPM is accounted for as a purchase.

All material intercompany amounts have been eliminated in consolidation.

LOAN BROKERAGE REVENUE AND EXPENSE RECOGNITION.

Loan origination and processing fees and direct loan brokerage costs are recognized as revenue and expense when the applicable loans are funded. Such fees are typically received within a few days after the close of escrow of the related loan. In 1995, rights to these fees and responsibilities for these expenses were assumed by the respective affiliate office originating each loan.

CASH AND EQUIVALENTS.

Investments with original maturities of three months or less are classified as cash equivalents.

DEPRECIATION METHOD.

Depreciation is computed over the estimated useful lives of the property and equipment of two to twelve years using the straight-line depreciation method.

INTANGIBLE ASSETS.

Intangible assets represent the excess of estimated fair value of common stock issued and liabilities assumed over identifiable assets in connection with the acquisitions of Finex and of RPM. Such intangible assets are considered to represent the value of the personnel, technology and marketing experience of Finex and RPM. The Company's policy governing the measurement of the intangible assets is to recognize the impairment of the intangible asset when a diminished future economic benefit can be reasonably determined. (See Note 4)

INCOME TAXES.

The Company and its consolidated subsidiaries file consolidated federal and combined state income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with the provisions of Statement of Accounting Standards No. 109 (SFAS 109). Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

NET INCOME (LOSS) PER COMMON SHARE.

Net income (loss) per common share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents outstanding during the period.

DISCONTINUED OPERATIONS.

Because of the cessation of operations in early 1991 of William & Clarissa, Inc. and before the acquisition of the Finex mortgage brokerage business, the liquidation of the William & Clarissa, Inc. assets, the results of operations and the related net assets and liabilities have been presented as discontinued operations. The net liabilities of discontinued operations consist of amounts due to unsecured creditors for accounts payable and reserves for liabilities not settled under the plan of recapitalization. During 1993 and 1995, management either paid, settled, or determined that payment of certain liabilities of the discontinued operations was remote. Accordingly, the recorded liabilities related to such former operations was reduced by $109,000 and $8,300, respectively.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES.

The Company owned 50% of the stock of RPM Affiliates, Inc. (Affiliates) from August 31, 1994 to October 25, 1994 and owned 50% of Hillside Funding, Inc. Affiliates owns 10% of the stock of two mortgage brokerages, Daly City and San Rafael. Since ownership and control were equally shared, the investments have been accounted for under the equity method.

During 1995, these unconsolidated subsidiaries either ceased operations or were continued by owners having no affiliation with the Company. Accordingly, the Company's investment in these unconsolidated subsidiaries has no value and management has determined that a charge off of $146,500 is appropriate. The results of operations of these entities, singly or in combination, are not material to the financial statements of the Company for the periods presented.

          2. CHANGES IN METHOD OF ACCOUNTING FOR INCOME TAXES AND
                          BORROWER TRUST ACCOUNT

CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES.

The Company adopted the asset and liability method of accounting for income taxes effective for the fiscal year ending December 31, 1993 as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

CHANGE IN METHOD OF ACCOUNTING FOR BORROWER TRUST ACCOUNT.

During 1994, the Company changed its method of accounting for borrowers' credit and appraisal revenue and expense. The Company maintains trust accounts for appraisal and credit report fees collected from borrowers prior to the close of escrow and had accounted for the receipt of and payment for such fees as revenue and expense, respectively. Based on the pass-through nature of these fees, the Company believes that borrower credit report and appraisal fees should not be included in the consolidated statements herein and that the change in its method of accounting for these fees will more accurately reflect the Company's actual earned revenue and incurred expenses.

The change had no effect on net income (loss) or on earnings per share because credit report and appraisal revenue equalled credit report and appraisal expense. The combined credit report and appraisal funds recorded as both revenue and expense for the year ended December 31, 1993 was $486,000.

                              3. INCOME TAXES

No provision for or benefit from income taxes is included in the financial statements due to the valuation allowance discussed below.

Deferred tax liabilities (assets) at December 31, 1995, 1994 and 1993 are comprised of the following:

                                     ------------At December 31-----------
                                         1995         1994        1993
                                     -----------  -----------  -----------
Deferred tax liability-depreciation  $    5,200   $    5,100   $    5,000
                                     -----------  -----------  -----------
Gross deferred tax liability              5,200        5,100        5,000

Deferred tax asset-
  loss carryforwards                   (533,500)  (6,453,700)  (5,324,300)
                                     -----------  -----------  -----------
Gross deferred tax asset               (533,500)  (6,453,700)  (5,324,300)

Valuation allowance-
  deferred tax asset                    528,300    6,448,600    5,319,300
                                     -----------  -----------  -----------
Net deferred tax liability (asset)   $      -0-   $      -0-   $      -0-
                                     ===========  ===========  ===========

The valuation allowance for deferred taxes relates to loss carryforwards, to the extent they exceed the deferred tax liabilities related to depreciation. Based on available evidence, it does not appear more likely than not they will be realized.

                              4. ACQUISITIONS

ACQUISITION OF FINEX.

As discussed in Note 1., the Company completed the major provisions of the Company's acquisition of Finex on December 5, 1991. The acquisition has been accounted for as a purchase and the results of its operations have been consolidated since that date. The Company acquired Finex for 117,211 (post 1993 reverse split) shares of the Company's common stock. Prior to the acquisition, certain officer/stockholders of the Company made loans to Finex totaling $100,000 and the Company had loaned Finex $150,000. The estimated fair values of the assets acquired and the liabilities assumed from the acquisition are summarized below:

                                              ----------1991------------
Assets acquired
    Tangible assets                            $   88,500
    Intangible assets                           1,051,700
                                             -----------
                                                          $ 1,140,200
Liabilities assumed
    Notes and loans payable (primarily to
      related parties                           588,300
    Accounts payable and accrued liabilities    487,200
                                             -----------
                                                           (1,075,500)
                                                          ------------
Total cost of acquisition                                      64,700
Less: common stock issued                        64,700
      Cash overdraft assumed                     16,400
                                             -----------
                                                               81,100
                                                          ------------
Net cash effect of acquisition                            $   (16,400)
                                                          ============

The fair value of the Company's common stock issued in connection with the acquisition was estimated to be $.55 per share (post 1993 reverse split). As discussed in Note 1., the Company's policy governing the measurement of the intangible asset is to recognize the impairment of the intangible asset when a diminished future economic benefit can reasonably be determined. The Company has experienced operating losses from continuing operations since the acquisition of Finex. The Company believes such losses do not reflect a value of the future economic value of the intangible asset less than the current carrying value and accordingly continues to amortize the intangible asset on a straight line basis over a period of five years. At December 31, 1995, the balance of the intangible asset related to the Finex acquisition is $195,400, net of accumulated amortization.

ACQUISITION OF RPM.

As discussed in Note 1., the Company completed by an exchange of stock the acquisition of RPM on August 31, 1994. The acquisition has been accounted for as a purchase and the results of its operations have been consolidated since August 31, 1994. The Company acquired all the assets and liabilities of RPM for 750,000 (post 1993 reverse split) shares of the Company's common stock and 50,000 shares of the Company's Series C Preferred Stock. The estimated fair values of the assets acquired and the liabilities assumed from the acquisition are summarized below:

                                              ----At August 31, 1994----
Assets acquired
    Tangible assets                            $  360,200
    Intangible assets                           2,204,300
                                             -----------
                                                          $ 2,564,500
Liabilities assumed
    Accounts and notes payable                  294,200
    Minority interest                            20,300
                                             -----------
                                                              314,500
                                                          ------------
Total cost of acquisition                                   2,250,000
Less: common stock issued                                   2,250,000
                                                          ------------
Net cash effect of acquisition                                  -0-
                                                          ============

The 50,000 shares of Series C Preferred Stock issued in connection with the acquisition were issued at $.01 par value with a preference on liquidation of five times per share of the amount of the Company's common stock would be entitled to per share, in liquidation, over and above the common stock and subordinate to the Company's Series B Preferred Stock. (See Note 8.) In calculating the amount of common stock the Series C Preferred Stock is entitled to in liquidation, each share of the Series C Preferred Stock counts as five shares of the Company's common stock.

The fair value of the Company's common stock issued in connection with the acquisition was valued at the price of $2.25 per share (post 1993 reverse split). The valuation was based upon the Company's $4,000,000 Private Placement (See Note 7.) to accredited investors of 888,441 Units for $4.50 (each Unit consisting of two shares of common stock for $2.25 and a warrant to purchase one share of common stock for $3.25) which was closed in December, 1994.

The Company recognized an intangible asset of $2,204,300 from the acquisition of RPM. As a result of the closing of brokerage offices related to RPM, and the loss of experienced personnel and market presence during the year ended December 31, 1995, the future economic value of the acquired intangible asset was diminished. Accordingly, management has determined that the remaining unamortized balance of the intangible asset should be taken as a charge against current period earnings. Accumulated amortization of the intangible asset is $128,400, which results in a net intangible asset charge off of $2,075,900. The specific contribution of RPM to the Company's 1995 operating results cannot be determined at this time.

In conjunction with the purchase of RPM, the Company entered into agreements with the two principal officers of RPM which included the provision whereby the Company will, if the individuals remained employed with the Company, lend each individual up to $60,000 upon execution of the agreement, $250,000 on the first anniversary and $250,000 on the second anniversary of the agreement. The term of each loan is two years with interest at the prime rate payable annually. In the event each individual is still in the employ of the Company on the second anniversary of each loan, the loan principal will be forgiven.

To meet the terms of the agreements, as of September 30, 1994, the Company lent $30,000 to each individual and, on October 12, 1994, lent an additional $30,000 to each individual. The consideration is accounted for, per Accounting Principles Bulletin No. 16, Paragraph 86, as compensation in a contingent agreement and is recorded as expense of the appropriate period. Pursuant to the terms of the Company's March 15, 1995 $800,000 convertible debenture, the form of consideration for subsequent loans was modified to be in the form of shares of the Company's common stock.

In November, 1995, the employment of one of the individuals was terminated. That individual's loans, totaling $60,000, became due and payable. No loan of shares was made to that individual.

On December 31, 1995, the Company and the other individual agreed to a modification of his contingent loan agreement whereby 292,968 shares of common stock valued at $.03 per share were issued as compensation in exchange for cancellation of the remaining contingent loan obligations.

                     5. CAPITALIZED ORGANIZATION COSTS

In April, 1993, the Company joined a group of Mexican investors for the purpose of organizing a mortgage credit business in Mexico. The Company carries a balance of $130,000 in capitalized organization cost related to this transaction. There is uncertainty regarding any recovery or return from this investment. Accordingly, management has taken the position that the entire investment should be written off at this time.

Additional organization expense of $8,300 was incurred during 1995.

               6. FURNITURE, FIXTURES AND COMPUTER EQUIPMENT

By the end of 1995, the Company's operations were near dormant and much of its furniture, fixtures and computer equipment was in storage or otherwise not being used. Management believes that upon the expected resumption of business activities in late 1996, these assets will continue to provide economic value. However, this period of inactivity necessitated an evaluation of their probable fair market value upon return to service. Based on this evaluation, management has determined that a reduction in the carrying value of these assets of $156,100 is needed to properly reflect the impairment to economic value during the period of underutilization.

                         7. BORROWING ARRANGEMENTS

Following is a summary of bank loans and other loans payable at December 31, 1995, 1994 and 1993:

                                      1995      1994      1993
                                    --------  --------  --------
Bank loan                           $   -     $   -     $   -
Other notes and loans payable         25,000    62,500      -
Convertible debenture                800,000      -         -

During 1993, the Company received from Montgomery Medical Ventures II, L.P.
(MMV), then the Company's principal stockholder, advances aggregating $1,591,760, secured by substantially all of the assets of the Company. In May, 1993, $196,000 of debt and $5,600 of interest owed by the Company to MMV and a $95,000 advance from a Company employee and interest were converted into common stock in connection with the May 1993 offering (See
Note 8). In July, 1993 the Company obtained bridge loans in the aggregate principal amount of $200,000 which were converted into common stock and warrants in connection with the July 1993 offering (See Note 7). In a separate transaction, MMV converted $889,800 of existing debt and $46,100 of accrued interest into common stock in connection with the July 1993 offering. On December 31, 1993, the balances of the then outstanding loans from MMV of $342,000 plus accrued interest were converted into a new Series B Cumulative Redeemable Preferred Stock (See Note 8).

The note payable outstanding at December 31, 1994 reflects an 8% note assumed by the Company in the acquisition of RPM on August 31, 1994. This note was subsequently retired in connection with a settlement related to the disposition of an RPM minority interest.

On March 15, 1995, Cumberland, then the Company's second largest shareholder, provided $800,000 of additional capital in the form of a convertible debenture. The convertible debenture was secured by all the Company's assets and its terms required the Company to meet certain monthly financial performance tests through June 30, 1996, including minimum positive earnings tests keyed to the Company's business plan. The debenture is convertible at $1.25 per share into 640,000 shares of the Company's common stock. If not converted, all outstanding principal and accrued interest is due and payable on June 30, 1996, with interest at ten percent (10%) per annum payable semiannually on the last day of August, 1995 and February, 1996.
 (See Note 8.)

The note payable outstanding at December 31, 1995 reflects a 10% note assumed by the Company in October, 1995, secured by a 50% interest in the Company's San Ramon office. In January, 1996, the lender's security interest was perfected and a related option to acquire the remaining 50% interest in the San Ramon office was exercised. (See Note 14.)

                          8. STOCKHOLDERS' EQUITY

On March 30, 1992, the Company's authorized common stock was increased from 10 million shares to 20 million shares with a par value of $.01 per share. The Company elected not to legally enact a Company authorization on November 20, 1993 which would reduce authorized common stock to 6 million shares with a par value of $.01 per share and reduce authorized preferred stock to 100 shares. At December 31, 1995, authorized common stock remains at 20 million shares with a par value of $.01 per share and authorized preferred stock remains at 100,000 preferred shares. On October 21, 1996, the Company's authorized common stock was increased from 20 million shares to 30 million shares with a par value of $.01 per share. (See Note 14.)

COMMON STOCK

On November 9, 1993, immediately prior to the first closing of the Company's July 1993 offering, the Company initiated a 1-for-7,894 reverse stock split. All common share quantities referred to herein have been restated for this reverse stock split.

In connection with the reorganization and debt restructuring on December 5, 1991, 535,394 common shares were issued to the Company's secured creditors (principally MMV); 59,064 shares were issued to the Company's Chairman; and all outstanding warrants and options were cancelled in exchange for 3,058 common shares. Also on December 5, 1991, 117,211 common shares were issued in connection with the acquisition of Finex. An entity exchanged notes totaling $100,000 at December 31, 1991 and related accrued interest of $7,100 for 30,403 shares of the Company's common stock on January 1, 1992 pursuant to an understanding reached in connection with the reorganization and debt restructuring.

In May, 1993, the Company issued 126,678 shares of common stock in connection with the private placement of 126,678 Units (1,000,000 Units pre reverse split), each Unit consisting of one share of common stock sold by the Company for $3.95 per share ($.50 pre-reverse split) and a warrant to purchase from the "selling shareholders" one share of common stock for one year at $.01. The "selling shareholder" warrants were sold by MMV (95% of warrants issued) and the Company's Chairman (5% of warrants issued). MMV purchased 51,051 of the units (403,000 Units pre-reverse split) in exchange for cancellation of $196,000 of debt and $5,600 of accrued interest owed by the Company. Outside investors purchased the other 75,627 Units (597,000 Units pre-reverse split) with proceeds to the Company of $298,500.

On July 22, 1993, the Company commenced the private placement of up to 888,889 units maximum at $4.50 per Unit. Each Unit consists of two shares of the Company's common stock, par value $.01 per share, and one separable redeemable warrant to purchase one share of the Company's common stock at an exercise price of $3.25 per share, subject to adjustment. Each warrant is exercisable immediately and through November 9, 1996, three years after the date of the first closing of the Units offered. Under certain circumstances, the Company may call all warrants for redemption at $.05 per warrant. The private placement was closed to further subscription on December 16, 1994. The following summarizes closings of the private placement and the net proceeds received after payment of expenses directly related to the offering and payment of fees and commissions to the Placement Agent:

JULY 1993 PRIVATE PLACEMENT CLOSINGS
#    Date    Units    Shares     Warrants  Net Proceeds
                                    <F1>
 1  11/9/93  334,443    668,886  334,443   $1,305,000<F2>
 2  1/21/94   65,000    130,000   65,000      260,000
 3  2/25/94   32,500     65,000   32,500      130,000
 4  3/14/94   15,000     30,000   15,000       60,750
 5  3/28/94   70,000    140,000   70,000      283,500
 .6   4/8/94   22,500     45,000   22,500       91,125
 .7   6/3/94   70,000    140,000   70,000      283,500
 .8  6/24/94   65,000    130,000   65,000      263,500
 .9  6/30/94   40,000     80,000   40,000      162,000
10  7/13/94   40,000     80,000   40,000      162,000
11  10/6/94   40,000     80,000   40,000      162,000
12  11/8/94   60,000    120,000   60,000      243,000
13 11/25/94   20,000     40,000   20,000       81,000
             -------  ---------  -------   ----------
Totals       874,443  1,748,886  874,443   $2,763,775

<F1>
Ten year Placement Agent warrants to purchase one share of the Company's common stock at $2.25 per share were issued at the rate of three for each ten units sold, or a total of 262,333 warrants.
<F2>
Includes $200,000 advanced to the Company as bridge loans to sustain operations until the first closing and converted to Units at that time. Concurrently, the bridge lenders were issued warrants to purchase two shares of the Company's common stock from the issuers (See Note 8) for each five units received in the conversion (35,555 total warrants).

Also in conjunction with the first closing , the following items were converted into the Company's common stock:

                                                        Common
                             Amount        Totals       Shares
                             ----------    ----------   -------
Senior preferred stock       $2,559,000
plus accumulated dividends      317,600
                                           $2,876,600   728,806
Short debt to MMV               889,800
plus accumulated interest        46,100
                                            2,876,600   728,806
Notes from shareholders         193,000
plus accrued interest            41,900       234,900    58,494


Deferred compensation
and accrued claims                            127,700    32,235

MMV converted all of the Company's Senior Cumulative Exchangeable Preferred Stock (See Note 7) into 728,806 shares of common stock and $935,900 in short term debt owed by the Company into 237,139 shares of common stock. The fair value of the debt and preferred stock conversion was determined by the more evident fair value of the consideration received for the stock issued to the Company's majority shareholder and, accordingly, recorded to the Company's equity.

As of November 8, 1994, the Company sold 533,327 shares of common stock to an accredited investor (33,327 shares) and to Cumberland Partners, a NY investment partnership (Cumberland), (500,000 shares). Net proceeds to the Company after payment of commissions to the Placement Agent were $883,000. On November 8, 1994, the holders of the 50,000 shares of the Company's Non-voting Series C Preferred Stock in the amount of $562,500 (5 to 1 liquidation and dividend preference over common stock) issued in connection with the acquisition of RPM (See Note 4) were converted into 250,000 shares of the Company's common stock at $2.25 per share.

Prior to December 31, 1994, MMV converted the 35 shares of Series B Cumulative Redeemable Preferred Stock of $350,000 and accumulated dividends of $28,000 as well as $197,929 of accounts payable owed by the Company to MMV into a total of 200,000 shares of the Company's common stock. Additionally, the Company issued 13, 529 shares of common stock to obtain 100% ownership from the 40% minority shareholders of RPM Fremont, Inc. and 42,333 shares of common stock to obtain 100% ownership from the 50% partner investors of RPM Affiliates, Inc (See Note 4). The Company also issued 24,444 shares of common stock as part of negotiated settlements to convert $55,000 of obligations from a trade creditor and a terminated office lease and issued 106,324 shares of common stock related to $184,792 in employee and consultant compensation.

On March 15, 1995, Cumberland, then the Company's second largest shareholder, provided $800,000 of additional capital in the form of a convertible debenture and acquired an additional 500,000 shares of the Company's common stock through the separate exercise of warrants for a consideration of $75,000.

The convertible debenture was secured by all the Company's assets and its terms required the Company to meet certain monthly financial performance tests through June 30, 1996, including minimum positive earnings tests keyed to the Company's business plan. The debenture is convertible at $1.25 per share into 640,000 shares of the Company's common stock at the option of Cumberland. If not converted, all outstanding principal and accrued interest is due and payable on June 30, 1996, with interest at ten percent (10%) per annum payable semiannually on the last day of August, 1995 and February, 1996.

Also on March 15, 1995, the Company granted to Cumberland the Series B warrants to acquire 6 million shares for $0.03 per share. These warrants vest in inverse proportion to the Company's financial performance through June 30, 1996. If the Company experienced an operating loss for the month of June, 1995, or failed to cure any default of subsequent monthly financial tests, or if it earned, before deducting amortization, depreciation, interest and income taxes, less than $330,000 for the six months ending June 30, 1996, the warrants fully vest. Full exercise of warrants would increase Cumberland's holdings to a majority of shares then outstanding. If the Company earned $1,000,000 or more for the six month period ending June 30, 1996, no warrants vest. Intermediate earnings during that period would result in proportionate vesting of warrants at a rate of
9.0 warrant shares for each dollar of earnings below $1,000,000.

After July 1995, the Company's operations did not enable it to meet or cure defaults on the convertible debenture, resulting in the full vesting of the Series B warrants. On November 2, 1995, Cumberland exercised all 6 million Series B warrants for an exercise price of $180,000, increasing Cumberland's total holdings of the Company's stock to 7,000,000 shares, 53.6% of shares then outstanding.

The Company also issued 2,402 shares to its counsel to adjust its prior consideration for legal services to a value of $1.85 per share and issued 71,919 shares at $2.25 per share to an affiliate office manager as consideration for the release of a prior grant of certain territorial rights.

On December 31, 1995, 292,968 shares at $.03 per share were issued to an officer and recorded as compensation expense (See Note 4.)

At December 31, 1995, the Company had 12,930,479 shares of its common stock issued and outstanding.

PREFERRED STOCK

At December 31, 1992, 2,559 shares of 10% Senior Cumulative Convertible Exchangeable Preferred Stock were issued and outstanding. The Preferred Stock had a liquidation preference of $1,000 per share, provided for a 10% cumulative dividend, was exchangeable, at the Company's option, into 10% Junior Subordinated Debentures due September 30, 2002, and was convertible into the Company's common stock, subject to certain conditions, at an initial price of $.75 per common share.

On November 9, 1993, in connection with the first closing of the Company's July 1993 private placement, MMV converted all of the Company's Senior Cumulative Convertible Exchangeable Preferred Stock ($2,559,000) and accumulated dividends ($317,600) into 727,806 shares of the Company's common stock at $3.95 per share. On December 31, 1993, the then outstanding remaining debt owed to MMV by the Company and related accrued interest ($350,000) were exchanged for 35 shares of newly authorized 8% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $10,000 per share. The Series B preferred stock was redeemable at par in whole or in part at the option of the Company upon the closing of at least $2,500,000 from the private placement.

On August 31, 1994, the Company issued 50,000 shares of Series C Non-voting Preferred Stock, par value $.01 per share, with a liquidation preference of five times the per common share ratio and subordinate to the Series B Preferred Stock. Based on the five times per common share ratio, the Series C Preferred Stock was valued at five times the common stock price of $2.25 per share (total of $562,500) and could participate in dividends, if any, with the common stock on a basis of five times the dividend on each share of common stock. The Series C Preferred Stock was redeemable at the option of the Company after December 31, 1996. The Company has not declared or issued common stock dividends. In November, 1994, the Series C Preferred Stock was converted by the holders into 250,000 shares of the Company's common stock at a price of $2.25 per common share. The 250,000 shares of common stock, as the Series C Preferred Stock was previously, are escrowed pending possible adjustments associated with the RPM purchase agreement.

On December 31, 1994, MMV converted the 35 shares of Series B Cumulative Redeemable Preferred Stock ($350,000), accrued dividends ($28,000), and accounts payable ($197,929,) into 200,000 shares of the Company's common stock.

At December 31, 1995, 100,000 shares of preferred stock with a par value of $.01 were authorized and none were issued and outstanding.

STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan (the Option Plan) in June, 1989 which is intended to qualify for certain grants to employees as "incentive stock options" under Section 422A of the 1986 Internal Revenue Code as well as provide non-qualifying options to employees, consultants and directors of the Company. Under the terms of the Option Plan, the exercise price for all options must equal or exceed the fair value of common shares on date of grant and, for any participant possessing more than 10% of the voting rights in the Company's outstanding capital stock, must equal or exceed 110% of the fair value of the common shares on date of grant. The maximum term is ten years. Following is a summary of transactions:

                 Shares under Option
                                     1995        1994
                                   ---------    ------
Outstanding, beginning of year       51,370      1,116
Granted during the year             891,020     50,254
Canceled during the year           (418,639)      -
Exercised during the year              -          -
Outstanding, end of year            523,751     51,370

Eligible for exercise, end of year  523,751      1,370

At December 31, 1995 and 1994 the Company had outstanding exercisable warrants to purchase 1,146,277 shares of the Company's common stock at prices that ranged from $2.25 to $12.10 per share. 874,443 of the warrants expire on November 9, 1996, 9,501 expire in December, 2001 and the remainder expire November 9, 2003.

ARRANGEMENTS FOR FUTURE ISSUANCE OF STOCK, OPTIONS AND WARRANTS

In March 1995, the Company's Board of Directors resolved to increase the number of shares reserved for issuance under the Stock Option Plan from 126,700 (1,000,000 pre-1993 reverse split) to 1,000,000 shares, subject to shareholder approval. That amendment was approved by shareholders on December 18, 1995.

                                 9. LEASES

The Company rents its corporate office on a month-to-month basis.

At December 31, 1995, the Company was in default on unoccupied premise lease obligations in the amount of $157,500 and equipment lease obligations of $56,200, both of which relate to closed branch offices. In 1996, these obligations increased to $235,700 and $117,200, respectively. The Company is a defendant in a number of legal proceedings related to these obligations and, as of December 10, 1996, is negotiating settlements. The Company has no other minimum future non-cancellable operating leases.

Lease rent expense was $203,600 in 1995, $770,000 in 1994 and $550,000 in
1993.

                      10. RELATED PARTY TRANSACTIONS

MMV's equity investments in and debt financings to the Company are discussed in Notes 6,7, and 8. Cumberland's equity investments in and debt financings to the Company are discussed in Notes 7 and 8.
On August 31, 1994, the Company received the resignation of its Founder and Chairman. On December 31, 1994, he sold 80,000 of his shares of the Company's common stock to an accredited foreign investor.

Pursuant to the employment agreement modifications required by the terms of the Cumberland debenture, In March, 1995, tthe Company entered into a contingent sales agreement transferring ownership of the San Ramon office to a new corporation formed by two officers, for a consideration of $50,000 due and payable on or before December 31, 1995. The agreement included an option for the office to be reacquired by the Company prior to that date upon payment of any decrease in its value. In October, 1995, the option was exercised and the office returned to the Company without payment.

On May 15, 1995, the Company received the resignation of its Chief Executive Officer (CEO), at which time he voluntarily surrendered 192,000 of his 368,639 stock options. The Company then entered into a performance based services agreement with a franchise consulting company, of which he is the President and sole shareholder. The agreement expired on November 30, 1995 and, the required minimum performance not having been achieved, no payments were made. On December 31, 1995, the remaining 176,639 options of the former CEO expired unexercised.

             11. ADDITIONAL STATEMENT OF CASH FLOW INFORMATION

The information concerning the conversions of equity and debt are set forth in detail in Notes 7 and 8.
Cash paid for interest was $36,600 in 1995, $2,100 in 1994 and $45,600 in 1993.

                             12.UNCERTAINTIES

As discussed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and negative cash flow from continuing operations through December 31, 1995. The Company has sustained losses from continuing operations of $5,017,900 and $2,799,400 for the years ended December 31, 1995 and 1994, respectively. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements herein do not include any adjustments that might result from the outcome of this uncertainty.
Additional growth in loan related activities and corresponding containment of costs will be required for the Company to generate revenues adequate to reach profitability and positive cash flow from operations. It is uncertain that the Company will be able to achieve such growth.

On February 21, October 5 and November 3, 1995, the Company reported on Form 8-K that its working capital was insufficient to sustain operations. The $800,000 convertible debt and $75,000 equity financing in March, 1995 and the $180,000 equity financing in November, 1995 were insufficient to meet this need. Shareholders were notified and, a recapitalization plan was approved on January 30, 1996 by the shareholders. The plan currently providesd for the Company to raise $5 million in equity financing, to convert the debenture to shares of common stock and to negotiate settlements of unsecured liabilities.

                                 13. OTHER

On November 7, 1994, the Company entered into an employment agreement with a Company officer which provided for, among other conditions, that should the Company fail to obtain directors and officers liability insurance by March 1, 1995, that officer may cease employment and receive all benefits, including vesting of 10,000 options to purchase the Company's common stock, and severance pay. As of March 1, 1995, the Company not having obtained such insurance, the officer ceased his employment. The accompanying financial statements as of December 31, 1995 reflect a provision for the estimated aggregate settlement of $30,000. The vested options expired unexercised on April 1, 1995.

As of December 31, 1995, the Company has accounts payable of $996,600, which included breach of lease complaints and judgements on certain obligations. The Company is negotiating for settlements either through cash payments or issuances of stock. There can be no assurance that such settlements will be effected.

The Company is a defendant in three legal actions brought by individuals who were formerly employees or independent contractors of one of the Company's subsidiaries. The total of these claims is not material and the Company expects either to prevail or to settle these actions.

                      14. MATERIAL SUBSEQUENT EVENTS

In October, 1995, an individual and consultant to the Company, lent the Company $25,000 secured by a 50% interest in the Company's San Ramon office. The arrangement included an option to acquire the remaining 50% interest in the San Ramon office for a like amount in the event the Company defaulted on its promissory note. In November, 1995, an extension on the note was granted. In January, 1996, the security interest was perfected and the option exercised. The Company has agreed to reacquire that office and additional business development activities at cost, subject to successful completion of the recapitalization. On January 15, 1996, the Company entered into a license agreement with that office to operate the Company's marketing services and lender and affiliate relations. During the license period, which ended May 15, 1996, the office received all operating revenues of the licensed business and was responsible for all related expenses, including all related personnel costs. The Company was due from 50% of the net profit, if any, earned by the office as licensee. A net profit was not earned.

In January, 1996 and subsequently, the Company entered into loan agreements with certain shareholders to provide the Company with bridge loans in the aggregate principal amount of $150,000 to fund operations until the completion of the recapitalization. The bridge lenders were granted certain rights to convert the principal and interest outstanding on the bridge loans into shares of the Company's common stock. The Company expects to convert $100,000 of these loans into common stock and to repay $50,000.

On May 22, 1996, the Company modified its recapitalization plan to increase its equity offering from $2 million to a minimum of $3 million and to acquire an independent mortgage banking corporation and a mortgage brokerage corporation. The Company expects to complete these acquisitions in 1996 upon completion of the equity offering.

On October 16, 1996, the Company entered into an agreement on behalf of a group of non-US investors to acquire 6 million shares of the Company's postreverse split common stock for $3 million. Additionally, five year warrants to purchase 2.5 million common shares at an average price of $1.65 per share were granted. The agreement is contingent upon completing certain elements of its recapitalization plan.

The Company's Certificate of Incorporation was amended to provide for a one for-two reverse split of all shares of the Company's Common Stock effective October 21, 1996, and further amended to increase the number of authorized shares of Common Stock to thirty million (30,000,000) shares.

On December 13, 1996, the Company reached agreement with the group of non US investors to acquire an additional 1 million shares at $.50 per share and to grant an additional 1 million warrants at $1.00 per share.