Form 10QSB
period 1996-03-31
FINET HOLDINGS CORP
filed 1996-12-30
CIK 852450

===========================================================================
====

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

                              Yes 'X'  No___

The number of shares outstanding of each of the issuer's classes of common stock was 17,161,902 shares of common stock, par value $.01, as of March 31, 1996.
===========================================================================
====

                           FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March 31,   December 31,
                                                     1996         1995
                                                 (UNAUDITED)
                                                 ------------  ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents....................  $    14,200   $      -
  Accounts receivable..........................       41,200        89,100
  Prepaid expenses and deposits................      104,600        33,700
  Notes receivable.............................       72,000        72,000
  Other receivables............................       69,000
                                                 ------------  ------------
    Total current assets.......................      301,000       194,800
Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $447,900 and $445,400.....................       49,300        51,700
Intangible assets, net of accumulated
  amortization of $909,600 and $856,500........      142,300       195,400
                                                 ------------  ------------
    Total assets...............................  $   492,600   $   441,900
                                                 ============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable.................................   $  150,000   $    25,000
  Accounts payable.............................      929,300       996,600
  Accrued liabilities..........................      195,300       175,200
  Convertible debenture........................      800,000       800,000
  Liabilities of discontinued operations.......        2,500         2,500
                                                 ------------  ------------
    Total current liabilities..................    2,077,100     1,999,300
                                                 ------------  ------------
    Total liabilities..........................    2,077,100     1,999,300
                                                 ------------  ------------

Stockholders' equity (deficit):
  Common stock, par value $.01 issued
    17,161,902 shares in 1996 and 12,930,479
    shares in 1995.............................      171,600       129,300
  Additional paid-in capital...................   19,839,600    19,759,600
  Accumulated deficit..........................  (21,595,700)  (21,446,300)
                                                 ------------  ------------
    Total stockholders' equity (deficit).......   (1,584,500)   (1,557,400)
                                                 ------------  ------------
    Totals.....................................  $   492,600   $   441,900
                                                 ============  ============

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     THREE MONTHS ENDED
                                                         March 31,
                                                        (UNAUDITED)
                                                 --------------------------
                                                      1996         1995
                                                  ------------  -----------

Revenues........................................  $    30,900   $  267,900

Operating expenses:
  Compensation and benefits.....................       93,500      561,000
  Occupancy and equipment.......................        5,200       73,800
  Communications................................       21,000       51,600
  Loan related fees and costs...................        4,200       25,000
  Amortization & depreciation...................       55,600      139,800
  General & administrative......................       18,900      276,500
                                                  ------------  -----------
                    Total operating expense           198,400    1,127,700
                                                  ------------  -----------
(Loss) from operations..........................     (167,500)    (859,800)
                                                  ------------  -----------
Interest........................................       21,900        4,100
                                                  ------------  -----------
(Loss) from continuing operations...............     (189,400)    (863,900)
                                                  ------------  -----------
Other income/(expense)..........................       40,000     (190,500)
                                                  ------------  -----------

Net income/(loss)...............................  $  (149,400) $(1,054,400)
                                                  ============  ===========
Net income/(loss) per share.....................        $(.01)       $(.14)
                                                  ============  ===========

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                               THREE MONTHS ENDED
                                                 March 31, 1996
                                                   (UNAUDITED)
                                               ------------------
Accumulated deficit at beginning of period......  $(21,446,300)
Net loss........................................      (149,400)
                                                  -------------
Accumulated deficit at end of period............  $(21,595,700)
                                                  =============

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     THREE MONTHS ENDED
                                                         March 31,
                                                        (UNAUDITED)
                                                 --------------------------
                                                      1996         1995
                                                  ------------  -----------
Cash flows from operating activities:
  Net (loss)....................................  $  (149,400)  $ (875,300)
  Adjustments to reconcile loss to
    cash used in operating activities...........       13,600      116,300
                                                  ------------  -----------
  Net cash used by operating activities.........     (135,800)    (759,000)
                                                  ------------  -----------

Cash flows from financing activities:
  Proceeds of bridge loans......................      150,000         -
  Proceeds from sale of common stock............         -          75,000
  Proceeds from sale of convertible debenture...         -         800,000
                                                  ------------  -----------
  Net cash provided by financing activities.....      150,000      875,000
                                                  ------------  -----------

Cash flows from investing activities:
  Organization expense..........................         -            -
  Acquisition of equipment......................         -         (19,700)
                                                  ------------  -----------
  Net cash used by investing activities.........         -         (19,700)
                                                  ------------  -----------

Increase/(decrease)in cash and equivalents......       14,200       96,300
                                                  ============  ===========

                        FINET HOLDINGS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Due to the Company's inability to complete an audit of its operations for the fiscal year ended December 31, 1995 until December, 1996, it was unable to file its Form 10-K Annual Report for that period and the subsequent Form 10-Q Quarterly Reports until the actual signature dates thereon. During the first quarter of 1996, the Company was in a period of near operational dormancy while executing a voluntary recapitalization plan. To the best of the Company's ability, the narrative information in this report has been prepared and expressed as it would have been if prepared and submitted on time.

NOTE 2. The financial information included herein as of March 31, 1996 and for the three months ended March 31, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation of the financial position as of those dates and the results of operations for that period. The information in the Condensed Consolidated Balance Sheet as of December 31, 1995 was derived from the Company's Form 10-K Annual Report for 1995.

NOTE 3. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will complete its reorganization plan successfully and continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and negative cash flow from continuing operations, as of March 31, 1996. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 15,704,054 shares (three months) in 1996 and 6,256,245 shares (three months) in 1995. Common stock equivalents are not included because their effect would have been non-dilutive in all periods.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                      LIQUIDITY AND CAPITAL RESOURCES

The Company is in a weak financial position with little liquidity. In December, 1995 the Company reported at its annual shareholder meeting that although considerable progress had been achieved in 1995 in reducing the Company's losses from operating activities, the Company's continuing losses, lack of working capital, and additional pending financial obligations required additional capital if operations were to be continued. The shareholders and the Board of Directors authorized management to develop a voluntary recapitalization plan (the "Plan"), which was then created and recommended by the Company and approved by shareholders on January 30, 1996.

The Plan calls for negotiated settlements with unsecured creditors, a private placement to raise $2 million additional equity capital, material concessions from the Company's majority shareholder and secured creditor, licensing of Finet Corporation's mortgage operations to an affiliate office and a revised growth strategy and business plan. The Company has begun to implement the Plan, which also calls for the Company to be sustained by bridge loans until completion of an equity offering.

The Company has continued to incur losses and negative cash flow through March 31, 1995. In the event that the Company is unable to fully implement the Plan, the ability of the Company continue to operate appears doubtful. Upon successful completion of the Plan, the Company will have materially reduced its liabilities and believes it will have liquidity and working capital adequate to achieve its objectives.

                                 INFLATION

Inflation has not had any material impact on the Company's operations.


                           RESULTS OF OPERATIONS

Historically, all mortgage brokerage activities have been conducted by Finet Corporation, a wholly owned subsidiary. As part of the Plan, these activities, including all mortgage related revenues and expenses, were temporarily licensed to the owner of a Finet affiliate office. As a result, both Finet Corporation and the Company entered a period of near operational dormancy. Personnel were minimized, compensation was materially reduced and the Company's activities were focused almost exclusively on completing the Plan.

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

The Company incurred a net loss in the first quarter of 1996 of $149,400. $167,500 of the loss was from continuing operations as compared with $863,900 for the first quarter of 1995. There is little basis for comparison of these two periods. The Company's operations in the first quarter of 1995 were comprised primarily of the mortgage brokerage activities of the Finet Corporation branch offices, whereas during most of the first quarter of 1996 all mortgage brokerage activity was licensed to another entity.

ACCORDINGLY, IN MANAGEMENT'S OPINION, BECAUSE OF CHANGES IN THE COMPANY'S STRUCTURE AND OPERATIONS, COMPARISON OF VARIOUS REVENUE AND OPERATING EXPENSE CATEGORIES DURING PRIOR PERIODS AS DISCUSSED HEREIN IS IRRELEVANT AND POTENTIALLY MISLEADING. READERS ARE THEREFORE CAUTIONED IN INTERPRETING ANY PERIOD TO PERIOD COMPARISONS.

The primary operating expense is compensation and benefits, consisting in 1995 of: commissions to brokerage agents; payments to service providers; and compensation of processing and management personnel and in 1996 of: payments to service providers and compensation of management personnel. Such expenses were $93,500 in the first quarter of 1996 and $561,000 in the first quarter of 1995.

Occupancy and equipment expenses were $15,200 in the first quarter of 1996 and $73,800 in the first quarter of 1995. The reductions were due primarily to significantly reduced corporate office rental expense, offset by associated moving and storage expenses.

Communications expense was $21,000 in the first quarter of 1996 and $51,600 in the in the first quarter of 1995. The decrease was related primarily to office consolidations and staff reductions.

Loan related fees and costs were $4,200 in the first quarter of 1996 and $25,000 in the first quarter of 1995. The decrease was due primarily to the change in operating structure and the licensing of mortgage activities to an affiliate office.

Amortization and depreciation expenses were $55,600 in the first quarter of 1996 and $139,800 in the second quarter of 1995. The decrease was related primarily to the 1995 write-off of intangible assets.

General and administrative expenses include office expenses, and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $74,500 in the first quarter of 1996 and $416,300 in the first quarter of 1995. The decrease is primarily due to cost control measures.

Interest expense increased from $4,100 in the first quarter of 1995 to $21,900 in the first quarter of 1996, primarily due to interest on the convertible debenture.

The effective overall tax rate remained at 0%.

As a result of the foregoing, net income was $(149,400), a decrease of 86%.

                                  PART II

ITEM 1.     LEGAL PROCEEDINGS

As a result of the Company's financial position, the Company has substantial past due accounts payable and is a defendant in several legal actions brought by unsecured trade creditors for claims totaling approximately $500,000. As part of its recapitalization plan, the Company expects to reach settlements with these creditors for approximately 40% of this amount with the consideration in the form of shares of the Company's common stock valued at the private placement offering price per share.

The Company is a defendant in three legal actions brought by individuals who were formerly employees or independent contractors of one of the Company's subsidiaries. The total of these claims is not material and the Company expects either to prevail or to settle these actions as part of its recapitalization plan.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in the Company's Form 10-K Annual Report for the year ended December 31, 1995, the Company's voluntary recapitalization plan was approved by shareholders on January 30, 1996.

                                 SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FINET HOLDINGS CORPORATION

Date: December 27, 1996                 L. DANIEL RAWITCH
                               -------------------------------------
                                        L. DANIEL RAWITCH
                               (CEO AND PRINCIPAL EXECUTIVE OFFICER)

Date: December 27, 1996                   JAN C. HOEFFEL
                               -------------------------------------
                                          JAN C. HOEFFEL
                                          (PRESIDENT AND
                                   PRINCIPAL FINANCIAL OFFICER)