Form 10QSB
period 1996-06-30
FINET HOLDINGS CORP
filed 1996-12-30
CIK 852450

===========================================================================
====

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

                              Yes 'X'  No___

The number of shares outstanding of each of the issuer's classes of common stock was 17,593,152 shares of common stock, par value $.01, as of June 30, 1996.
===========================================================================
====

                           FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30,     December 31,
                                                     1996         1995
                                                 (UNAUDITED)
                                                -----------    ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents...................  $      4,800   $      -
  Accounts receivable.........................        39,800        89,100
  Prepaid expenses and deposits...............        59,100        33,700
  Notes receivable............................        72,000        72,000
  Other receivables...........................        62,000          -
                                                -------------  ------------
    Total current assets......................       237,700       194,800
Furniture, fixtures and equipment,
    net of accumulated depreciation
    of $450,300 and $445,400..................        46,800        51,700
Intangible assets, net of accumulated
  amortization of $1,051,900 and $856,500.....        89,200       195,400
                                                -------------  ------------
    Total assets..............................  $    373,700   $   441,900
                                                =============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable................................    $  150,000   $    25,000
  Accounts payable............................       929,300       996,600
  Accrued liabilities.........................       222,200       175,200
  Convertible debenture.......................       800,000       800,000
  Liabilities of discontinued operations......         2,500         2,500
                                                -------------  ------------
    Total current liabilities.................     2,104,000     1,999,300
                                                -------------  ------------
    Total liabilities.........................     2,104,000     1,999,300
                                                -------------  ------------

Stockholders' equity (deficit):
  Common stock, par value $.01 issued
    17,593,152 shares in 1996 and 12,930,479
    shares in 1995............................       175,900       129,300
  Additional paid-in capital..................    19,848,200    19,759,600
  Accumulated deficit.........................   (21,754,400)  (21,446,300)
                                                -------------  ------------
    Total stockholders' equity (deficit)......    (1,730,300    (1,557,400)
                                                -------------  ------------
    Totals....................................  $    373,700   $   441,900
                                                =============  ============

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    THREE MONTHS ENDED
                                                          June 30,
                                                        (UNAUDITED)
                                                 --------------------------
                                                      1996         1995
                                                  ------------  -----------
Revenues........................................  $       900   $   79,800

Operating expenses:
  Compensation and benefits.....................       76,900      172,400
  Occupancy and equipment.......................        1,500       25,700
  Communications................................        3,900       12,700
  Loan related fees and costs...................        1,200        1,500
  Amortization & Depreciation...................       55,600      167,100
  General & administrative......................          400      105,100
                                                  ------------  -----------
                                                      139,500      484,500
                                                  ------------  -----------
(Loss) from operations..........................     (138,600)    (404,700)
                                                  ------------  -----------
Interest........................................       20,100       20,600
                                                  ------------  -----------
(Loss) from continuing operations...............     (158,700)    (425,300)
                                                  ------------  -----------
Other expense...................................         -          15,900
                                                  ------------  -----------
Net income/(loss)...............................  $( (158,700)  $ (441,200)
                                                  ============  ===========
Net income/(loss) per share.....................        $(.01)       $(.06)
                                                  ============  ===========

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      SIX MONTHS ENDED
                                                          June 30,
                                                        (UNAUDITED)
                                                  -------------------------
                                                      1996         1995
                                                  ------------  -----------
Revenues........................................  $    31,800   $  347,700

Operating expenses:
  Compensation and benefits.....................      170,400      733,400
  Occupancy and equipment.......................        6,700       99,500
  Communications................................       25,300       60,600
  Loan related fees and costs...................        5,500       26,500
  Amortization & Depreciation...................      111,200      342,500
  General & administrative......................       18,800      349,700
                                                  ------------  -----------
            Total operating expense                   337,900    1,612,200
                                                  ------------  -----------
(Loss) from operations..........................     (306,100)  (1,265,200)
                                                  ------------  -----------
Interest........................................       42,000       24,700
                                                  ------------  -----------
(Loss) from continuing operations...............     (348,100)  (1,289,900)
                                                  ------------  -----------
Other income/(expense)..........................       40,000      206,400
                                                  ------------  -----------
Net income/(loss)...............................  $  (308,100)  (1,496,300)
                                                  ============  ===========
Net income/(loss) per share.....................        $(.02)       $(.21)
                                                  ============  ===========

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                                SIX MONTHS ENDED
                                                 June 30, 1996
                                                   (UNAUDITED)
                                                -----------------
Accumulated deficit at beginning of period......  $(21,446,300)
Net loss........................................    ( (308,100)
                                                  -------------
Accumulated deficit at end of period............  $(21,754,400)
                                                  =============

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     THREE MONTHS ENDED
                                                          June 30,
                                                        (UNAUDITED)
                                                 --------------------------
                                                     1996         1995
                                                 ------------  ------------
Cash flows from operating activities:
  Net (loss)...................................  $  (158,700)  $(1,277,800)
  Adjustments to reconcile loss to
    cash used in operating activities..........      149,300   ,XXX
65,300
                                                 ------------  ------------
  Net cash used by operating activities........       (9,400)   (1,218,500)
                                                 ------------  ------------

Cash flows from financing activities:
  Proceeds from sale of common stock...........         -           75,000
  Proceeds from sale of convertible debenture..         -          800,000
                                                 ------------  ------------
  Net cash provided by financing activities....         -          875,000
                                                 ------------  ------------

Cash flows from investing activities:
  Organization expense.........................         -             -
  Acquisition of equipment.....................         -          (19,700)
                                                 ------------  ------------
  Net cash used by investing activities........         -          (19,700)
                                                 ------------  ------------

Increase/(decrease)in cash and equivalents.....       (9,400)     (323,800)
                                                 ============  ============

                        FINET HOLDINGS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Due to the Company's inability to complete an audit of its operations for the fiscal year ended December 31, 1995 until December, 1996, it was unable to file its Form 10-K Annual Report for that period and the subsequent Form 10-Q Quarterly Reports until the actual signature dates thereon. During the second quarter of 1996, the Company was in a period of near operational dormancy while executing a voluntary recapitalization plan. To the best of the Company's ability, the information in this report has been prepared and expressed as it would have been if prepared and submitted on time.

NOTE 2. The financial information included herein as of June 30, 1996 and for the six months ended June 30, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation of the financial position as of those dates and the results of operations for that period. The information in the Condensed Consolidated Balance Sheet as of December 31, 1995 was derived from the Company's Form 10-K Annual Report for 1995.

NOTE 3. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will complete its reorganization plan successfully and continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and negative cash flow from continuing operations, as of June 30, 1996. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.
The weighted average number of shares was 16,333,013 shares (six months) in 1996 and 6,705,152 shares (six months) in 1995. Common stock equivalents are not included because their effect would have been non-dilutive in all periods.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                      LIQUIDITY AND CAPITAL RESOURCES

The Company is in a weak financial position with little liquidity. During 1996 to date, the Company's operations have been sustained primarily by bridge loans provided by individual shareholders in anticipation of completing the Company's previously reported voluntary recapitalization plan (the "Plan").

The Plan called for negotiated settlements with unsecured creditors, a private placement to raise $2 million additional equity capital, material concessions from the Company's majority shareholder and secured creditor, licensing of Finet Corporation's mortgage operations to an affiliate office and a revised business plan.

The Company has continued to incur losses and negative cash flow through June 30, 1995. Absent successful completion of the Plan, the ability of the Company continue operations appears doubtful. Upon successful completion of the Plan, the Company will have materially reduced its liabilities and believes it will have liquidity and working capital adequate to achieve its objectives.

                                 INFLATION

Inflation has not had any material impact on the Company's operations.


                           RESULTS OF OPERATIONS

As previously reported, the Company's activities during the quarter were focused primarily on completing the Plan. Based on discussions with its private placement agent in January, 1996, the Company anticipated completing its $2 million equity offering by May 15, 1996 and, based on a 50% reduction in executive compensation levels, receiving approximately $200,000 of bridge loans to sustain its operations until then. Of $150,000 in bridge loans arranged by the placement agent, after its expenses the Company received a net total of $103,000. Accordingly, the Company's staff was reduced to two executive officers and a part-time administrative assistant. After April 30, 1996, due to the lack of cash, all executive compensation has been deferred.

During the second quarter, the plan for settlement with unsecured creditors was developed in detail and distributed to creditors with a request for their approval. Expressions of interest obtained by the placement agent have been insufficient to proceed with the private placement.

The mortgage brokerage activities conducted by Finet Corporation, a wholly owned subsidiary were licensed to the owner of a Finet affiliate office. On May 15, 1996, the license expired and mortgage operations reverted to Finet Corporation. These activities consisted primarily of collecting monthly affiliation fees from remaining affiliate offices and providing various marketing and lender support services to affiliates. A percentage of fees received was used to compensate the individual who provided these services and coordinated execution of the creditor settlement plan.

During the second quarter, the Company was approached by a local mortgage banking firm interested in some form of cooperative alliance. After considerable discussion and negotiation, as previously reported on Form 8-K, on May 22, 1996 the Company entered into a binding Term Sheet Agreement (the "Agreement") with Monument Mortgage, Inc. ("MMI"), a California corporation, and Preference America Mortgage Network ("PAMN"), a California corporation, to acquire 100% of the issued and outstanding stock of both corporations. MMI is a mortgage banking firm operating in 15 states. PAMN is a mortgage broker operating primarily in Florida. Two individuals are the sole shareholders of MMI and, together with a third individual, are the shareholders of PAMN.

Pursuant to the Agreement, MMI and PAMN will become subsidiaries of the Company and continue operations under their current names. It is contemplated that the acquisition of MMI will be a pooling of interests involving an exchange of shares for a total consideration to be determined upon completion of MMI's audit for the year ending April 30, 1996. The Registrant will purchase PAMN from its three shareholders for $250,000.

The purchase price and terms for these acquisitions were arrived at only after arms-length negotiations between the principals of the three corporations. The underlying principles used in determining the consideration for the two acquisitions involved an unscientific analysis of the past performance and existing value of the two companies, and the future potential of the combined entity. The Agreement further provides for the Company to enter into employment agreements with the MMI owners upon terms outlined in the Agreement.

As a result of this event, the Company reviewed and revised its business development plan to incorporate the expanded opportunities resulting from these acquisitions. Completion of these acquisitions is contingent upon the Company raising a minimum of $2 million in its private placement, the size of which the Company and placement agent have agreed to increase to $3 million and open to subscription in the third quarter of 1996.

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

The Company incurred a net loss in the second quarter of 1996 of $158,700. $138,600 of the loss was from continuing operations as compared with $425,300 for the second quarter of 1995. There is little basis for comparison of these two periods. The Company's operations in the second quarter of 1995 were comprised primarily of the mortgage brokerage activities of Finet Corporation supporting affiliate offices, whereas in the second quarter of 1996 through May 15, 1996 all mortgage brokerage activity was licensed to another entity, and thereafter the number of affiliates was reduced further for non-payment of affiliate fees.

ACCORDINGLY, IN MANAGEMENT'S OPINION, BECAUSE OF CHANGES IN THE COMPANY'S STRUCTURE AND OPERATIONS, COMPARISON OF VARIOUS REVENUE AND OPERATING EXPENSE CATEGORIES DURING PRIOR PERIODS AS DISCUSSED HEREIN IS IRRELEVANT AND POTENTIALLY MISLEADING. READERS ARE THEREFORE CAUTIONED IN INTERPRETING ANY PERIOD TO PERIOD COMPARISONS.

The primary operating expense is compensation and benefits, consisting of payments to service providers and compensation of management personnel. Such expenses were $76,900 the second quarter of 1996 and $172,400 in the second quarter of 1995.

Occupancy and equipment expenses were $1,500 in the second quarter of 1996 and $25,700 in the second quarter of 1995. The reductions were due primarily to significantly reduced corporate office rental expense.

Communications expense was $3,900 in the second quarter of 1996 and $12,700 in the in the second quarter of 1995. The decrease was related primarily to office consolidations and staff reductions.

Loan related fees and costs were $1,200 in the second quarter of 1996 and $1,500 in the second quarter of 1995. The decrease was due primarily to the licensing of mortgage activities to an affiliate office.

Amortization and depreciation expenses were $55,600 in the second quarter of 1996 and $167,100 in the second quarter of 1995. The decrease was related primarily to 1995 write-off of intangible assets.

Other expenses include office expenses and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $400 in the second quarter of 1996 and $105,100 in the second quarter of 1995. The decrease is primarily due to cost control measures.

Interest expense decreased from $20,600 in the second quarter of 1995 to $21,100 in the second quarter of 1996, and is related to the convertible debenture.

The effective overall tax rate remained at 0%.

As a result of the foregoing, net income was $(158,700), a decrease of 64%.

SIX MONTHS ENDED JUNE 301, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Company incurred a net loss in the first six months of 1996 of $308,100. $306,100 of the loss was from continuing operations as compared with $1,265,200 for the first six months of 1995. As previously discussed herein, there is little basis for comparison of these two periods.

The primary operating expense is compensation and benefits consisting, in 1995, of commissions to brokerage agents, payments to service providers and compensation of processing and management personnel and, in 1996, of payments to service providers and compensation management personnel. Such expenses were $170,400 the first six months of 1996 and $733,400 in the first six months of 1995.

Occupancy and equipment expenses were $6,700 in the first six months of 1996 and $99,500 in the first six months of 1995. The reductions were due primarily to significantly reduced corporate office rental expense.

Communications expense was $25,300 in the first six months of 1996 and $60,600 in the in the first six months of 1995. The decrease was related primarily to office consolidations and staff reductions.

Loan related fees and costs were $5,500 in the first six months of 1996 and $26,500 in the first six months of 1995. The decrease was due primarily to the licensing of mortgage activities to an affiliate office.

Amortization and depreciation expenses were $111,200 in the first six months of 1996 and $342,500 first six months of 1995. The decrease was related primarily to the 1995 write-off of intangible assets.

Other expenses include office expenses and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $18,800 in the first six months of 1996 and $349,700 in the first six months of 1995. The decrease is primarily due to cost control measures.

Interest expense increased from $24,700 in the first six months of 1995 to $42,000 in the first six months of 1996, primarily due to interest on the convertible debenture.

The effective overall tax rate remained at 0%.

As a result of the foregoing, net income was $(308,100), a decrease of 80%.

                                  PART II

ITEM 1.     LEGAL PROCEEDINGS

As a result of the Company's financial position, the Company has substantial past due accounts payable and is a defendant in several legal actions brought by unsecured trade creditors for claims totaling $500,000. As part of its recapitalization plan, the Company expects to reach settlements with these creditors for approximately 40% of this amount, with the consideration in the form of shares of the Company's common stock valued at the private placement offering price per share.

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


                               FINET HOLDINGS CORPORATION

Date: December 23, 1996                 L. DANIEL RAWITCH
                               -------------------------------------
                                        L. DANIEL RAWITCH
                               (CEO AND PRINCIPAL EXECUTIVE OFFICER)

Date: December 23, 1996                   JAN C. HOEFFEL
                               -------------------------------------
                                          JAN C. HOEFFEL
                                          (PRESIDENT AND
                                   PRINCIPAL FINANCIAL OFFICER)