Form 10QSB
period 1996-09-30
FINET HOLDINGS CORP
filed 1996-12-30
CIK 852450

===========================================================================
====

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

                              Yes 'X'  No___

The number of shares outstanding of each of the issuer's classes of common stock was 17,593,152 shares of common stock, par value $.01, as of September 30, 1996.
===========================================================================
                                     =

                           FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                September 30,  December 31,
                                                     1996          1995
                                                  (UNAUDITED)
                                                 ------------  ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents...................  $      4,000   $      -
  Accounts receivable.........................        40,700        89,100
  Prepaid expenses and deposits...............        25,000        33,700
  Notes receivable............................        72,000        72,000
  Other receivables...........................        62,000          -
                                                -------------  ------------
    Total current assets......................       203,700       194,800
Furniture, fixtures and equipment,
    net of accumulated depreciation
    of $452,800 and $445,400..................        44,300        51,700
Intangible assets, net of accumulated
  amortization of $1,015,800 and $856,500.....        36,100       195,400
                                                -------------  ------------
    Total assets..............................  $    284,100   $   441,900
                                                =============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable................................    $  150,000   $    25,000
  Accounts payable............................       929,300       996,600
  Accrued liabilities.........................       287,100       175,200
  Convertible debenture.......................       800,000       800,000
  Liabilities of discontinued operations......         2,500         2,500
                                                -------------  ------------
    Total current liabilities.................     2,168,900     1,999,300
                                                -------------  ------------
    Total liabilities.........................     2,168,900     1,999,300
                                                -------------  ------------

Stockholders' equity (deficit)
  Common stock, par value $.01 issued
    17,593,152 shares in 1996 and 12,930,479
    shares in 1995............................       175,900       129,300
  Additional paid-in capital..................    19,848,200    19,759,600
  Accumulated deficit.........................   (21,908,900)  (21,446,300)
                                                -------------  ------------
    Total stockholders' equity(deficit).......    (1,884,800)   (1,557,400)
                                                -------------  ------------
    Totals....................................  $    284,100   $   441,900
                                                =============  ============

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                        (UNAUDITED)
                                                  -------------------------
                                                      1996         1995
                                                  ------------  -----------
Revenues........................................  $       900   $  101,900

Operating expenses:
  Compensation and benefits.....................       75,750      103,800
  Occupancy and equipment.......................        1,500        6,600
  Communications................................         ,400        8,200
  Loan related fees and costs...................         -           4,000
  Amortization & Depreciation...................       55,600      103,000
  General & administrative......................         ,500      102,800
                                                  ------------  -----------
                                                      133,800      328,400
                                                  ------------  -----------
(Loss) from operations..........................     (132,900)    (226,500)
                                                  ------------  -----------
Interest........................................       20,100       20,000
                                                  ------------  -----------
(Loss) from continuing operations...............     (153,000)    (246,500)
                                                  ------------  -----------
Other expense...................................         -           1,800
                                                  ------------  -----------
Net income/(loss)...............................  $(  153,000)  $ (244,700)
                                                  ============  ===========
Net income/(loss) per share.....................        $(.01)       $(.03)
                                                  ============  ===========

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                        (UNAUDITED)
                                                  -------------------------
                                                      1996         1995
                                                  ------------  -----------
Revenues........................................  $    32,700   $  499,300

Operating expenses:
  Compensation and benefits.....................      246,200      623,800
  Occupancy and equipment.......................        9,300      102,600
  Communications................................       25,600       72,700
  Loan related fees and costs...................        5,500      296,700
  Amortization & Depreciation...................      166,700      445,500
  General & administrative......................       19,900      401,600
                                                  ------------  -----------
                                                      473,200    1,942,900
                                                  ------------  -----------
(Loss) from operations..........................     (440,500)  (1,443,600)
                                                  ------------  -----------
Interest........................................       62,100       44,700
                                                  ------------  -----------
(Loss) from continuing operations...............     (502,600)  (1,488,300)
                                                  ------------  -----------
Other income/(expense)..........................       40,000      906,400
                                                  ------------  -----------
Net income/(loss)...............................  $  (462,600) $(1,692,900)
                                                  ============  ===========
Net income/(loss) per share.....................        $(.03)       $(.24)
                                                  ============  ===========

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 1996
                                                   (UNAUDITED)
                                               ------------------
Accumulated deficit at beginning of period......  $(21,446,300)
Net loss........................................    (  462,600)
                                                  -------------
Accumulated deficit at end of period............  $(21,908,900)
                                                  =============

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                        (UNAUDITED)
                                                 --------------------------
                                                     1996         1995
                                                 ------------  ------------
Cash flows from operating activities:
  Net (loss)...................................  $  (153,100)  $(1,488,300)
  Adjustments to reconcile loss to
  cash used in operating activities............      122,900       302,100
                                                 ------------  ------------
  Net cash used by operating activities........      (30,200)   (1,186,200)
                                                 ------------  ------------

Cash flows from financing activities:
  Offering expenses............................      (31,000)         -
  Proceeds from sale of common stock...........         -           75,000
  Proceeds from sale of convertible debenture..         -          800,000
                                                 ------------  ------------
  Net cash provided by financing activities....      (31,000)      875,000
                                                 ------------  ------------

Cash flows from investing activities:
  Organization expense.........................         -             -
  Acquisition of equipment.....................      (  -          (19,700)
                                                 ------------  ------------
  Net cash used by investing activities........      (  -   )      (19,700)
                                                 ------------  ------------

Increase/(decrease)in cash and equivalents.....         (800)     (330,900)
                                                 ============  ============

                        FINET HOLDINGS CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Due to the Company's inability to complete an audit of its operations for the fiscal year ended December 31, 1995 until December, 1996, it was unable to file its Form 10-K Annual Report for that period and the subsequent Form 10-Q Quarterly Reports until the actual signature dates thereon. During the third quarter of 1996, the Company was in a period of near operational dormancy while executing a voluntary recapitalization plan. To the best of the Company's ability, the information in this report has been prepared and expressed as it would have been if prepared and submitted on time.

NOTE 2. The financial information included herein as of September 30, 1996 and for the nine months ended September 30, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation of the financial position as of those dates and the results of operations for that period. The information in the Condensed Consolidated Balance Sheet as of December 31, 1995 was derived from the Company's Form 10-K Annual Report for 1995.

NOTE 3. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will complete its reorganization plan successfully and continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and negative cash flow from continuing operations, as of September 30, 1996. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 16,942,142 shares (nine months) in 1996 and 6,427,659 shares (nine months) in 1995. Common stock equivalents are not included because their effect would have been non-dilutive in all periods.

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

The Plan called for negotiated settlements with unsecured creditors, a private placement to raise additional equity capital, material concessions from the Company's majority shareholder and secured creditor, licensing of Finet Corporation's mortgage operations to an affiliate office and a revised business plan.

The Company has continued to incur losses and negative cash flow through September 30, 1995. Absent successful completion of the Plan, the ability of the Company continue operations appears doubtful. Upon successful completion of the Plan, the Company will have materially reduced its liabilities and believes it will have adequate liquidity and working capital.

                                 INFLATION

Inflation has not had any material impact on the Company's operations.

                           RESULTS OF OPERATIONS

The Company's activities during the quarter were focused primarily on completing the Plan. Initially, the Company anticipated completing its $2 million equity offering by May 15, 1996 and receiving approximately $200,000 of bridge loans to sustain its operations until then. Of $150,000 in bridge loans arranged by the placement agent to date, after its expenses the Company received a net total of approximately $103,000. Accordingly, the Company's staff has been reduced to two executive officers. After April 30, 1996, due to the lack of cash, all executive compensation has been deferred and accounts payable have increased.

The mortgage brokerage activities of Finet Corporation, a wholly owned subsidiary resumed on May 15, 1996 when a temporary management license to an affiliate office expired. These activities consist primarily of collecting monthly affiliation fees from remaining affiliate offices and providing various marketing and lender support services to remaining affiliates. During the quarter, one additional affiliate office was terminated for non payment of affiliate fees.

Settlements have been reached with over 50% of unsecured creditor claims. The Company expects to meet the requirement to settle 80% or more of these claims under the terms of the Plan.

As a result of the previously reported agreement to acquire Monument Mortgage, Inc., a mortgage banking firm, and Preference America Mortgage Network, a mortgage broker, and the resultant improvement in the Company's revised business development plans, expressions of interest obtained by the placement agent have significantly increased.

                        MATERIAL SUBSEQUENT EVENTS

As previously reported on Form 8-K, on October 21, 1996, the Company effected an increase in the number of its authorized common shares from 20 million shares to 30 million shares and a 1-for-2 reverse split of all issued and outstanding shares. As a requirement of this latter action, the Company's trading symbol was changed from FTHC to FNHC. While all current share certificates remain valid, all shareholders have been requested to exchange their share certificates for a new certificate reflecting their post-reverse split holdings.

On October 10, 1996, the Company regained good standing in the State of Delaware by bringing its tax filings current and filing a Certificate of Renewal with its Secretary of State.

On October 16, 1996, the Company entered into an agreement on behalf of a group of non-US investors to acquire 6 million shares of the Company's post-reverse split common stock for $3 million. Additionally, five year warrants to purchase 2.5 million common shares at an average price of $1.65 per share were granted. The agreement is contingent upon completing certain elements of its recapitalization plan.

On December 13, 1996, the Company reached agreement with the group of non US investors to acquire an additional 1 million shares at $.50 per share and to grant an additional 1 million warrants at $1.00 per share.

On December 20, 1995, the Company had reached planned settlements with unsecured creditors representing 79% of the total amounts owed, with additional settlements expected from the results of ongoing negotiations.

As a result of the foregoing events, at the request of its placement agent, the Company plans to complete an additional private placement, primarily for US investors, in early 1997.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1995 AND 1996

The Company incurred a net loss in the third quarter of 1996 of $153,000. $132,900 of the loss was from continuing operations as compared with $246,500 for the third quarter of 1995. There is little basis for comparison of these two periods. The Company's operations in the third quarter of 1995 were comprised primarily of the mortgage brokerage activities of Finet Corporation supporting 9 affiliate offices, whereas in the third quarter of 1996 through May 15, 1996 all mortgage brokerage activity was licensed to another entity, and thereafter the number of affiliates was reduced to 4.

ACCORDINGLY, IN MANAGEMENT'S OPINION, BECAUSE OF CHANGES IN THE COMPANY'S STRUCTURE AND OPERATIONS, COMPARISON OF VARIOUS REVENUE AND OPERATING EXPENSE CATEGORIES DURING PRIOR PERIODS AS DISCUSSED HEREIN IS IRRELEVANT AND POTENTIALLY MISLEADING. READERS ARE THEREFORE CAUTIONED IN INTERPRETING ANY PERIOD TO PERIOD COMPARISONS.

The primary operating expense is compensation and benefits, consisting of payments to service providers and compensation of management personnel. Such expenses were $75,750 the third quarter of 1996 and $103,800 in the third quarter of 1995.

Occupancy and equipment expenses were $1,500 in the third quarter of 1996 and $6,600 in the third quarter of 1995. The reductions were due primarily to significantly reduced corporate office rental expense.

Communications expense was $400 in the third quarter of 1996 and $8,200 in the in the third quarter of 1995. The decrease was related primarily to office consolidations and staff reductions.

Loan related fees and costs were $0 in the third quarter of 1996 and $4,000 in the third quarter of 1995. The decrease was due primarily to the change in operating structure.

Amortization and depreciation expenses were $55,600 in the third quarter of 1996 and $103,000 in the third quarter of 1995. The decrease was related primarily to 1995 write-off of intangible assets.

Other expenses include office expenses and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $500 in the third quarter of 1996 and $46,100 in the third quarter of 1995. The decrease is primarily due to cost control measures.

Interest expense increased from $20,000 in the third quarter of 1995 to $20,100 in the third quarter of 1996, related the convertible debenture.

The effective overall tax rate remained at 0%.

As a result of the foregoing, net income was $(153,000), a decrease of 38%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

The Company incurred a net loss in the first nine months of 1996 of $462,600. $440,500 of the loss was from continuing operations as compared with $1,488,300 for the first nine months of 1995. As previously discussed herein, there is little basis for comparison of these two periods.

The primary operating expense is compensation and benefits consisting, in 1995, of commissions to brokerage agents, payments to service providers and compensation of processing and management personnel and, in 1996, of payments to service providers and compensation management personnel. Such expenses were $246,200 the first nine months of 1996 and $623,800 in the first nine months of 1995.

Occupancy and equipment expenses were $9,300 in the first nine months of 1996 and $102,600 in the first nine months of 1995. The reductions were due primarily to significantly reduced corporate office rental expense.

Communications expense was $25,600 in the first nine months of 1996 and $72,700 in the in the first nine months of 1995. The decrease was related primarily to office consolidations and staff reductions.

Loan related fees and costs were $5,500 in the first nine months of 1996 and $296,700 in the first nine months of 1995. The decrease was due primarily to the change in operating structure.

Amortization and depreciation expenses were $166,700 in the first nine months of 1996 and $445,400 first nine months of 1995. The decrease was related primarily to the 1995 write-off of intangible assets.

Other expenses include office expenses and other miscellaneous expenses incurred in connection with the development and management of the business, including travel, legal, entertainment and corporate printing. Such expenses were $19,900 in the first nine months of 1996 and $309,400 in the first nine months of 1995. The decrease is primarily due to cost control measures.

Interest expense increased from $24,700 in the first nine months of 1995 to $62,100 in the first nine months of 1996, primarily due to interest on the convertible debenture.

The effective overall tax rate remained at 0%.

As a result of the foregoing, net income was $(462,600), a decrease of 73%.

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