Form 10KSB/A
period 1995-12-31
FINET HOLDINGS CORP
filed 1997-04-10
CIK 852450

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

                         ------------------------

                      Commission File Number: 0-18108
                 ----------------------------------------
                         ------------------------

                        FINET HOLDINGS CORPORATION
          (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------------------
          ------------------------------------------------------

                                      DELAWARE
                                94-3115180
(State or jurisdiction of incorporation or organization)        (IRS Employer
                          Identification Number)



         235 MONTGOMERY STREET, SUITE 750 SAN FRANCISCO, CA 94104
                  (Address of principal executive office)

                                94-3115180
                   (IRS Employer Identification Number)


                              (415) 658-4150
           (Registrant's telephone number, including area code)

                               COMMON SHARES
       Securities registered under Section 12(g) of the Exchange Act (Former name, former address and former fiscal year, if changed since last report)

CIndicate by check mark whether the issuerregistrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements forwithin the past 90 days.

                              Yes 'X'    No _

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]__

    State issuer's revenues for its most recent fiscal year:  $712,900

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $362,500 as of January 31, 1996

State tThe number of shares outstanding of each of the issuer's classes of common equitystock, as of the the latest practicable date: was
12,906,64630,479 shares of common stock, par value $.01, outstanding as of December 31, 1995.
===========================================================================
====

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

Finet Holdings Corporation (NASDAQ BB: FNHC), a Delaware corporation (the "Company"), through Finet Corporation, a California corporation ("Finet"), is a mortgage broker, and one of the very few whose shares are publicly traded. The Company operates in one business segment, mortgage loan brokerage, carried out in the western United States

MARKET.

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

EMPLOYEES.

As of December 31, 1996, the Company employed two executives. A number of its former employees have been employed by thea firms that it intends to acquire as part of the Plan. None of the Company's employees is represented by a union. The Company believes its relations with its employees and affiliates are good.

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

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual shareholder meeting was held on December 18, 1995. Including proxies, shareholders representing 75.1% of the shares outstanding were present and unanimously approved: (a) reelectionappointment of the three current directors: Messrs Hoeffel, Rawitch and Sogin; (b) reappointment of current auditors; (c) approval of changes to the stock option plan enacted by the Board of Directors in March, 1995. To allow development of the Plan, the meeting was adjourned to January 30, 1996, at which time the Plan was approved by unanimous vote of those present.

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

Common Stock issued and outstanding as of December 31, 1995 was 12,908,46430,479. Not included in this total are the 1,242,438 shares of Common stock underlying 874,443 unitholder warrants which expired November 9, 1996 and 262,333 underwriter warrants to purchase one share of Common Stock issued pursuant to the Company's July 22, 1993 Private Placement, 9,501 other warrants and 523,751 options to purchase one share of Common Stock.

As of March 30, 19965, there were approximately 34425 stockholders of record. Effective with the Company's name change on or about March 30, 1992, the Company's trading symbol was changed from WMCL to FTHC and further changed in October, 1996 to FNHC (See Material Subsequent Events).

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

The Company has accrued liabilities and accounts payable, including judgments on certain obligations, of approximately $1,0200,000. As part of the Plan, the Company expects to effect settlements with these unsecured creditors and, to date, subject to completion of elements of the Plan, the majority of them have agreed to settlements in the form of common stock valued at the equity offering price per share for 40% of the amount owed. Settlements to date have proceeded as planned. (See Material Subsequent Events)

In the event that the Company is unable to obtain further relief from its unsecured creditors and further financing from an equity offering or from alternative sources, the Company likely will not be able to continue mortgage operations. If the Company were not able to continue to operate its business, it would be forced to consider other alternatives, including, without limitation, sale, restructuring, or liquidation.

Management believes, although there can be no assurance, that successful completion of the Plan, including proceeds of an equity offering and completion of planned acquisitions together with anticipated revenues from operations, will enable it to reach profitability and to satisfy its cash requirements. (See Going Concern UncertaintyMaterial Subsequent Events)

SUMMARY OF CAPITAL SOURCES

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

               ITEM 10. DIRECTOR AND EXECUTIVE COMPENSATION

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

<F1>
Upon his resignation as CEO in May, 1995, Mr. Kraatz voluntarily surrendered 192,000 options. Pursuant to the Company's 1989 Stock Option Plan, Mr. Kraatz's remaining options expired unexercised in December, 1995, 30 days after termination of the consulting agreement between the Company and The Embarcadero Group II, of which Mr. Kraatz is President.
<F2>
Pursuant to the Company's 1989 Stock Option Plan, Mr. Hirt's options expired unexercised in November, 1995, upon his termination as President of the Company.
<F3>
Pursuant to the Company's plan of recapitalization approved by shareholders in the first quarter of 1996, which includes the agreement to repurchase 6 million shares from Cumberland for $.03 per share, in the absence of an active trading market for the Company's shares, the Company's Board of Directors established $.03 as the share value for that period and the exercise price of all options then outstanding options was reduced to that value.
 <F4>
No options were exercised during 1995.

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

December 27, 1995

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Finet Holdings Corporation
San Francisco, CA

We have audited the accompanying consolidated balance sheets of Finet Holdings Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years December 31, 1995, 1994 and 1993then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Finet Holdings Corporation and subsidiaries as of December 31, 1995 and 1994, the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993periods then ended in conformity with generally accepted accounting principles.

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

/s/ REUBEN E. PRICE & CO.

REUBEN E. PRICE & CO.
San Francisco, CA

December 27, 1996

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995 AND 1994
                                                         December 31,
                                                      1995         1994
                                                  ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................  $       -     $  316,100
  Accounts receivable...........................       89,100      279,400
  Prepaid expenses and deposits.................       33,700      325,200
  Notes receivable-related parties..............................
72,000         -
                                                  ------------ ------------
    Total current assets........................      194,800      920,700
Investment in unconsolidated subsidiaries.......         -         146,500
Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $445,400 and $197,200......................       51,700      296,900
Intangible assets, net of accumulated
  amortization of $856,500 and $68246,9100.........      195,400
2,585,300
Organization expense............................          -        130,000
                                                  ------------ ------------
    Total assets................................  $   441,900  $ 4,079,400
                                                 ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
  Note payable..................................  $    25,000  $    62,500
  Accounts payable..............................      97296,3600
801,800
  Cash overdraft................................       24,300         -
  Accrued liabilities...........................      175,200      177,700
  Convertible debenture.........................      800,000         -
  Liabilities of discontinued operations........        2,500       10,800
                                                  ------------ ------------
    Total current liabilities...................    1,999,300    1,052,800
                                                  ------------ ------------
    Total liabilities...........................    1,999,300    1,052,800
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
                                                  ============ ============

              See notes to consolidated financial statements

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                       1995         1994          1993
                                   ------------  ------------  ------------
Continuing operations:
Revenues.........................  $   712,900   $ 4,207,400   $ 5,255,500
                                   ------------  ------------  ------------
Operating expenses:
  Compensation and benefits......    1,438,600     4,056,500     4,461,300
  Occupancy and equipment........      371,100       785,200       636,300
  Communications.................      208,000       371,800       220,400
  Loan related fees and costs....      172,500       497,400       559,700
  General & administrative.......    1,031,900     1,278,700       749,800
                                   ------------  ------------  ------------
    Total operating expenses         3,222,100     6,989,600     6,627,500
                                   ------------  ------------  ------------
(Loss) from operations.............    (2,509,200)   (2,782,200)
(1,372,000)
Other expenses:
  Intangible asset write down....   (2,075,900)         -             -
  Partial fFixed asset partial impairment.     (156,100)         -
-
  Organization expenses..........     (147,100)         -             -
  Investment loss................      (63,200)         -             -
  Equity in share of loss of
    unconsolidated subsidiary....         -          (15,100)         -
  Interest expense...............      (66,400)       (2,100)     (103,100)
                                    ------------  ------------  -----------
(Loss) from continuing operations..   (5,017,900)   (2,799,400)
(1,475,100)
Discontinued operations..........        8,300          -           79,100
Minority interest in share of loss        -            4,100          -
                                    ------------  ------------  -----------
Net income (loss)................   (5,009,600)   (2,795,300)   (1,396,000)
Mandatory preferred stock
  dividends......................         -          (28,000)     (221,600)
                                    ------------  ------------  -----------
Net income (loss) attributable to
  common stockholders...................  $(5,009,600)  $(2,823,300)
                              $(1,617,600)
                                   ============  ============  ============
Net income (loss) per common share
Primary and fully diluted:
  Continuing Operations..........       $(.67)        $(.69)         $(.99)
  Discontinued operations........          --            --            .05
  Dividends on preferred stock...          --          (.01)          (.15)
                                  ------------  ------------  ------------
  Net income (loss)..............  $     (.67)   $     (.70)   $     (1.09)
                                   ============  ============  ============
  Weighted average common shares.   7,443,697     4,023,500      1,484,100
                                   ============  ============  ============

              See notes to consolidated financial statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                         1995         1994         1993
                                     ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
 Loss from operations..............  $(5,01709,9600) $(2,795,300)
$(1,475,100)
 Adjustments to reconcile loss to
   cash used in operating activities:
  Depreciation and amortization....      394,400      32840,4100
242,800
  Liabilities converted to equity..         -            -         206,700
  Expenses converted to common stock     170,900       55,600       83,300
  Equity in loss of unconsol subs..         -          15,100         -
  Minority interest in operating loss       -          (4,100)        -
  Intangible asset write down........   2,075,900         -            -
  Organization expense write down...     130,000         -            -
  Investment write down.............     146,000         -            -
  Partial fFixed asset partial impairment....     156,100         -
-
 Changes in assets and liabilities:
  Accounts receivable...............     190,300      (1860,1800)
(10,800)
  Prepaid expenses and deposits.....     291,500     (302,9134,300)
19,600
  Accounts payable..................     365,7194,800      377,2450,200
16,800(33,200)
  Accrued liabilities...............      (2,500)    (136,7348,600)
(91,300)
  Customer advance deposits.........        -         (48,100)      48,100
  Other liabilities.............................      11,400  -
4,11,800      240,300   -
  Notes Payable.....................     (37,500)        -            -
  Discontinued operations...........      (8,300)        -            -
  Notes receivable..................     (72,000)        -            -
  Organization expense..............     130,000         -            -
  Investment........................     146,500         -            -
                                     ------------ ------------ ------------
Net cash used in continuing operations(1,379,500)  (2,648,400)  (1,009,900)
Net cash used by discontinued operations    -            -         (30,000)
                                      ----------- ------------ ------------
Net cash used by operating activities (1,379,500)  (2,648,400)  (1,039,900)
                                      ----------- ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock..     255,000    3,433,500    1,305,000
Proceeds from convertible debenture.     800,000     -                -
Offering expenses of proceeds...................        -        (723,600)
(424,200)
Proceeds of short term borrowing....        -            -       1,092,400
Repayment of short term borrowing...        -            -        (582,800)
                                      ----------- ------------ ------------
Net cash from financing activities..   1,055,000    2,709,900    1,390,400
                                      ----------- ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization expense................        -         (50,000)     (80,000)
Sale (acquisition) of equipment.....      (3,000) 8,400      (59,400)
                                                  (9,900)
                                      ----------- ------------ ------------
Net cash used by investing activities     (3,000) 8,400     (109,400)
(89,900)
                                      ----------- ------------ ------------
CHANGE IN CASH AND EQUIVALENTS......    (316,100)     (47,900)     260,600
                                      ----------- ------------ ------------
CASH & EQUIVALENTS Beginning of Year.    316,100      364,000      103,400
                                      ----------- ------------ ------------
                   End of Year....... $      -    $    316,100 $    364,000
                                      =========== ============ ============

                        FINET HOLDINGS CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 1995,1994 AND 1993
                                  Common Stock               Additional
                     Preferred ----------------- Paid-in     Accumulated
                     Stock     Shares    Amount  Capital     Deficit
December 31, 1992   $2,655,000 1,189,078 $11,800 $8,123,500  $ (11,995,800)
Stock issued for
  services..........              12,668     100      49,900
Sale of common stock              75,627     800     297,700
Conversion of debt
  to common stock...             348,700   3,500   1,372,800
Preferred dividends.   221,600                                    (221,600)
Conversion of pref'd
  to common stock...(2,876,600)  728,807   7,300   2,869,300
Public offering.....             668,886   6,700   1,302,800
Offering expenses...                                (627,200)
Conversion of debt to
  preferred stock...              32,325     300     129,700
Conversion of debt to
  preferred stock...   350,000
Net loss............                                            (1,396,000)
                      -------- --------- -------- ----------- -------------
DECEMBER 31, 1993    $  350,000 3,056,001  $30,500  $13,518,500
$(13,613,400)

Private Placement....          1,620,559  16,200   3,417,300
  Offering Expenses..                               (723,600)

Merger - exchange
  of stock...........  562,500   750,000   7,500   1,680,000

Preferred dividends..   28,000                                     (28,000)

Conversion of
  preferred stock
  to common:
    Preferred B.....  (378,000)  131,266   1,300     376,700
    Preferred C.....  (562,500)  250,000   2,500     560,000

Acquisitions for stock:
  60% of RPM Fremont              13,529     100      16,100
  50% of RPM Affiliates           42,333     400      94,800

Conversion of debt
  to common stock...              93,178   1,000     252,000

Stock issued for
  services..........             106,324   1,100     210,900

Net loss............                                            (2,795,300)
                      -------- --------- -------- ----------- -------------
December 31,1994          -    6,063,190   60,600  19,402,700  (16,436,700)
                    ---------- --------- -------- ----------- -------------

Warrant exercise...            6,500,000   65,000     190,000

Conversion of debt
  to common stock..                2,402

Stock issued for
  services.........              364,887    3,700     167,000

Net loss...........                                             (5,009,600)
                   ----------- --------- -------- ----------- -------------
December 31, 1995  $      -   12,930,479 $129,300 $19,759,700 $(21,446,300)
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

SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one business segment, mortgage loan brokerage, carried out in the western United States.

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

CONSOLIDATION.

These consolidated financial statements include the accounts of the following subsidiaries: Finet (100% owned), FWC Shell (100% owned) and Ficor (100% owned). FWC Shell includes the accounts of the following subsidiaries: RPM Mortgage, Inc. (100% owned), RPM Affiliates, Inc. (50% owned at October 25, 1994 and 100% owned thereafterat December 31,1994 and 50% owned at October 25, 1994) and Fremont Mortgage, Inc. (60% owned at October 25, 1994 and 100% owned thereafterat December 31, 1994 and 60% owned at October 25, 1994). The acquisition of RPM is accounted for as a purchase.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, notes payable and convertible debt, the carrying amounts approximate fair value due to their short maturities.

The Company does not acquire or issue derivative financial instruments.

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

The Company and its consolidated subsidiaries file consolidated federal and combined state income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with the provisions of Statement of Accounting Standards No. 109 (SFAS 109). Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.
PAGE A-9

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

During 1995, these unconsolidated subsidiaries either ceased operations. or were continued by owners having no affiliation with the Company. Accordingly, the Company's investment in these unconsolidated subsidiaries has no value and management has determined that a charge off of $146,500 is appropriate. The results of operations of these entities, singly or in combination, are not material to the financial statements of the Company for the periods presented.

RECLASSIFICATION

Certain prior years' amounts have been reclassified to conform to the 1995 presentation.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management believes that the adoption of SFAS 121 in 1996 will not have a material effect on the Company's consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation." SFAS 123 will be effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to choose whether to account for stock-based compensation under the current method described in Accounting Principles Board Opinion Number 25 (APB 25) or to use the fair value method described in SFAS 123. The Company plans to continue to follow the accounting measurement provisions of APB 25 and believes the impact of implementing the disclosure provisions of SFAS 123 would not be material to the Company's consolidated financial statements.

<PAGE A-10
          2. CHANGES IN METHOD OF ACCOUNTING FOR INCOME TAXES AND
                          BORROWER TRUST ACCOUNT

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

                              3. INCOME TAXES

No provision for or benefit from income taxes is included in the financial statements due to the valuation allowance discussed below.

Deferred tax liabilities (assets) at December 31, 1995, 1994 and 1993 are comprised of the following:

                                     ------------At December 31-----------
                                         1995         1994        1993
                                     -----------  -----------  -----------
Deferred tax liability-depreciation  $    5,200   $    5,100   $    5,000
                                     -----------  -----------  -----------
Gross deferred tax liability              5,200        5,100        5,000

Deferred tax asset-
  loss carryforwards                 (8,457,550  (533,500)  (6,453,700)
(5,324,300)
                                     -----------  -----------  -----------
Gross deferred tax asset             (8,457,550  (533,500)  (6,453,700)
(5,324,300)

Valuation allowance-
  deferred tax asset                  8,452,350  528,300    6,448,600
5,319,300
                                     -----------  -----------  -----------
Net deferred tax liability (asset)   $      -0-   $      -0-   $      -0-
                                     ===========  ===========  ===========

The valuation allowance for deferred taxes relates to loss carryforwards, to the extent they exceed the deferred tax liabilities related to depreciation. Based on the doubt about the Company's ability to continue as a going concern (Note 12) and Internal Revenue Code Section 382 restrictions related to changes in majority ownership (Note 8)available evidence, it does not appear more likely than not that the value of the loss carryforwardsthey will be realized.

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

On December 31, 1995, the Company and the other individual agreed to a modification of his contingent loan agreement whereby 292,968 shares of common stock valued at $.03 per share were issued as $8,789 in compensation in exchange for cancellation of the remaining contingent loan obligations.

                 5. CAPITALIZED ORGANIZATION EXPENSECOSTS

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

                         7. BORROWING ARRANGEMENTS

Following is a summary of bank loans and other loans payable at December 31, 1995, 1994 and 1993:

                                      1995      1994      1993
                                    --------  --------  --------
Bank loan                           $   -     $   -     $   -
Other notes and loans payable       $  25,000  $  62,500       -
Convertible debenture               $ 800,000      -         -

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

COMMON STOCK

On November 9, 1993, immediately prior to the first closing of the Company's July 1993 offering, the Company initiated a 1-for-7.,894 reverse stock split. All common share quantities referred to herein have been restated for this reverse stock split.

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

<F1>
Ten year Placement Agent warrants to purchase one share of the Company's common stock at $2.25 per share were issued at the rate of three for each ten units sold, or a total of 262,333 warrants.
<F2>
Includes $200,000 was advanced to the Company as bridge loans to sustain operations until the first closing and converted to Units at that time. Concurrently, the bridge lenders were issued warrants to purchase two shares of the Company's common stock from the issuers (See Note 8) for each five units received in the conversion (35,555 total warrants).

Also in conjunction with the first closing , the following items were converted into the Company's common stock:

                                                        Common
                             Amount        Totals       Shares
                             ----------    ----------   -------
Senior preferred stock       $2,559,000
plus accumulated dividends      317,600
                                           $2,876,600   728,806
Short debt to MMV               889,800
plus accumulated interest        46,100
                                           $ 2,876,600   728,806
Notes from shareholders         193,000
plus accrued interest            41,900    $   234,900    58,494


Deferred compensation
and accrued claims                         $   127,700    32,235

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

On May 15, 1995, the Company received the resignation of its Chief Executive Officer (CEO), at which time he voluntarily surrendered 192,000 of his 368,639 stock options. The Company then entered into a performance-based services agreement with a franchise consulting company, of which he is the President and sole shareholder. The agreement expired on November 30, 1995 and, the required minimum performance not having been achieved, no payments were made. On December 31, 1995, the remaining 176,639 options of the former CEO expired unexercised.

On November 7, 1994, the Company entered into an employment agreement with a Company officer which provided for, among other conditions, that should the Company fail to obtain directors and officers liability insurance by March 1, 1995, that officer may cease employment and receive all benefits, including vesting of options to purchase 10,000 shares of the Company's common stock and severance pay. As of March 1, 1995, the Company not having obtained such insurance the officer ceased his employment. The accompanying financial statements as of December 31, 1995 reflect a provision for the estimated aggregate settlement of $30,000. The vested options expired unexercised on March 31, 1995.

Notes receivable at December 31, 1995 include $60,000 from a former officer and $12,000 from managers of a former affiliate office at 8.4% and 7%, respectively.

             11. ADDITIONAL STATEMENT OF CASH FLOW INFORMATION

The information concerning the conversions of equity and debt are set forth in detail in Notes 7 and 8.
Cash paid for interest was $36,600 in 1995, $2,100 in 1994 and $45,600 in 1993.The following table presents additional cash flow information for the three years ended December 31, 1995, 1994 and 1993:

                                           Years Ended December 31,
                                       1995          1994         1993
                                    ----------    ----------   ----------
Interest paid                           36,600         2,100       45,600
Notes payable assumed for investment
  in unconsolidated subsidiary            -           62,500         -
Issuance of common stock for:
  Creditor settlements                 166,200        55,000         -
  Accrued liabilities, principally
    compensation and consulting fees     4,700       212,000         -
  Conversion of notes payable
    including accrued interest           2,400          -       1,601,300
  Conversion of preferred stock
    for conversion of notes payable       -           94,500    2,876,600
  Issuance of preferred stock for
    conversion of notes payable           -             -         350,000
Dividends on preferred stock              -           28,000      221,600
Effect of acquisitions by the issuance
  of preferred and common stock:
    Noncash working capital               -         (185,000)        -
    Noncurrent tangible assets            -          243,000         -
    Investment in unconsolidated
      subsidiary                          -           99,100         -
    Intangible assets                              2,204,700         -
    Shareholders' equity                  -       (2,361,400)        -


                     12. GOING CONCERN UNCERTAINTYIES

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

                          13. CONTINGENCIESOTHER

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

As of December 31, 1995, the Company has accounts payable of $97296,3600, which included breach of lease complaints and judgements on certain obligations. The Company is negotiating for settlements either through cash payments or issuances of stock. There can be no assurance that such settlements will be effected.

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

On October 16, 1996, the Company entered into an agreement with aon behalf of a group of non-US investors to acquire 6 million shares of the Company's post reverse split common stock for $3 million. Additionally, five year warrants to purchase 2.5 million common shares at an average price of $1.65 per share were granted. The agreement is contingent upon completing certain elements of its recapitalization plan.

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