Form 10QSB
period 1997-01-31
FINET HOLDINGS CORP
filed 1997-08-13
CIK 852450

===========================================================================
                                   ====

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1997

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

                            3021 CITRUS CIRCLE
                          WALNUT CREEK, CA 94598
                  (Address of principal executive office)

                                94-3115180
                   (IRS Employer Identification Number)

                              (510) 988-6550
           (Registrant's telephone number, including area code)

                         JANUARY 1 TO DECEMBER 31
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                               Yes 'X'  No.

The number of shares outstanding of each of the issuer's classes of common stock was 18,811,823 shares of common stock, par value $.01, as of January 31, 1997.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet............................................
3
        January 31, 1997

      Unaudited Statements of Operations
        Three Months Ended January 31, 1997 and 1996.....................
4
        Nine Months Ended January 31, 1997 and 1996......................
5

      Unaudited Statements of Cash Flow..................................
6
        Nine Months Ended January 31, 1997 and 1996

      Notes to Unaudited Financial Statements............................
8

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................
14


                        PART II - OTHER INFORMATION

1.    Legal Proceedings..................................................
19

2.    Changes in Securities..............................................
19

6.    Exhibits and Reports on Form 8-K...................................
20

      Signatures.........................................................
21





                       PART I. FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS

                        FINET HOLDINGS CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                                                                January 31,
                                                                   1997
                                                               ------------
                                  ASSETS
Cash.........................................................  $   216,753
Accounts receivable from sales of mortgage
  loans and servicing rights.................................    4,139,387
Mortgage loan servicing advances and
  other receivables..........................................      877,700
Notes receivable.............................................       72,000
Mortgages held for sale     .................................    6,964,472
Owned servicing rights.......................................      571,298
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,484,532.....................    1,098,919
Other assets.................................................      669,803
                                                               ------------
    Total assets.............................................  $14,610,332
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse line of credit (Note 6)............................  $10,755,526
Accounts payable.............................................      401,411
Note payable and capitalized leases (Note 6).................    1,149,600
Accrued expenses and other liabilities.......................      995,760
Convertible debenture, net (Note 6)..........................      935,803
Liabilities subject to compromise (Note 11)..................      909,346
                                                               ------------
    Total liabilities........................................   15,147,446
                                                               ------------
Stockholders' equity:

Preferred stock, $.01 par value, (100,000 shares
  authorized, 0 shares issued and outstanding)...............  $         -
Common stock, $.01 par value, (30,000,000 shares
  authorized, 18,811,823 shares issued and outstanding)......      252,902
Paid in capital..............................................      380,878
Accumulated deficit..........................................   (1,170,894)
                                                               ------------
    Total stockholders' equity (deficit).....................     (537,114)
                                                               ------------
    Total liabilities and stockholders' equity..............   $14,610,332
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.
       4I

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                         January 31,
                                                  -------------------------
-
                                                      1997          1996
                                                  ------------  -----------
-
REVENUES
Gain on sale of servicing rights.(Note 10)......  $ 1,305,344   $ 1,327,047
Loss on sale of mortgage loans..................     (275,385)
(776,095)
Interest income.................................      339,843       599,425
Loan servicing fees.............................      167,518       244,167
Retail broker fees..............................       11,380         1,092
Marketing leads.................................       40,552          -
Other...........................................       (3,023)       12,184
                                                  ------------  -----------
-
    Total revenues..............................    1,586,229     1,407,820

EXPENSES
Compensation and employee benefits..............      767,655       590,889
Interest expense................................      345,300       562,485
Office..........................................      154,063       192,591
Marketing.......................................      164,514        65,843
Professional fees...............................      142,504        94,063
Depreciation and amortization...................      112,901        75,823
Occupancy.......................................       85,636        55,849
Insurance.......................................        7,806        13,146
Data processing services........................       24,217        18,968
Other...........................................      330,397        25,068
                                                  ------------  -----------
-
    Total expenses..............................    2,134,993     1,694,725
                                                  ------------  -----------
Loss before income taxes and extraordinary
  gain on liabilities subject to compromise.....     (548,764)
(286,905)

Income tax expense..............................            -             -
                                                  ------------  -----------
-
Net loss before extraordinary gain on
 liabilities subject to compromise..............     (548,764)
(286,905)

Extraordinary gain on liabilities subject to
  compromise (Note 11)..........................       33,026             -

NET LOSS AFTER EXTRAORDINARY GAIN ON
  LIABILITIES SUBJECT TO COMPROMISE.............  $  (515,738)  $
(286,905)
                                                  ============
============
NET LOSS PER COMMON SHARE (Note 4)..............        $(.04)
$(.03)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Note 4)..........................   13,605,912     8,400,000
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                         January 31,
                                                  -------------------------
-
                                                      1997          1996
                                                  ------------  -----------
-
REVENUES
Gain on sale of servicing rights................  $ 3,219,951   $ 2,853,801
Loss on sale of mortgage loans..................   (1,496,658)
(986,033)
Interest income.................................      927,910     1,640,407
Loan servicing fees.............................      529,822       751,609
Retail broker fees..............................       30,774         2,497
Marketing leads.................................       18,350             -
Other...........................................       62,879        32,210
                                                  ------------  -----------
-
    Total revenues..............................    3,293,028     4,294,491

EXPENSES
Compensation and employee benefits..............    2,059,056     1,395,939
Interest expense................................      953,754     1,488,979
Office..........................................      662,916       540,693
Marketing.......................................      269,842       187,741
Professional fees...............................      338,271       271,596
Depreciation and amortization...................      295,653       225,891
Occupancy.......................................      193,387       165,620
Insurance.......................................       23,321        32,643
Data processing services........................       70,355        60,362
Other...........................................      366,236        39,795
                                                  ------------  -----------
-
    Total expenses..............................    5,232,791     4,409,259
                                                  ------------  -----------
-
Loss before income taxes and extraordinary
  gain on liabilities subject to compromise.....   (1,939,763)
(114,768)

Income tax expense..............................            -             -
                                                  ------------  -----------
-
Net loss before extraordinary gain on
  liabilities subject to compromise.............   (1,939,763)
(114,768)

Extraordinary gain on liabilities subject to
  compromise (Note 11)..........................       33,026             -

NET LOSS AFTER EXTRAORDINARY GAIN ON
  LIABILITIES SUBJECT TO COMPROMISE.............  $(1,906,737)  $
(114,768)
                                                  ============
============
NET LOSS PER COMMON SHARE (Note 4)..............        $(.19)
$(.01)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING(Note 4)...........................   10,135,304     8,400,000
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                            January 31,
                                                          1997
1996
                                                     ------------- --------
-----
Cash flows from operating activities:
 Net loss........................................... $ (1,906,737) $
(114,768)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.....................      295,653
225,891
  Extraordinary gain on liabilities subject to
   compromise.......................................      (33,026)
-
  Provision for losses on loans and real
   estate owned.....................................       49,407
(58,737)
  Loss on disposition of property, plant and
   equipment........................................        9,052
3,179
 Changes in operating assets and liabilities:
  Decrease (increase) in receivables from sales
   of mortgage loans and loan servicing rights......    7,286,043
(238,131)
  Mortgage loans originated......................... (278,512,500)
(375,391,740)
  Mortgage loans sold...............................  282,173,357
366,540,570
  Increase in originated mortgage servicing
   rights, net......................................     (829,111)
(665,311)
  Decrease (increase) in mortgage loan servicing
   advances and other receivables...................      181,224
(276,543)
  Increase in prepaids and other assets.............     (430,622)
(126,478)
  (Decrease) increase in accounts payable, accrued
   expenses and other liabilities...................     (155,603)
210,863
                                                     ------------- --------
-----
  Net cash provided by (used in) operating activities   8,127,137
(9,891,205)
                                                     ------------- --------
-----
Cash flows used in investing activities:
 Purchase of mortgage servicing rights..............     (286,263)
-
 Purchase of furniture, fixtures and equipment......      (54,432)
(65,403)
 Proceeds of sale of life insurance to officer......      165,630
-
 Creditors' settlements paid with cash..............      (26,365)
-
 Purchase of common stock...........................     (180,000)
-
 Acquisition of MMI and PAMN........................       50,162
-
                                                     ------------- --------
-----Net cash used in investing activities...............     (331,268)
(65,403)
                                                     ------------- --------
-----

Cash flows from financing activities:
 Proceeds from issuance of common stock.............    2,825,000
-
 Net (decrease) increase in warehouse borrowings....   (8,976,181)
9,706,547
 Proceeds from advances on note payable and line
  of credit.........................................    1,850,000
2,650,000
 Principal payments on note payable and line of
  credit............................................   (2,208,441)
(2,250,000)
 Proceeds of life insurance cash surrender value
  loan..............................................      158,983
-
 Repayment of life insurance cash surrender value
  loan..............................................     (158,983)
-
 Cash distributed to former stockholders of MMI.....    (1,040,008)
(106,250)
 Proceeds from notes payable to officers............       724,176
-
 Repayment of notes payable to officers.............      (709,176)
-
 Proceeds of pre-acquisition advances to affiliates.    (1,377,309)
-
 Repayment of pre-acquisition advances repaid by
  affiliates........................................       660,136
-
                                                     ------------- --------
-----
  Net cash (used in) provided by financing activities   (8,251,803)
10,000,297
                                                     ------------- --------
-----
  (Decrease) Increase in cash.......................      (455,934)
43,689

  Cash at beginning of period.......................       672,687
392,210
                                                      ------------- -------
------
  Cash at end of period.............................       216,753
435,899
                                                     =============
=============

Non-cash investing and financial activities (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 8

                        FINET HOLDINGS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  GENERAL

REPORTING ENTITY

Finet Holdings Corporation ("Finet" or the "Company") acquired Monument Mortgage, Inc. ("MMI") on December 31, 1996. As more fully discussed in
Note 3, the transaction is accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement presentation purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity.

BUSINESS

Finet is a consumer oriented, technology and residential real estate services integrator and marketing company that, through its wholly-owned subsidiaries, MMI and PreferenceAmerica Mortgage and PreferenceAmericaNetwork ("PAMN"), engages in the business of originating, selling and servicing wholesale and retail mortgage loans and offering, and offers to independent mortgage brokers support services such as call center operations, video-conferencing and other related homeowner services. The Company's other subsidiaries, Finet Corporation and FWC Shell Corporation and its subsidiaries are all dormant at this time.

Note 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended April 30, 1996. (See Form 8-K filed May 14, 1997)

The consolidated financial statements of the Company include the accounts of Monument and itsMI, PAMN and their wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3.  ACQUISITIONS

On December 31, 1996, the Company acquired all of the outstanding common stock of MMI, a non-public mortgage banker, in exchange for 8.4 million common shares and a cash payment of $1 million. For accounting purposes, the cash payment is deemed a dividend payment to the shareholders of MMI and the acquisition has been treated as a recapitalization of MMI with MMI as the acquiror (reverse acquisition). The historical financial statements prior to December 31, 1996 are those of MMI and are deemed to be those of the reporting entity. Since the Company's operations were essentially dormant during the years ended December 31, 1996 and 1995, the reverse acquisition is considered a capital transaction rather than a business combination and, accordingly, pro forma information is not presented.

The purchase was completed on December 31, 1996Also on December 31, 1996, the Company acquired all of the outstanding stock of PAMN in exchange for a $250,000 cash payment. PAMN is a California mortgage broker which commenced operations February 1, 1996. Prior to the acquisition, PAMN acquired the name, marketing concepts, logo and capabilities of the Property Transaction Network ("PTN"). The acquisition of PAMN is being accounted for as a purchase and the results of its operations are included in the consolidated operations of the Company for the period January 1, 1997 through January 31, 1997. Unaudited pro forma information giving effect to the acquisition of PAMN as if the acquisition took place May 1, 1996 is as follows:

                                                 Nine Months Ended
                                                 January 31, 1997
                                                 -----------------
Net sales                                            $ 3,479,111
Net income/(loss)                                     (2,569,412)
Income per common and common equivalent share        $     (0.25)

Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of MMI and PAMN.

Note 4.  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of shares outstanding during the periods. The effects of common stock equivalents  has  not  been included because they  would  have  been  anti-
dilutive during all periods reported. The weighted average number of shares outstanding for net loss per share was 13,605,912 and 8,400,000 for the three months ended January 31, 1997 and 1996, respectively, and
10,135,304 and 8,400,000 for the nine months ended January 31, 1997 and 1996, respectively. The loss per common share computations, and the weighted average common shares outstanding, for the three and nine month periods ended January 31, 1997, were adjusted to reflect the effects of the 1:2 reverse stock split that occurred in October 1996.

Note 5.  MORTGAGE LOAN SERVICING

The Company's origination and servicing activity is concentrated largely within California. The Company's servicing portfolio is primarily comprised of conventional mortgage loans which are not included in the accompanying balance sheet and which had an outstanding principal balance of $220169 million, representing 1,629 and 2,946178 loans, at January 31, 1997. The majority of loans are securitized through Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")FNMA and FHLMC programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $2,468,433 at January 31, 1997 from the accompanying balance sheet. The Company is required to maintain separate accounting records for its escrow and custodial cash account and the related liabilities.

Servicing rights to mortgage loans with an unpaid principal balance of approximately $220169 million was pledged as collateral to lenders as of January 31, 1997.

The Company has issued various representations and warranties associated with whole loan and bulk servicing sales which are standard in the industry. These representations and warranties may require the Company to repurchase defective loans as defined per the applicable servicing and sales agreements. The Company experienced no significant losses during the three andor nine months ended January 31, 1997 and 1996 with respect to these representations and warranties.

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 3.4% and 1.4% of the outstanding servicing portfolio balance as of January 31, 1997 and 1996, respectively. The losses (recoveries) arising from foreclosed loans and real estate owned were as follows:

                           Quarters Ended January 31,     Nine Months Ended
January 31,
                          --------------------------     ------------------
-----------
                                1997           1996                    1997
1996
                           -----        -----                -----       --
---
Losses   (recoveries)        $69,444        $   (4,209)             $49,407
$(50,641)

The Company carried fidelity bond coverage of $950,000 and errors and omission coverage of $950,000 as of January 31, 1997.

Note 6.  DEBT

The Company's warehouse borrowings as of January 31, 1997 were approximately $9 million less than at January 31, 1996. The reduction is directly attributable to the approximate $10.9 million decrease in Accounts Receivable from Sales of Mortgage Loans and Servicing Rights, and Mortgage Loans Held for Sale, as the warehouse line of credit is the financing source for these investments The outstanding balance on the revolving line of credit was $0 at January 31, 1997 and 1996.

On December 31, 1996, in conjunction with the reverse acquisition of MMI by FHC, and the acquisition of PAMN, the Company acquired capitalized leases related to PAMN operations in the amount of $169,247. The Company also acquired convertible debt, accrued interest and note payable related to pre-
acquisition  operations  of  FHC  for approximately  $1,240,000.   Of  this
amount, approximately $1,170,000 was retired through the issuance of 2,373,000 shares of FHC common stock subsequent to January 31, 1997 and a cash payment of $50,000 in January, 1997.

At January 31, 1997, the Company had one warehouse line of credit available with a $10 million committed and an uncommitted $25 million gestation facility expiring August 31, 1997. The warehouse line of credit bears interest at the Federal Funds rate plus a variable spread, and is collateralized by various combinations of mortgage loans held for sale, receivables from sales of mortgage loans, other assets of the Company and the personal guarantees of the Company's stockholdersformer shareholders of MMI. The maximum amount outstanding under the warehouse line at any month end during the nine months ended January 31, 1997 was $20 million3 million. The weighted average interest rate during the nine months ended January 31, 1997 was 6.45% and 7.19%. The Warehouse Borrowing Agreements contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the credit agreement, outstanding principal and interest would technically be due on demand. (See Notes 7 and 13)

Of notes payable, $791,667 is due in three and one quarter years, requires monthly payments of interest at prime plus 0.625%, is secured by all mortgage loans held for sale and receivables from sales of mortgage loans which have not been otherwise pledged to secure the warehouse lines of credit, and the pledging of FHLMC servicing rights. The remaining balance of $106,525 is a pre-acquisition debt of FHC. In April, 1997, $100,000 of the FHC debt and accrued interest was settled by the issuance of 233,000 shares of common stock.

From March, 1996 through October, 1996, the Company entered into several capital leases to finance the purchase of equipment. The original principal balance of the leases was $312,809. The lease terms were for 36 months. As of January 31, 1997, the present value of the lease obligations was $251,408.

In fiscal year 1995, the Company obtained a revolving line of credit, with a maximum borrowing limit of $1 million, of which $550,000 and $950 was outstanding at January 31, 1997. The line of credit bears interest at the highest prime rate quoted by the First National Bank of Chicago plus 0.625% and expires on August 31, 1997. The line of credit is secured by mortgage loans held for sale, receivables from sales of mortgage loans and a minimum level of servicing assets. (See Note 7)

Note 7.  DEBT COVENANTS

At January 31, 1997, the Company was in violation of three of its debt covenants related to its warehouse line of credit, its note payable and its revolving line of credit. The violations were related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. Additionally, the acquisition of MMI by Finet created a breach of the terms of these borrowing activities as of December 31, 1996. The lender was formally notified and, to date, has not restricted the Company's borrowing ability. The Company and the lender are in the process of renegotiating the existing debt covenants and the Company has no reason to believe that the negotiations will not be successful. However, no assurances can be given that the credit facilities will be renewed.

Note 8.  INCOME TAXES

Prior to December 31, 1996 the Company had elected S Corporation status. Accordingly, prior to that date items of taxable income, credit, and tax preferences of the Corporation were primarily the responsibility of the stockholders and, as such, the Corporation was not subject to federal income taxes. The Corporation was subject to a state financial corporation tax. No provision or benefit was recorded for the three months and nine months ended January 31, 1997 and 1996.

Statement of Financial Accounting Standards No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance for all or a portion of deferred tax assets is established if it is more likely than not that all or some of a deferred tax asset will not be realized.

At January 31, 1997, the Company has US federal and state NOL's of approximately $21 million which will expire beginning in the fiscal year 2004. Due to ownership changes, virtually all of the US federal and state NOL's are subject to restrictions. Such restrictions generally limit the Company to using a portion of the NOL's existing at the date of the ownership changes, based on the fair market values of the Company's stock immediately before the ownership changes. A significant portion of the NOL's subject to restriction, approximately $19 million, will be limited to approximately $20,000 per year until they expire in the year 2011. Accordingly, the Company has established a valuation allowance against deferred tax assets, except to the extent that future years' deductible items will offset future years' taxable items.

Note 9.  COMMITMENTS AND CONTINGENCIES

Loan Sale Commitments - The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $8.5 million as of January 31, 1997.

Mortgage Loan Applications in Process - The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates that were committed to the borrower, amount to $10.7 million as of January 31, 1997. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

Contingencies - Certain claims arising in the ordinary course of business have been filed against the Company, including one claim by two previous stockholders of the CompanyMMI that was resolved on December 31, 1996. The claim sought a rescission of prior contracts for the sale of plaintiff's stock to the Company's currentMMI's prior stockholders to restore them to their former status as minority stockholders of the CompanyMMI. This claim was settled during the fiscal quarter ended January 31, 1997. The settlement amount may not be disclosed as a condition of the settlement agreement, however, said settlement did not have a material adverse effect on the Company's financial condition.

Note 10.  GAIN ON SALE OF SERVICING RIGHTS

In January 1997, the Company sold approximately $58 million of loans in the servicing portfolio and recognized a gain of $581,777.

Note 11.  LIABILITIES SUBJECT TO COMPROMISE AND EXTRAORDINARY GAIN

Prior to the December 31, 1996 acquisition, FHC had incurred $968,736 of unsecured trade creditor payables. The Company had settled a majority of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of FHC common stock. The balance of Liabilities Subject to Compromise was $909,346 at January 31, 1997. The reduction of this liability gave rise to an extraordinary gain of $33,026 during January, 1997.

Note 12.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents non-cash investing and financing activities for the periods ended January 31, 1997 and 1996:

                                                      1997          1996
                                                 -----------   -----------
Cash paid during the period for:
   Interest on line of credit and other borrowings     965,510
1,488,979
        Income     taxes                                                  -
-
Distributions to prior shareholders:
   Distributions  declared to prior shareholders          740,695         4
47,442
     Distributions   paid   to   shareholders                   (1,040,008)
(106,250)
                                                    -----------    --------
---
Change   in   distributions   payable   to   shareholders         (299,313)
341,192

     Assets   and   lease   obligations   capitalized               165,221
-
    Common   stock   issued   for  creditor   settlements           115,045
-
    Common   stock  issued  for  interest  and  lender   fees       259,557
-
    Common   stock   issued  in  exchange  for   debt             1,170,000
-

Assets acquired in acquisition:
         Cash                                                        50,162
-
     Furniture,    fixtures   and   equipment                       246,307
-
       Other     assets                                             279,702
-
    Accounts   payable   and  other  accrued   expenses         (1,609,408)
-
        Debt                                                    (1,389,247)
-
     Liabilities   subject   to   compromise                      (968,736)
-
       Accumulated     deficit                                    3,391,220
-

Note 13.  SUBSEQUENT EVENTS

Stockholders' Equity - During the Company's fourth fiscal quarter, ending April 30, 1997, the Company raised an additional $4,601,038 in private placements through the sale of 4,991,250 shares of its common stock. Also during the fourth quarter, the Company issued an additional 4,951,207 shares of common stock for debt and note payable conversions and creditors' settlements, pursuant to an agreement with pre-acquisition creditors, exercise of common stock rights and exercise of stock options. The amount of capital thus raised was $1,274,792.

Gain on Liabilities Subject to Compromise - The Company recognized an additional extraordinary gain on creditors' settlements of $279,064 in the fourth fiscal quarter ended April 30, 1997.

Formation of New Company - In February, 1997, the Company established and incorporated a wholly-owned subsidiary, Property Transaction Network ("PTN"). PTN provides a variety of services, including access to the
Company's mortgage banking services, to Realtors and mortgage loan borrowers through electronic medium such as the Internet. PTN became active in the first quarter of the fiscal year ending April 30, 1998.

Gain on Sale of Servicing Rights - In February, 1997, the Company sold approximately $45 million of loans in the servicing portfolio. The Company recognized a gain of $455,081 on the sale.

Borrowing Arrangements - Residential Funding Corporation ("RFC") provides MMI several borrowing arrangements to support MMI's mortgage banking activities. The change of ownership resulting from the acquisition of MMI on December 31, 1996 constituted a breach of the certain terms of these arrangements. At that time MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and subsequent to January 31, 1997 issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these arrangements are expected to be renegotiated and renewed. However, there can be no assurance that the facilities will be renewed.

NDS Software Agreement - NDS Software, Inc. ("NDS"), a Nevada corporation, is a generic software development company, the creator of a Realtor contact manager with an installed customer base of several thousand, and the operator of Homeseekers.com, a popular Internet site that gives daily updated informational details on homes listed for sale by Multiple Listing Services and Boards of Realtors in a growing number of areas around the country. On May 29, 1997, the Company and NDS entered into an agreement whereby the Company purchased for $1,101,000 in the form of $202,000 in cash and 202,000 shares of its common stock valued at $4.00 per share, a combination of Internet mortgage leads, software development services and rights to access and market to certain of NDS' installed customer base. The agreement terms require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4,00 per share upon the earlier of the Company's registration of NDS's shares or June 3, 1997, to maintain a value equal to $808,000 at the time, to a maximum additional shares issuable to 1,414,000 shares.

REOS Acquisition - One June 12, 1997, the Company entered into a preliminary agreement with the shareholders of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation, to acquire substantially all of the assets and certain of the liabilities of REOS. The consideration for this transaction is in the process of being negotiated. REOS is a software development and marketing company who's primary product is a proprietary Realtor productivity tool called Real Estate Office. Pursuant to this agreement, all former REOS employees are now employees of PTN engaged in final development of an enhanced Realtor relationship management tool called the Agent Connector scheduled for initial introduction in August, 1997.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

GENERAL

Finet is a consumer oriented, technology and residential real estate services integrator and marketing company that, through its wholly-owned subsidiaries, MMI and PreferenceAmerica Mortgage and PreferenceAmericaNetwork ("PAMN"), engages in the business of originating, selling and servicing wholesale and retail mortgage loans and offering, and offers to independent mortgage brokers support services such as call center operations, video-conferencing and other related homeowner services. The Company's other subsidiaries, Finet Corporation and FWC Shell Corporation and its subsidiaries are all dormant at this time.

On December 31, 1996, the Company acquired all of the outstanding common stock of MMI, a non-public mortgage bank, in exchange for 8.4 million common shares and a cash payment of $1 million. For accounting purposes, the cash payment is deemed a dividend payment to the shareholders of MMI and the acquisition has been treated as a recapitalization of MMI with MMI as the acquirer (reverse acquisition). The historical financial statements prior to December 31, 1996 are those of MMI and are deemed to be those of the reporting entity. Since the Company's operations were essentially dormant during the years ended December 31, 1996 and 1995, the reverse acquisition is considered a capital transaction rather than a business combination and, accordingly, pro forma information is not presented.

The purchase was completed on December 31, 1996Also on December 31, 1996, the Company acquired all of the outstanding stock of PAMN in exchange for a $250,000 cash payment. PAMN is a California mortgage broker which commenced operations February 1, 1996. Prior to the acquisition, PAMN acquired the name, marketing concepts, logo and capabilities of the Property Transaction Network ("PTN"). The acquisition of PAMN is being accounted for as a purchase and the results of its operations are included in the consolidated operations of the Company for the period January 1, 1997 through January 31, 1997. Unaudited pro forma information giving effect to the acquisition of PAMN as if the acquisition took place May 1, 1996 is as follows:

During the quarter and nine months ended January 31, 1997, the Company's primary business was mortgage banking under the auspices of MMI. The Company's other businesses were in a start up mode in fiscal 1997 and made no significant contributions to revenue, although they incurred some start up costs. Therefore, during the periods ended January 31, 1997 and 1996, results of operations varied primarily with the volume of loans originated and sold.

As the Company's operations are expanding and changing rapidly, the results of operations for the quarter and nine month period ended January 31, 1997 are not necessarily indicative of results that can be expected in future periods.

For  the  Quarter Ended January 31, 1997 Compared to Quarter Ended  January
31, 1996

At this time, the Company is in the process of implementing a growth plan which will expand the scope of its products and offerings. The 1997 periods include some costs (primarily personnel) in connection with this plan. The Company reported a net loss of $515.7 thousand for the third quarter ended January 31, 1997, compared to a net loss of $286.9 thousand for the third quarter ended January 31, 1996. The increase in the net loss in 1997 is primarily the result of an increase in other expenses of $300 thousand; for the purchase of X.attributable largely to an increase of $73.7 thousand in expenses incurred on foreclosed loans and loans in bankruptcy held in the servicing portfolio, an increase in miscellaneous expense of approximately $204.5 thousand attributable primarily to the settlement of outstanding litigation, the write-off of an unrecoverable amount owing from a bulk sale of servicing in a prior year.

REVENUES

Revenues for the quarter ended January 31, 1997 increased 13% to $1.6 million from $1.4 million for the quarter ended January 31, 1996. The increase in revenues was attributable to improvement in loss on sale of mortgage loans.

The total gain or (loss) on the sale of mortgages is evaluated by combining the Loss on Sale of Mortgage Loans with the Gain on Sale of Servicing Rights, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior fiscal years. The total gain on sale of mortgages/servicing rights (excluding bulk sales of prior year loan production) in third fiscal quarter of 1997 was $448 thousand compared to $551 thousand in the third fiscal quarter of 1996, a decrease of 19%.

Over the same time periods, total loan volume decreased 47% from $160 million in 1996 to $85 million in 1997. The margin earned on sales of mortgage loans/servicing rights improved from 34 basis points in 1996 to 53 basis points in 1997.

Net interest income (interest earned net of interest charges) This change between the third quarters and the nine months ended is not material.does not show a material change for the third quarter of 1997 from the same period in 1996. However, the individual components of net interest income each decreased by approximately 40% in 1997 as compared to 1996. The decrease is due to the 47% decrease in loan volume (and consequently the number of mortgages held and financed in inventory) from 1996 to 1997.

Loan servicing fee revenues decreased in the quarter ended January 31, 1997 by 31% to $167.5 thousand from $244.2 thousand in the prior year quarter. The decrease is a result of ...an approximate 40% decline in 1997 from 1996 in the average outstanding balance of loans serviced for others. The portfolio balance declined due to several bulk sales of servicing assets that occurred between January 31, 1996 and January 31, 1997.

EXPENSES

Salaries and employee benefits expenses increased 30% to $767.7 thousand for the quarter ended January 31, 1997 from $590.9 thousand for the quarter ended January 31, 1996. The increase is due to adding personnel in 1997 as the Company started to implement its
     Interest expense Not material as a net figure - May want to explain on a gross level??growth plan, as well as to the impact of consolidating the operating results of Finet, MMI and PAMN for the month of January, 1997. Pre-acquisition (December 31, 1996 and prior) results are for MMI only.

Interest expense decreased 39% or $217.2 thousand to $345.3 thousand for the three months ended January 31, 1997 from $562.5 thousand for the three months ended January 31, 1996. The decrease is due to the 47% decrease in loan volume (and consequently the number of mortgages held and financed in inventory) from 1996 to 1997.

Other expenses, which is comprised of XXXconsists of various items including expenses related to the servicing portfolio, bank charges and processing fees, clerical errors and losses and other, increased 972% to $330.4 thousand for the quarter ended January 31, 1997 as compared to $30.8 thousand for the comparable quarter in 1996. This increase is a result of
 ...ttributable largely to an increase of $73.7 thousand in expenses incurred on loans and loans in bankruptcy held in the servicing portfolio, an increase in miscellaneous expense of approximately $204.5 thousand attributable primarily to the settlement of outstanding litigation, the write-off of an unrecoverable amount owing from a bulk sale of servicing in a prior year, and the recognition of the cost of discontinuing the Company's operational facility in Denver in fiscal year 1997.

                           RESULTS OF OPERATIONS

Nine  Months  Ended January 31, 1997 Compared to Nine Months Ended  January
31, 1996

GENERAL

The Company reported a net loss of $1.9 million for the nine months ended January 31, 1997, compared to a net loss of $114.8 thousand for the nine months ended January 31, 1996. The increase in the net loss is primarily the result of a decrease in revenues of $1.0 million and an increase in personnel expenses of $663.1 thousand.

REVENUES

Revenues for the nine months ended January 31, 1997 decreased 23% to $3.3 million from $4.3 million for the nine months ended January 31, 1996. The decrease in revenues was primarily attributable to a drop in funding volume of $97 million from 1996 to 1997, or 26%.

The total gain or (loss) on sale of mortgage loans is evaluated by combining the Gain on Sale of Servicing Rights with the Loss on Sale of Mortgage Loans, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior years. The total gain on sale of mortgages thus calculated was $1.1 million for the nine months ended January 31, 1997 as compared to $1.9 million for the nine months ended January 31, 1996, a decrease of 42%. Funding volume dropped 26% in 1997 as compared to 1996 from $375.4 million in 1997 to $278.5 million in 1996. The remainder of the decrease in revenue is attributable to a drop in the margin on loans sold from approximately 51 basis points in 1996 to approximately 39 basis points in 1997.

Interest income decreased for the nine months ended January 31, 1997 by 43% to $927.9 thousand from $1,6 million for the nine months ended January 31, 1996. The decrease is largely attributable to a 26% decrease in loans funded and held in inventory from 1996 to 1997. As well, the average yield on loans held in inventory declined from approximately 8.25% in 1996 to approximately 7.83% in 1997.

Loan servicing fee revenues decreased in the nine months ended January 31, 1997 by 30% to $529.8 thousand from $751.6 thousand in the prior year nine months. The decrease is a result of a 38% drop in the average balance of the loan servicing portfolio from approximately $389.5 million in 1996 to approximately $241.7 million in 1997.

EXPENSES

Salaries and employee benefits expenses increased 48% to $2.1 million for the nine months ended January 31, 1997 from $1,4 million for the nine months ended January 31, 1996. The increase is due to staffing increases which occurred in 1997 as the Company started to implement its
     Interest expense Not material as a net figure - May want to explain on a gross level??growth plan, as well as the impact of consolidating the operating results of Finet, MMI and PAMN for the month of January, 1997. Pre-acquisition (December 31, 1996 and prior) results are for MMI only.

Interest expense decreased 36% to $953.8 thousand in the nine months ended January 31, 1997 from $1.49 million for the nine months ended January 31, 1996. This is primarily a result of the 26% decrease in the dollar volume of loans funded from 1996 to 1997, as well as a slight decline in the Company's cost of funds over the same periods. Interest paid to warehouse banks on mortgages held in inventory declined approximately $569 thousand in 1997, or 42%, while interest earned on those same mortgages declined by 43%. However, interest paid on other borrowings (long-term and working capital debt) rose from $90 thousand in 1996 to $103 thousand in 1997, an increase of 14%.

Other expenses, which is comprised of XXXconsists of various items including expenses related to the servicing portfolio, bank charges and processing fees, clerical errors and losses and other, increased to $366.2 thousand for the nine months ended January 31, 1997 as compared to $40.0 thousand for the nine months ended January 31, 1996. This increase is attributable largely to an increase of $100 thousand in expenses incurred on foreclosed loans and loans in bankruptcy held in the servicing portfolio, an increase in miscellaneous expense of approximately $188 thousand attributable primarily to the settlement of outstanding litigation, the write-off of an unrecoverable amount owing from a bulk sale of servicing in a prior year.

CAPITAL EXPENDITURES, LIQUIDITY AND CAPITAL RESOURCES

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

                                                      Nine   Months   Ended
January 31,
                                                                       1997
1996
                                                          ------       ----
--
Net  cash  provided  (used)  by operating activities      $  8,127,137    $
(9,894,384)
Net   cash   used   by  investing  activities                     (331,268)
(65,403)
Net  cash  (used) provided by financing activities      (8,251,803)     10,
000,297
<?TABLE>

The Company's cash flows are greatly impacted by fluctuations in changes in the volume of loans originated and sold from period to period. Total loan volume dropped from $375.4 million for the first nine months in fiscal 1997 to $278.5 million for the same period in 1996. Consequently, there was a decrease of $7.29 million in Receivables from Sales of Mortgage Loans and Servicing Rights in 1997. This decrease was the primary contributor to the $8.1 million of Net Cash Provided by Operating Activities. Similarly, the net decrease of $9.0 million in Warehouse Borrowings in 1997 was the primary contributor to the $8.3 million of net cash provided by financing activities in 1997.

The Company's normal cash requirements are to meet operating expenses, including sales and marketing efforts, to fund the expansion of the business, to satisfy accrued liabilities and accounts payable, and to satisfy other liabilities as they become due.

The Company maintains a $35 million warehouse borrowing facility that is capable of supporting a monthly loan funding volume of up to $100 million, given current loan sales and settlement turnaround times. The Company does not expect to exceed that level before September 1997, at which time additional warehouse lending authority can be obtained. Funded loans are immediately sold to investors in the secondary market with the proceeds used to reduce warehouse balances. The Company also maintains a $1 million working capital line of credit at competitive borrowing rates.

Additionally, the Company plans on acquiring approximately $200 million  of purchased  mortgage  servicing rights ("PMSR's") in  1997  to  add  to  its
current  servicing  portfolio  of $180 million.   The  PMSR's  are  usually
acquired through an open market auction process.  The Company's ability  to ultimately  acquire $200 million in PMSR's is dependent  on  the  servicing available  on the market and the Company's success in pricing and  bidding.
Accordingly, potential capital expenditure can not be assured.

Further, the Company is mitigating risks pertaining to the mortgage banking industry through several practices. The first method is to purchase and originate mortgage servicing rights ("PMSRs/OMSRs"). When the volume of loan originations declines due to the rise in interest rates, PMSRs/OMSRs provide a predictable source of earnings and cash flow. The second method is to offset unfavorable interest rate movements when funding loans by hedging the interest rate locks. Also, the Company is attempting to increase revenue by expanding its retail market share through establishing relationships with Realtors via video-conferencing.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On December 31, 1996, the plaintiffs, MMI and the prior stockholders and the companyof MMI settled the litigation action for an amount significantly less than the anticipated cost to continue the defense of this litigation.
The amount of the settlement is confidential by order of the court, however, the settlement amount was not material to the operating results of the Company. The prior stockholders and the Company obtained full releases from the complainants and expect no further costs or impact forrom this action.

The  Company  has  been involved in 22 legal proceedings,  primarily  as  a result  of  unsecured creditor actions and/or judgments.  These  ranged  in individual  amounts from $929 to $101,000 and aggregated  to  approximately
$500,000.   The  Company has negotiated a settlement of 38% of  the  amount owed for the majority of these proceedings prior to December 31, 1996.

Item 2. CHANGES IN SECURITIES

The Common Stock of the Company is currently quoted on the OTC Bulletin
Board under the symbol FNHC. For the past several years, there has been no established trading market for the Company's Common Stock, the Common Stock was either unpriced or periodically quoted in the pink sheets, and there was little or no trading volume. From the beginning of 1995 through August, 1996, no trading activity was reported.

Effective with the Company's 1-for-2 reverse stock split on October 21, 1996, its trading symbol was changed from FTHC to FNHC. Between October
21, 1996, and April 30, 1997, limited trading activity resumed with an average monthly trading volume of 101,000 shares. The following table sets forth the range of high and low closing bid prices per share of the Common
Stock.



NINE MONTHS ENDED JANUARY 31, 1997:         HIGH BID      LOW BID
-----------------------------------------   --------      -------
First Quarter (F1)                          $ 1.25        $ 0.25
Second Quarter thru October 24, 1996 (F1)     2.625         0.25
October 25, 1996 - October 31, 1996 (F2)      1.75          0.75
Third Quarter (F2)                            2.875         0.75

<F1>
Prices reflect activity while trading under the symbol FTHC
<F2>
Prices reflect activity while trading under the symbol FNHC

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 1997 the Company's Board of Directors resolved unanimously to recommend to shareholders that the number of shares authorized of the Company's common stock be increased from 30 million to 40 million. Subsequently, a majority of shareholders of record approved by written consent a certificate of amendment of the Company's restated certificate of incorporation to so increase the number of common shares authorized.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits NONE

     Reports on Form 8-K

   On April 10, 1997, the Registrant filed a report on Form 8-K effective December 31, 1996 regarding the change in principal independent accountants as a result of the reverse acquisition of MMI by the Company. The report stated that MMI was the acquiring entity and therefore, its independent accountant, Deloitte Touche LLP, automatically became the principal independent accountant of the Company, succeeding Reuben E. Price & Co..

  Subsequently, on April 22, 1997, the Registrant filed Form 8-K/A regarding the change in principal independent accountant and the change in fiscal year end from December 31 to April 30. Reuben E. Price & Co. was reengaged as the principal independent accountant and the client-auditor relationship between the Registrant and Deloitte Touche LLP voluntarily ceased.

On  May  14,  1997, the Registrant filed an amended report  on  Form  8-K/A
regarding  Item  F, Paragraph 1 of Form 8-K filed January  16,  1997.   The
following is hereby revised in its entirety:

  Effective December 31, 1996, Finet Holdings Corporation ("the Company") completed its previously announced merger with Monument
  Mortgage, Inc. ("Monument"), a California mortgage banker, and its acquisition of PreferenceAmerica Mortgage Network ("PAMN"), a California mortgage broker.

  The Company issued 8.4 million common shares and paid cash of $1 million to acquire all of the outstanding shares of Monument. The transaction is accounted for as a reverse in which Monument is considered the acquirer for accounting purposes, even though it legally became a wholly owned subsidiary of the Company. As the acquirer, Monument's historical financial statements are deemed to be the historical financial statements of the reporting entity, although they will be labeled as those of the Company. Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of Monument.

The Form 8-K/A filed on May 14, 1997 by the Registrant also included the interim financial statements at October 31, 1996 and prior audited financial statements at April 30, 1996 for Monument.

                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: August 13, 1997                   /s/    L. Daniel Rawitch
                                        L. Daniel Rawitch
                                          (CEO   and   Principal  Executive
Officer)



Date August 13, 1997                    /s/    Jan Hoeffel
                                        Jan Hoeffel
                                         (President and Principal Financial
Officer)
</TEXT?