Form 10KSB
period 1997-04-30
FINET HOLDINGS CORP
filed 1997-08-13
CIK 852450

===========================================================================
=======
                   US SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

   [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         AND EXCHANGE ACT OF 1934

                 For the fiscal year ended April 30, 1997

                     Commission file number:  0-18108

                        FINET HOLDINGS CORPORATION
              (Name of small business issuer in its charter)

                                 DELAWARE
                                94-3115180
  (State or other jurisdiction of incorporation or organization)     (IRS
                       Employer Identification No.)

                3021 CITRUS CIRCLE, WALNUT CREEK, CA 94598
                  (Address of principal executive offices)

                Issuer's telephone number:  (510) 988-6550

                         JANUARY 1 TO DECEMBER 31
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:    NONE
Securities registered under Section 12(g) of the Exchange Act: $.01 PAR VALUE COMMON STOCK

Check  whether  the issue (1) filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes........ No....X.....

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for the fiscal year ended April 30, 1997 were
$4,366,232

The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 5, 1997 was $72,965,440.

The number of shares outstanding of the issuer's common stock, as of August 5, 1997 was 28,971,088

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes........
No....X.....
===========================================================================
==========

                        FINET HOLDINGS CORPORATION
===========================================================================
                                ==========

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Certain Business Considerations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.


                             TABLE OF CONTENTS

Item  Description
Page
----  ---------------------------------------------------------------------
----
                                  PART I

1     Description of
Business................................................  3
2     Description of
Property................................................ 11
3     Legal
Proceedings...................................................... 11
4     Submission of Matters to a Vote of Security
Holders.................... 12

                                  PART II

5     Market for Registrant's Common Equity and Related Stockholder
Matters.. 13
6     Management's Discussion and Analysis of Financial Condition
        and Results of
Operations............................................ 15
7     Financial
Statements................................................... 20
8     Changes in and Disagreements with Accountants
        on Accounting and Financial
Disclosure............................... 20

                                  PART III

9     Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange
Act.................... 21
10    Executive
Compensation................................................. 24
11    Security Ownership of Certain Beneficial Owners and
Management......... 28
12    Certain Relationships and Related
Transactions......................... 30
13    Exhibits and Reports on Form 8-
K....................................... 31

Signatures............................................................. 33

                                 APPENDIX
                              Independent                         Auditors'
Report........................................... 34
           Consolidated      Balance      Sheet      at      April      30,
1997........................... 35
      Consolidated Statements of Operations for the years ended
                    April             30,             1997              and
1996............................................... 36
      Consolidated Statements of Stockholders' Equity for the years ended
                April          30,          1997          and          1996
 .............................................. 37
      Consolidated Statements of Cash Flows for the years ended
                April          30,          1997          and          1996
 .............................................. 38
                Notes           to          Consolidated          Financial
Statements............................. 40

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES


                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Finet Holdings Corporation is a vertically integrated, technology-focused developer and provider of Internet and computer based residential real estate services that offers all the elements essential to shop for a home, shop for a loan, and close the transaction. Finet Holdings Corporation is a systems and services integrator and marketer with a corporate mission of providing faster, easier, lower cost homeownership. Its prior activities and management, which focused solely on originating loans as a mortgage broker, were restructured and repositioned in 1996 to encompass the entire home acquisition and financing process and add additional revenue sources. This new integrated business approach is structured to take advantage of numerous opportunities presented by a highly fragmented industry and current electronic communication and data handling trends that are beginning to transform an outdated and unnecessarily tedious home acquisition and financing process.

All references to the "Company" or "Finet" herein shall mean Finet Holdings Corporation and its wholly owned subsidiaries unless the context otherwise indicates. The Company's executive offices are located at 3021 Citrus Circle, Walnut Creek, California 94598, and its telephone number is (510) 988-6550.

COMPANY HISTORIES

This annual report includes detailed information about both Finet, the Registrant, and, as a result of a reverse acquisition, Monument Mortgage, Inc., the entity deemed to be the reporting entity for accounting purposes. Accordingly, summary historical information is provided about both firms.

Finet Holdings Corporation was founded in 1988 as William and Clarissa, Inc. ("W&C"). In 1991, W&C was reorganized, its unrelated prior business was discontinued, and all the outstanding stock of FINEX , a privately owned mortgage brokerage business, was acquired. In l992, the Company changed its name to Finet Holdings Corporation.

Thereafter, the Company has operated as a single service business offering mortgage broker services but was not profitable. Until 1995, the Company pursued the strategy of developing a national loan distribution network by converting existing mortgage brokers into mortgage broker franchisees under the Finet name. However, this narrowly focused strategy failed to license any franchises or to integrate the emerging technologies that impact the traditional process of buying a home.

In 1994 and 1995, losses were exacerbated by rapidly rising interest rates and declining loan originations and the Company's founder/Chairman and the CEO resigned. In early 1996, the Company undertook a voluntary recapitalization that included negotiated settlements with creditors, conversion of certain liabilities to equity and raising additional equity capital through private placements of its common shares. (See Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A")) During that year the Company was operationally dormant and repositioned its strategy toward a one-stop shopping enterprise by creating the means to electronically connect prospective home buyers with a full spectrum of homeowner service vendors. As part of that shift, the Company acquired Monument Mortgage, Inc. ("MMI"), a private seller/servicer mortgage banking company, and PreferenceAmerica Mortgage Network ("PAMN"), a private mortgage broker. The Company had completed many of the elements of its recapitalization plan and raised $3.5 million in new equity capital by the end of 1996.

MMI, a California corporation, was founded as an independent mortgage banker in April 1987 by James W. Noack and two other minority investors with an initial capitalization of $750,000. Until its acquisition by Finet, MMI operated as a private S corporation. Using approvals from FHLMC, HUD and several other investors, operations began in a single retail loan production office in Walnut Creek, CA. The company sold all originated loans with the loan servicing rights either retained or released. In its first year of operations, one of the highest interest rate environments in history, $60 million in loans were originated for an operating loss of $327;000.

Over the next five fiscal years, MMI's business activity and profits increased. Between fiscal 1989 to 1993, annual loan fundings grew to $844 million and annual profit increased to $2.8 million. Business development focus shifted from retail to wholesale lending operations, three full-service wholesale branches were opened, and retained loan servicing rights grew to $760 million. The ability to retain servicing was a key component in building an annuity and off balance sheet asset that could sustain operations during down market down cycles. Loan products offered were limited to a few popular FHLMC programs while very conservative underwriting ensured a low risk, high quality portfolio of loans. This strategy resulted in a loan servicing portfolio with historical delinquency ratios less than half industry averages.

During fiscal year ended April 30, 1994, rapid increases in interest rates resulted in a 40% decline in mortgage lending nationally. MMI maintain an $842 million funding level, but increased competition and shrinking margins resulted in operating losses which were offset by the sale of $140 million in servicing to generate a profit of $210,000.

 As the down market cycle continued into fiscal 1995, all branches were closed, operations were consolidated at the headquarters location, staffing was reduced from 150 to 50, salaries were reduced, and an aggressive effort was begun to leverage its technology expertise to further reduce costs and support expansion of the Company's products and market presence. Recognized as a mortgage industry technology leader, it was invited to participate in the development of FannieMae (FNMA) and FreddieMac (FHLMC) automated underwriting systems and is now one of the most active users of these systems. These actions, and sale of $156 million of servicing rights, produced a profit of $237,000.

Concluding that traditional wholesale distribution channels alone would not sustain prolonged, profitable growth, during fiscal 1996 an affiliate mortgage broker, Preference America Mortgage Network, was formed to establish technology based, lower cost methods to deliver loan products to higher margin retail loan customers and it acquired all rights to the name, concept and logo of the Property Transaction Network (PTN) ( On February 21, 1997, the PTN was incorporated as a wholly-owned subsidiary of Finet). PAMN implementation began in the last quarter of fiscal 1996 with little effect on MMI's operating results. The year ended with a profit of $339,000.

To raise the additional capital required to create a technology based, vertically integrated lending operation, fiscal 1997 began with a letter of intent to merge MMI and PAMN with Finet. Significant investments were made in fiscal 1997 to further develop and expand the technology agenda while completing the acquisition transactions.

In January 1997, the Company emerged as a substantially different organization with a new charter and strategy, as well as a new management team and Board of Directors. In management's opinion, Finet's three new operating subsidiaries, PTN, PAMN and MMI, form an integrated, interdependent, synergistic trio. PTN's deployment of advanced technology real estate services delivery systems, MMI's ability to place conforming loans quickly and efficiently, and PAMN's ability to broker remaining loans to other lenders comprise a more comprehensive homeowner services offering than heretofore available.

In March, 1997 Cumberland Partners, holder of the Company's $800,000 convertible debenture, fulfilled their agreement to convert their debenture and accrued interest to 1,850,000 shares of the Company's common stock. In April/May 1997, the Company raised an additional $4.6 million in new equity capital and, on June 12, 1997, it reached a preliminary agreement to acquire the assets and certain liabilities of Real Estate Office Software, Inc. (REOS), a private software developer and distributor of sophisticated contact management software for Realtors.

These acquisitions and technologies enabled the Company to evolve into a consumer oriented, one-stop shopping, real estate services organization offering faster, easier, lower cost methods of home ownership. Additionally, the Company has formed strategic partnerships with Homeseekers.com, a publicly-held Internet provider of national listings of homes for sale, and with Help-U-Sell, a large, multi-location Realtor network. The Company now employs the latest advances in computer and electronic communications technology to address the entire home acquisition and financing process, including Internet video-conferencing, Fannie Mae's and Freddie Mac's automated artificial intelligence underwriting systems, and a number of internally developed proprietary computer programs. Thus, it is positioned as both a vendor-neutral technology and Realtor services firm that is also a mortgage financing vendor.

THE HOMEOWNERSHIP BUSINESS

The real estate business and home buying process, taken as a single industry, can be described as large, fragmented, antiquated, with many nonstandardized processes and on the verge of a major restructuring. Technology, principally data processing and communications technology, is beginning to revolutionize the industry.

The real estate industry, including development, construction, sales, financing, repair and maintenance, is one of the country's largest industries. Nevertheless, the real estate industry remains essentially a local business and not a national or regional business, with rare exceptions. Both the population and the percentage of homeowners are expected to gradually rise through the end of the century. At any given time, two of every three American households are homeowners, but over time, nine out of ten will own a home. The average price of the 66.86 million US housing units continues to grow, up 4.2% to $166,900 in the twelve months ended March 1997, of which 5.64 million homes changed owners in 1996. The total of residential loans outstanding and the annual volume of new loans in the US are second in size only to the Federal government's national debt and annual borrowing. Since 1990, annual loan demand for home purchase has been relatively flat at approximately $340 billion, while fluctuating interest rates have caused refinancing demand to vary from $90 to $770 billion annually. This equates to an average of over 10 million new loans annually requiring a flow of funds that can exceed $1.0 trillion dollars annually.

Unlike many industries, change in the real estate market has been neither significant nor rapid. To the contrary, it has been incremental and slow, especially in the sales and financing sectors. Such gradual changes include: the source of funds, the emergence of mortgage brokers, and a trend toward consolidation.

Over the past several decades, the supply of mortgage funds has changed from deposit based local sources to investment based national sources. As a result, the local and regional sources, such as banks and savings and loan institutions, have been reduced in both numbers and size. The slack has been taken up by the secondary market, comprised of FNMA, FHLMC, pension plans, insurance and investment companies and the like, which purchase residential loans from local sources.

The transition to an impersonal secondary market has had several consequences: (1) loan documentation and procedures have gradually become more standardized to facilitate acceptance as well as transfer of loans into a market composed of diverse and distant investor groups, and (2) loan files consisting of various documents and verifications have become thicker and much more impersonal compared to the previous more personal and character based procedures of local institutions. At the forefront of this gradual evolution is the recent emergence of efforts to collect, integrate and analyze data electronically to the end of simplifying and speeding the home sales and financing processes.

Another evolution has been the emergence of mortgage brokers. Mortgage brokers do not lend money directly. They advise and assist borrowers in originating a mortgage loan and obtain, process and package all the credit and financial information necessary for a lender to approve the loan. Unlike the captive sales force of retail lenders, mortgage brokers represent and offer the loan products of many lenders. Starting with a negligible national market share in the 1970's, and spurred by demand for a greater selection of loan programs than a single lender typically can offer, mortgage broker market share rose to exceed 50% in 1991 and peaked in 1993. Since then, their numbers and share have declined as interest rates rose and retail lenders have become more competitive.

Many other industries experienced a pattern of consolidation following the introduction of modern technology (computer controlled manufacturing, airline reservation systems, electronic banking, etc.) The Company believes a similar effect is beginning to occur in the residential real estate industry. Since 1993 many mortgage brokers and mortgage bankers have merged or ceased operations. Management believes within a few years national service delivery systems developed and controlled by a few firms will dominate the market. Finet has been repositioned to be one of them.

The real estate services industry is highly fragmented. There are well over one million licensed Realtors and approximately ten million independent real estate service providers (appraisal, financing, title search and verification, escrow, appraisal, inspections of various natures, warranty, moving, repair, maintenance, improvement and insurance, etc.). Composed primarily of small, private firms, few firms in this industry have a meaningful market share. The vast majority of such businesses are resident in the local community. The typical mortgage broker proprietorship, of which at the peak of the 1993 refinance boom there were over 40,000 nationally, has an average of 5 loan agents. In 1996, there were 690,000 members of the National Association of Realtors (NAR), down 100,000 from the prior year. Norwest and Countrywide Funding Corporation, the two largest independent mortgage firms, each have less than 5% of the estimated market.

Until very recently, this diverse and dispersed group of small independent service businesses had no easy or inexpensive means by which to communicate and relied upon traditional means such as mail, courier, and fax, which are slow, expensive and paper intensive. Each real estate transaction requires the fee-based services of up to ten independent providers, each of which does its own marketing. This sales and marketing duplication results in an expensive, antiquated process whose high cost is born by the home buyer. Purchasing a home remains a paper intensive, frustrating, costly and lengthy process.

According to Rick Amatucci, Director of Technology Initiatives for FNMA, the mortgage industry remains in the technological dark ages, saying "I can trade $100,000 worth of stock over the phone with my broker, conduct the trade immediately, and get a statement. But when I refinanced my house recently it took 35 days and a small binder full of forms. It doesn't make sense."

Technological advances that more easily and cheaply connect the parties to business transactions have revolutionized many business procedures and restructured many industries. Computerized reservation systems, faxes, satellite pagers, ATMs, electronic stock trading, cellular phones and touch-tone banking are familiar examples. The acquisition of automobiles is
another.   Within  an hour or two it is now possible to  select,  purchase, finance and insure an automobile. Data interchange standards facilitated such changes in these industries.

The first electronic data interchange standards were introduced into the mortgage industry in 1995. Its adoption is expected to have a major impact on the entire home buying process, and will benefit both home buyers and sellers. All signs point to the industry being transformed from its historical network of local, sole proprietorships offering a single, and typically expensive service, to larger, well financed corporations offering integrated, increasingly electronic services. These may be regional or national in scope, but will offer multi-services at a cost point well below the cost of traditional methods.

There are several factors driving this transformation. Most sole proprietorships lack both the expertise and financial resources to make the transition into a much larger enterprise required to offer a multitude of related products and services. The emergence of new technology, costly to acquire and implement, will result in larger competitors with significant competitive advantages. This will encourage consolidation and the typically under-funded, technology starved firm will likely seek association with a larger, full-service enterprise. Industry sources estimate the NAR membership could decline to 350,000 by the year 2000, down from 690,000 in 1996. Furthermore, as much as 95% of the dollar value of residential real estate transactions is expected to be generated by only 5% of those Realtors who remain.

With each generation of technology, some companies adopt the newer technology and become major success stories, while others hesitate or fail to implement new technologies and eventually fall by the wayside. Technological advances are continuing. The advent of ever more powerful desktop and server computer systems coupled with advances in communications technology are having a major impact on all businesses. The majority of the nation's significant increases in worker productivity in other fields during this decade is due directly to technology and automated processes. The emergence of the "information highway" is a widely recognized phenomena. Local and wide area Intranets and the Internet's world wide web have had, and will continue to have, major impacts on the way business is conducted.

According to a recent article in The Economist, "The Internet is perhaps the single most important advance of our day. Often compared to the emergence of the PC as a personal productivity tool, the Internet will restructure entire businesses. Merchants are just beginning to tap the resources and potential of the Internet. As a general rule, on-line consumers are more interested in making better-informed decisions than necessarily getting the lowest price. The more tiresome and difficult a purchase is in the physical world, the more likely consumers are to try an on-line alternative. For instance, because shopping for a home or mortgage is both difficult and tedious, an Internet or Web site offering straightforward and easy-to-understand comparisons will likely be a major success. When the buying process is relatively simple, for instance a book or a CD, the merchant must offer more than the physical product."

THE FINET APPROACH

The Company employs state-of-the-art technologies, including its own proprietary programs, to develop and offer integrated systems that provide faster, easier, lower cost homeownership. Tailored to specific needs and capabilities of investors, mortgage brokers and Realtors, these systems facilitate increasingly electronic transactions. These include:

1.    PTN's   newest  system,  the Agent Connector,  is  an  Internet-based relationship management tool for Realtors that includes the capability to
  access  all the services involved in acquiring and financing a home.   It
  provides point-to-point direct and Internet multi-media (voice, chat, email
  and   video-conferencing)  connectivity  between  the  Company,  enrolled
  Realtors, customers, and other service providers.

2. The Company is one of the nation's largest users of the automated underwriting systems of FNMA and FHLMC, the two largest investors in "conforming loans". Conforming loans are loans of $214,600 or less that make up the single biggest market sector. These systems, FNMA's Desktop Originator/Desktop Underwriter (DO/DU) and FHLMC's Loan Prospector (LP), can approve up to 60% or more of loan applications within minutes, as well
  as  indicate  the  potential for approval of many  more.   The  Company's
  proprietary "IQualify" system allows individuals to complete a loan application on the Internet and connect to these automated approval systems.

3. MMI's proprietary GreenLight system integrates both FNMA's and FHLMC's systems to determine that a loan can be closed as well as adding vital "how to do it" details, enabling mortgage brokers in the field to enter loan data directly for a highly competitive response time edge.

This broader, more balanced approach to the market provides more sources of revenue, increased employee productivity, and increased margins and earnings through a combination of factors: (1) separating the flow of loans by type into several processing streams for more efficient and faster throughput, (2) bundling many required separate services to lower marketing costs, and (3) proactive cross-selling of services by Company units.

The Company now consists of three inter-related core businesses staged to offer multiple doorways for customers to access homeownership services, including its proprietary funding engines, so as to be able to contact and capture customers at every stage in the process leading to homeownership:
(1) Property Transaction Network which incorporates Mortgage Marketing Concepts, (2) PreferenceAmerica, and (3) Monument Mortgage, Inc. which incorporates Monument Acceptance Corporation.

TECHNOLOGY SERVICES

Property Transaction Network ("PTN") This new subsidiary houses the Company's major technology thrust. A software developer and systems integrator, it provides monthly fee-based electronic connectivity services to Realtors who acquire the Agent Connector, a proprietary, multi-dimensional connectivity program, which operates in a vendor-neutral environment on a Realtor's camera equipped laptop computer. This multi-level service package offers increasingly more capabilities to more active Realtors, including: connectivity to a virtual electronic office, automated personal Web pages, unlimited email, multi-media connectivity to customers and the Company, Client Info Centers (private transaction Web site status pages password accessible by customers through the Internet), contact and relationship management tools, training and marketing support services, the ability to take prospective home buyers on electronic property tours, and access to various types of prospective homebuyer leads downloaded electronically from the Internet.

The PTN will derive its revenues from both monthly Realtor fees and advertising/marketing services fees. Customers are offered an array of homeownership services and vendors to select. Users can conduct TV-like video home tours, face to face interaction with trained sales representatives, and on-screen completion and printing of required applications and forms. Thus a customer can shop for a loan, home, etc. and close electronically. Afterwards transaction documentation status is routed to a confidential electronic file.

The PTN introduces and demonstrates these state-of-the-art technology capabilities and services to the real estate industry through its ongoing "Seminars in Excellence" around the country, at which Realtors can enroll as a PTN member and purchase or lease a system for their personal use. In seminars to date, advance reservations for the Agent Connector software system, scheduled for initial distribution to PTN members in early September, 1997 have exceeded historical results. Additionally, approximately 80 experienced Bay Area Realtors have agreed to become PTN members.

PTN has formed a relationship with NDS Software, Inc., operators of Homeseekers.com, an Internet site providing daily updates of home listings of a growing number of boards of realty and multiple listing services around the country. The arrangement is intended to provide an ongoing source of introductions of potential homebuyers to the Company's services and its PTN Realtors. The Company is now receiving potential borrower leads from this source on a daily basis.

Mortgage Marketing Concepts ("MMC") is a specialized fee-for-service marketing division of PTN responsible for the generation and sale of mortgage leads to the Company's retail centers and to other mortgage brokers. MMC develops mortgage leads through a variety of methods including direct mail, list purchases, and telemarketing. This service allows MMC customers to purchase leads to match their loan placement capabilities. MMC's telemarketers provide registration services for PTN seminars and furnish personal marketing services to PTN Realtor members.

RETAIL LOAN SERVICES

PreferenceAmerica Mortgage Network ("PAMN") is a mortgage broker and the Company's primary retail sales operation. It operates in call centers that take telephone, fax, videoconference and Internet calls from individuals, PTN Realtors, and the offices of large Realtor organizations with whom its Proprietary Branch Systems Division has support agreements and, as appropriate, directs the resulting transactions to the many mortgage lenders with which it has brokerage relationships; other homeownership service providers; and its sister companies MMI and MAC, described below.

The Proprietary Branch Systems Division is a new division that supports large Realtor groups desiring to use this technology on a standardized basis. The Company initially is providing home financing services to the customers of Help-U-Sell, the largest and oldest fixed fee Realtor franchise organization, and is in discussions with others. Currently the Company's primary retail development effort is directed toward training and equipping the approximately 180 Help-U-Sell offices to enable their Realtors conduct business with the Company's call centers.

PAMN also supports several Net Branches, independently owned mortgage brokers that meet certain operating criteria. Each Net Branch agrees to place a percentage of its total loan volume through PAMN and to pay certain fees per loan. In exchange, each Net Branch is entitled to valuable support services including payroll and benefits administration and disbursement services, access to all PAMN lending relationships, volume purchasing arrangements, and use of MMC's marketing services.

LENDING SERVICES

Monument Mortgage, Inc. ("MMI") is an independent mortgage banker and loan seller/servicer. It develops loan programs, offers loan rates in competition with other residential real estate lenders. It also purchases, sells and manages loan servicing portfolios. It currently is the Company's largest business unit and source of revenues, which are primarily from the sale of loans in the secondary mortgage market and from the servicing and sale of originated and purchased loan servicing rights. MMI operates in 17 states and is the largest user of FNMA's DO/DU system in the western United States. To date, over 1,000 loans have been originated through MMI with this system. The Company continues to introduce and train brokers on this system, with over 200 brokers now capable of using it. The number of DO/DU loan submissions is increasing steadily.

MMI markets its capabilities through a network of wholesale relationships with hundreds of traditional mortgage brokers, plus correspondent relationships with certain more capable brokers who perform more services for higher fees, as well as serving as a major funding engine for loans originated through PAMN net branches and call centers.

Monument Acceptance Corporation ("MAC") is a new sub prime, alternative lending division of MMI specializing in placing loans for borrowers with impaired credit. Where MMI deals only in prime A paper loans to borrowers who meet specified minimum financial and credit standards, MAC focuses on the 30% or more of borrowers with sub prime A-, B, C, or D rated credit. While more difficult and time consuming to package and close, these loans generate much higher revenues.

By having a full spectrum of loan placement capability through both its internal funding engines as well as by brokering loans to other lenders, the Company is positioned to have a competitive solution for the widest range of qualified borrowers.

COMPETITION

The traditional mortgage banking and broker businesses are mature and thus highly competitive. Although Finet provides both services, a major area of its anticipated growth lies elsewhere, more specifically in the development, introduction and use of advanced technology to provide a broader based of contact with Realtors and borrowers. The Company has acquired and employed computer and communications technology to develop systems that permit it to offer a proprietary product and service. Finet pioneered the PTN's unique bundle of capabilities.

There are several companies that use an earlier video-conferencing technology that has since been discarded by the Company. To date, these systems have been proprietary, single or few lender-based systems and, in the Company's opinion, have had relatively low utilization as a result. Although some mortgage companies offer various Internet loan related services, Finet is unaware of any other competitor employing a comprehensive strategy or system similar to PTN. However there can be no assurance that competitors, some of whom currrently offer one or more competitive capabilities or services, will not seek to develop advanced integrated Realtor connectivity systems similar to the Company's.

Since Finet provides both mortgage banking and mortgage broker services it accordingly competes with traditional firms offering similar services, including banks, savings and loans, other mortgage bankers, and institutional lenders. This is a highly competitive arena in which many firms are larger and have more current loan volume and financial resources than the Company.

DISTRIBUTION METHODS

Since entering the mortgage business in 1991, the Company's distribution method has gone through several evolutions: initially, as a mortgage broker, Finex's mobile laptop-equipped loan agents serviced Realtor offices from a centralized processing center. The Company's current business strategy is an updated version of that original approach, offering laptop-equipped Realtors and their customers mortgage brokering and mortgage banking services using Internet, virtual office, automated underwriting, video-conferencing and other connectivity and processing technologies from centralized support centers.

CERTAIN BUSINESS CONSIDERATIONS

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

Some lenders may attempt to require that brokers repurchase certain mortgage loans funded by such lenders when they assert a claim of fraud by the broker or misrepresentations or inaccuracies in borrower's loan applications. To date, the Company has been successful in modifying such agreements and avoiding such claims. No lenders have required that PAMN purchase any of the mortgage loans it originated.

As a lender, because such borrower misrepresentation or inaccuracy was later determined, MMI on occasion has been required to repurchase a loan from the institutional investor to whom it sold the loan. Normally, MMI has been able to resell the loan to another investor or to otherwise resolve the matter without material financial consequences. As interest rates rise and the economy declines, the rate of mortgage loan foreclosures tends to rise. As a result, MMI occasionally is required to hold residential real estate in inventory until it can be resold. Normally, such sales are for more than the outstanding loan balance, however there can be no assurance that such transactions will not have a material adverse effect on the Company's operations. In the fiscal year ended April 30, 1997, the Company's foreclosure related expense was $153,000.

The Company has embarked on a business development strategy that involves new and advanced systems, new processes, policies and procedures, and unproven activities. Many of these require fundamental changes in traditional attitudes and habits and will require open, forward thinking acceptance on the part of those real estate professionals doing business with the Company. While management believes its activities are well founded, appropriate, and supportive of the transformations now underway in this industry and of successful development of the real estate services distribution capability the Company has undertaken, no assurances can be given as to the eventual outcome or results. Material strategy adjustments may, and likely will, be required as experience is developed.

GOVERNMENT REGULATION

The Company's mortgage broker/banker operations are subject to extensive regulation by federal and state authorities. The US Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning credit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action law suits, and administrative enforcement actions.

Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, there is no prohibition regarding the payment of reasonable compensation for the provision of goods, services and facilities.

From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it will reduce the number of those who can afford homeownership. Additionally, several large law firms have promoted class action claims that certain industry fee practices violate RESPA. While the industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

Additionally, in California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate (DRE). Certain of MMI's mortgage banking activities fall under the jurisdiction of the California Department of Corporations (DOC). Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the DRE. The Company and its affiliates will also be required to be licensed in accordance with the differing requirements of the various states in which offices or operations are established.

EMPLOYEES

As of April 30, 1997, including employees in net branches for whom various benefits are provided at net branch cost, the Company employed 131 people in various capacities: 25 executive, management and administrative personnel, 26 technology services personnel, and 80 mortgage services personnel. To minimize the effects of possible adverse determinations from IRS and the state regulatory audits related to their ongoing objections to the status of loan personnel as independent contractors, the Company has taken the position that all net branch personnel are required to be employees.

None  of  the Company's employees is represented by a union.   The  Company
believes its relations with its employees and affiliates are good.

                     ITEM 2.  DESCRIPTION OF PROPERTY

The Company's leases its 17,042 square foot headquarters in Walnut Creek, CA. Mortgage Marketing Concepts leases an 1,100 square foot office in Incline Village, NV and a 1,200 square foot telemarketing facility in Modesto, CA. The Company had also rented on a month-to-month basis a two-person executive office in San Francisco and a 2,890 square foot MMI branch in Rancho Cucamonga, CA. Subsequent to April 30, 1997, the San Francisco office was vacated and the Rancho Cucamonga branch was moved to a smaller office in La Mirada, CA. The Company believes these facilities are adequate for its current level of operations.

All net branch office leases remain the personal obligation of the individual net branch manager.

                        ITEM 3.  LEGAL PROCEEDINGS

As a result of its continuing operating losses and lack of working capital during 1995, the Company developed past due accounts payable from approximately 150 unsecured trade creditors, with the result that the Company became involved in 22 legal proceedings, primarily unsecured creditor actions and/or judgments. These ranged in individual amount from $929.43 to $101,000 and aggregated to approximately $500,000. As of April 30, 1997, the Company had settled a majority of these proceedings and subsequently has settled several more. The Company expects to settle the remainder in the near future under similar terms as offered to creditors that have not instituted such proceedings.

Including all unsecured creditor settlements to date, the Company has settled accounts totaling $465,000 in the form of cash payments of $43,600 and the issuance of 225,500 shares of its common stock, for an average settlement of 33.6% of the original amount owed., resulting in an extraordinary gain of $312,000.

<PAGE 12

A claim by two previous stockholders of MMI had sought recession of prior contracts for the sale of the plaintiff's stock to MMI's stockholders to restore them to their former status as minority stockholders of MMI. This claim was settled during the fiscal year ended April 30, 1997. The settlement amount may not be disclosed as a condition of the settlement agreement, however said settlement did not have a material adverse effect on the Company's financial position.

Additionally, there were claims brought by past employees based on various causes of action related to Finet's employment practices. All such actions were dismissed with no liability to the Company subsequent to fiscal year end April 30, 1997.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 1997 the Company's Board of Directors resolved unanimously to recommend to shareholders that the number of shares authorized of the Company's common stock be increased from 30 million to 40 million. Subsequently, In late March, 1997 individual shareholders of record holding a total of 14,829,751 shares, which represented a majority (57.6%) of shares outstanding, approved by written consent a certificate of amendment of the Company's restated certificate of incorporation to so increase the number of common shares authorized. Remaining shareholders were then promptly notified by mail of the action approved.

                                  PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

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

YEAR ENDED APRIL 30, 1997:                  HIGH BID      LOW BID
-----------------------------------------   --------      -------
First Quarter (F1)                          $ 1.25        $ 0.25
Second Quarter thru October 24, 1996 (F1)     2.625         0.25
October 25, 1996 - October 31, 1996 (F2)      1.75          0.75
Third Quarter (F2)                            2.875         0.75
Fourth Quarter (F2)                           2.625         0.875

<F1>
Prices reflect activity while trading under the symbol FTHC
<F2>
Prices reflect activity while trading under the symbol FNHC

On August 5, 1997, the last sales price for the Common Stock was $3.18 per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Common Stock issued and outstanding as of April 30, 1997 was 24,763,030 shares which were held by approximately 475 stockholders, not including 3,991,250 shares subscribed but not yet issued, 6,507,947 warrants and 599,507 options.

UNREGISTERED SHARES

Pursuant to the revised requirements of Item 701 of Regulation S-B, the following is information regarding all equity securities sold during the period covered by the report that were not registered under the Securities Act.

On December 16, 1996, a non-US citizen purchased 1 million common shares under Regulation D as a sale to a foreign person, and was granted 5 year warrants to purchase 1 million shares at an exercise price of $1.00. The aggregate purchase price of $500,000 included conversion of $270,000 of debt into common stock.

On March 21, 1997, a non-US citizen purchased 1 million common shares under Regulation D as a sale to a foreign person for a purchase price of $600,000 and was granted 5 year warrants to purchase 200,000 shares at an exercise price of $1.50 per share, 200,000 shares at an exercise price of $2.00 per share and 200,000 shares at an exercise price of $2.50 per share.

In April, 1997, a group of 28 individuals purchased 3,991,250 common shares under Regulation D for a purchase price of $3,991,250. 13 of these individuals were granted warrants to purchase 743,125 shares at an exercise price of $1.50 to $3.50 per share until the year 2001.

In addition to the above sales of securities, on December 31, 1996, the Company sold 6 million common shares under Regulation S to a group of non-US investors for an aggregate purchase price of $3,000,000.

Commonwealth Associates acted as placement agent for each of the above sales and received 859,125 warrants to purchase common shares at an exercise price of $1.50 per share until the year 2006. Fees, commissions and expenses of these offerings totaled $738,277.

DIVIDENDS

The Company has not paid, and the Company does not currently intend to pay, cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, capital requirements and financial position. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

GENERAL

Finet acquired its two of its active subsidiaries, Monument Mortgage, Inc. ("MMI") and PreferenceAmerica Mortgage Network ("PAMN") on December 31, 1996. The acquisition of PAMN was accounted for as a purchase; the acquisition of MMI was accounted for as a recapitalization of MMI as a result of the reverse acquisition.

Due to the requirements of such accounting, MMI is deemed to be the reporting entity although Finet is the Registrant. Accordingly, the financial statements presented for the 1997 fiscal year include twelve months of operations for MMI, and four months of operations for FHC and PAMN (from acquisition date through April 30, 1997). The prior year's financial statements are those of MMI alone. Further, the operations of the Company after January 1, 1997 have been and will continue to be materially different than prior periods. Thus, the meaningfulness of comparisons below between the fiscal years ended April 30, 1997 and 1996 may be limited and therefore may not be representative of future events.

The consolidated operations of the Company include various real estate technology services, mortgage brokerage and mortgage banking. During the fiscal year ended April 30, 1996 the reported operations of the Company involved only mortgage banking. During the fiscal year ended April 30, 1997, the Company's primary operations were mortgage banking, with start-up costs incurred in technology services, mortgage brokering, and telemarketing.

The Company incurred a net loss of $3.2 million for the fiscal year ended April 30, 1997 compared to net income of $326 thousand for the fiscal year ended April 30, 1996. This decline in operating results is attributable primarily to a decrease in operating revenues, an increase in operating expenses and start up costs, partially offset by an extraordinary gain from liabilities subject to compromise.

REVENUES

Total revenues were affected by a broad decline in mortgage loan volume, both in the industry and in MMI. In 1997, revenues decreased $2 million (31%) to $4.4 million from $6.4 million in 1996. The decrease is primarily attributable to reduced mortgage banking activity, since the Company's start up operations did not earn significant revenues.

The total gain or (loss) on the sale of mortgages is determined by combining the Loss on Sale of Mortgage Loans with the Gain on Sale of Servicing Rights, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior fiscal years. The total gain on sale of mortgages/servicing rights (excluding bulk sales of prior year loan production) in 1997 was $1.37 million compared to $2.28 million in 1996, a decrease of 40%.

Over the same time periods, total loan volume decreased 30% from $504 million in 1996 to $354 million in 1997. The margin earned on sales of mortgage loans/servicing rights also declined from 45 basis points in 1996 to 39 basis points in 1997. The average volume of mortgages outstanding in inventory declined 41% from $23.4 million in 1996 to $13.8 million in 1997, a result of the decline in 1997 loan volume.

Interest income declined 44% from $1.98 million in 1996 to $1.11 million in 1997. Interest income is primarily attributable to mortgages that are held in inventory, pending their sale and delivery to secondary market investors. Interest yields on mortgages held in inventory declined slightly over the same time periods, from 8.27% to 7.96%. Interest expense on the Company's warehouse lines of credit (which finances the mortgages held in inventory) declined 43% in the same time period.

Loan servicing fees decreased 36% from $921 thousand in 1996 to $589 thousand in 1997. This fee income is derived from servicing mortgages for secondary market investors. The Company's portfolio of off-balance sheet serviced loans declined 30% from an average of $483 million in 1996 to $342 million in 1997, due to the routine sale of all servicing originated during the year, as well as several bulk sales in 1997 of servicing rights for loans originated in prior years.

Revenue from startup telemarketing operations was $61 thousand in 1997, compared to $0 in 1996.

EXPENSES

Primarily as a result of the costs associated with the acquisitions and funding the start up operations, total expenses increased 30% from $6.0 million in 1996 to $7.8 million in 1997. The increases were primarily in compensation expenses, marketing, and professional fees.

Salaries and employee benefits expense increased 48% to $3.1 million in 1997 from $2.1 million in 1996, as the number of employees increased 36% from 96 as of April 30, 1996 to 131 as of April 30, 1997.

Interest expense decreased 39% from $1.8 million in 1996 to $1.1 million in 1997, largely due to the decline in loan volume and the resultant 43% decrease in the Company's borrowing on its warehouse line of credit from $1.6 million in 1996 to $907 thousand in 1997. The Company's weighted average cost to borrow on its warehouse line of credit declined from 6.95% in 1996 to 6.62% in 1997.

Marketing expense increased from $176 thousand in 1996 to $440 thousand in 1997, primarily from start up operations and expanded MMI marketing.

Professional fees increased 44% to $640 thousand in 1997 from $402 thousand in 1996. The increase is due primarily due to expenses related to the acquisitions, including legal, accounting, auditing and consulting expense.

Other expense increased from $69.7 thousand in 1996 to $681 thousand in 1997. This material increase resulted from several factors: $153 thousand is attributable to various start up operating costs; $156 thousand is related to increases in unrecoverable costs on foreclosed loans and sale of real estate owned; $300 thousand is related to miscellaneous expenses for settlement of the pre acquisition litigation against MMI; an increase in per use fees for FNMA's automated underwriting system; and write-off of an account receivable related to a prior year bulk sale of servicing assets.

As previously discussed, in 1996 the Company negotiated settlements with a number of past due unsecured trade creditor accounts payable. Creditors owed $500 or less, or willing to reduce the amount owed to $500, were paid in cash, while larger accounts were paid a discounted amount in the form of shares of the Company's common stock. As of April 30, 1997, the Company has settled accounts totaling $465,000 in the form of cash payments of $43,600 and the issuance of 225,500 shares of its common stock, for an average settlement of 33.6% of the original amount owed, resulting in an extraordinary gain of $312 thousand.

CAPITAL EXPENDITURES, LIQUIDITY, AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company. The activities for the fiscal year ended April 30, 1996 represent only the mortgage banking activities of MMI, while the activities for the fiscal year ended April 30, 1997 additionally represents PAMN's start up mortgage brokerage activities and, subsequent to the acquisitions of December 31, 1996, the consolidated activities of Finet and its subsidiaries. Accordingly, readers are cautioned that the meaningfulness of comparisons between the fiscal years is limited and therefore may not be representative of future events.

                                                   Fiscal Year Ended  April
30
                                                      1997          1996
                                                  ------------  -----------
--
Net   cash   provided   (used)  by  operating   activities    $   7,837,210
$(8,985,038)
Net   cash   provided   (used)   by  investing   activities       (239,400)
(90,409)
Net cash provided (used) by financing activities   (7,417,201)    9,355,924

Operating Activities

The Company's operating activity cash requirements are to fund ongoing expenses, including sales and marketing and geographic and product line expansion, and to satisfy accrued liabilities and payables as they become due. Historically, these cash requirements have been satisfied through cash receipts from lending activities, including loan origination fees, gains from sale of loans to secondary market investors, loan servicing fees and proceeds from the sale of servicing rights.

As a result of the organizational and business development strategy changes during fiscal year 1997, additional revenue sources began to be developed. However, the cash consumed from the commencement of these activities exceeded total cash generated. Accordingly, cash from financing activities was used to offset the operating cash shortfall. The Company experienced negative monthly cash flows of $250,000 to $300,000 during the fourth quarter of fiscal 1997. These negative amounts have declined and the Company believes positive cash flow on a monthly basis will be achieved during fiscal 1998 as business growth continues to generate increased revenues.

Management believes its near term cash resources are adequate. In addition to unused borrowing capacity, if required the Company's loan servicing portfolio can be sold with an expectation of generating net cash in excess of $1,000,000. Additionally, certain of the Company's warrants which are now in the money have exercise prices that increase $1.00 each April until expiration, which the Company expects will motivate some holders to exercise their warrants and provide additional capital for operating activities.

Investing Activities

The Company's investing activities included the purchase of loan servicing rights, business acquisitions, purchase of capital assets to support the expanded business development strategy, and expenses related to capital raising. Investing activities were funded primarily from the proceeds of the sale of common stock.

During fiscal year 1997, four private placements resulted in stock subscriptions totaling $8.1 million to acquire 11,991,250 shares of the Company's common stock. Of these subscriptions, $4.4 million were received by April 30, 1997, with the remainder received shortly thereafter, for net cash receipts of $7.35 million, as summarized below.

Offering         Shares      $/share  Subscription   %
---------------  ----------  -------  ------------  ----
December, 1996    7,000,000  $  0.50  $  3,500,000   43%
March, 1997       1,000,000     0.60       600,000    7%
April/May, 1997   3,991,250     1.00     3,991,250   50%
                 ---------            ------------  ----
Totals           11,991,250           $  8,091,250  100%
Less Fees, Commissions & Expenses         (738,092)   9%
                                      ------------  ----
Net cash receipts                     $  7,352,058   91%
</TABLE


In addition to the capital raised from this sale of the Company's common stock, warrants to purchase additional shares were issued to purchasers of the above described shares. These warrants were issued at exercise prices ranging from $0.50 per share to $6.00 per share for a total of 5,490,916 shares.

Financing Activities

The Company's primary financing activities involve the use of cash to fund its residential mortgage lending activities. The Company must advance cash on a daily basis to fund newly originated loans to its borrower customers.
The majority of these funds are provided through a conventional mortgage warehouse line of credit from Residential Funding Corporation (RFC). The
Company maintains a $10 million committed warehouse facility and a $25 million uncommitted gestation facility with RFC. The warehouse and gestation borrowing facilities function as short term (less than 45 days) borrowing sources. RFC will advance up to 98% of the face amount of the loans being funded by the Company with the remaining 2% "haircut" funded by the Company. The warehouse and gestation lines bear an interest rate of Fed Funds plus a variable margin. When loans are funded, the borrowings are drawn from the warehouse line. When the loans are sold and shipped to a secondary market investor, the borrowings are transferred to the gestation line awaiting for receipt of the sale proceeds from the investor. The borrowing is secured by the underlying mortgage loans and is repaid with the proceeds from the sale of loans to secondary market investors. The current warehouse and gestation borrowing arrangements are adequate to support monthly loan originations up to $100 million. Should fundings increase to that level, the Company does not anticipate difficulty in arranging additional borrowing capacity.

RFC also provides the Company with a $1 million working capital facility.
The working capital facility is a revolving line of credit that the Company can draw upon for intermediate term (3 months) cash needs. RFC requires that the Company pay this line off entirely for at least 5 calendar days each quarter. The working capital facility bears interest at Prime plus
0.625% and is secured by the Company's loan servicing rights and certain other assets of the Company. RFC will advance up to 70% of the value of the Company's loan servicing portfolio to the maximum amount of the working capital line.

Additionally, the Company has a $1 million long term (5 years) term loan agreement with RFC. This loan also carries an interest rate of Prime plus
0.625% and is repaid on a fully amortizing basis over the remaining term.
As with the working capital facility, the term loan is secured by the Company's loan servicing portfolio and certain other assets. Typically, this term loan is used to fund longer term investments such as Purchased
Mortgage Servicing Rights.

The change of ownership resulting from the acquisition of MMI on December
31, 1996 constituted a breach of the certain terms of these arrangements.
At that time, as a result of MMI's funding of startup costs prior to Finet's completion of its December, 1996 equity offerings and acquisitions, MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and, subsequent to April 30, 1997, RFC issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these agreements are expected to be renegotiated and renewed. However, there can be no assurances that the facilities will be renewed.

In the past the Company had maintained borrowing relationships with multiple lenders. Multiple relationships provide the Company with contingency options should one lender curtail, cancel or fail to renew its borrowing agreement with the Company. Should RFC suddenly terminate or suspend its borrowing agreements with the Company, lending operations would experience a major disruption and the Company's business relationships with its brokers, investors and borrowers would be seriously damaged. However, multiple relationships are expensive in terms of commitment fees and administrative overhead.


The Company has had a borrowing relationship with RFC for nearly eight years, and has never experienced a disruption in borrowing capability.
Accordingly, management determined that the additional costs of maintaining multiple lender relationships was not warranted. Management believes that replacement borrowing facilities could be obtained within 30 days, and it is unlikely that RFC would terminate the existing borrowing agreements with less than a 30 day notice unless the Company was to experience a sudden and severe degradation in its financial position. In such an unlikely scenario, multiple lending relationships would be of little value in that they all would likely suspend borrowing agreements.

As previously discussed, an extraordinary gain of $312,000 was realized as a result of settlement of certain unsecured creditor liabilities for less than the amount owed.

                        MATERIAL SUBSEQUENT EVENTS

RECEIPT OF ADDITIONAL CAPITAL

At April 30, 1997 the Company had received subscriptions of $3,991,250 for the purchase of 3,991,250 shares of the Company's common stock at $1.00 per share pursuant to its April 1, 1997 private placement Proceeds totaling
$2,693,038 from these subscriptions were received shortly after April 30, 1997. Accordingly, this subscribed but uncollected amount is shown as a Stock Subscription Receivable offset to Total Stockholders' Equity in the
Company's Consolidated Balance Sheet of April 30, 1997. On a pro forma basis, had these subscriptions been received by April 30, 1997, Total
Stockholders' Equity would have increased from $1,041,070 to $3,734,013.

BORROWING ARRANGEMENTS

As previously discussed, RFC provides MMI several borrowing arrangements to support MMI's mortgage banking activities. The change of ownership resulting from the acquisition of MMI on December 31, 1996 constituted a breach of the certain terms of these arrangements. At that time MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and subsequent to April 30, 1997 issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these agreements are expected to be renegotiated and renewed.

NDS SOFTWARE AGREEMENT

NDS Software, Inc. (NDS), a Nevada corporation, is a generic software development company, the creator of a Realtor contact manager with an installed customer base of several thousand, and the operator of Homeseekers.com, a popular Internet site that gives daily updated informational details on homes listed for sale by Multiple Listing Services and Boards of Realtors in a growing number of areas around the country. On
May 29, 1997, the Company and NDS entered into an agreement whereby the Company purchased for $1,010,000 in the form of $202,000 in cash and 202,000 shares of its common stock valued at $4.00 per share, a combination of Internet mortgage leads, software development services and rights to access and market to certain of NDS' installed customer base. The agreement terms require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4.00 per share upon the earlier of the Company's registration of NDS's shares or June 3, 1998, to maintain a share value equal to $808,000 at that time, to a maximum additional shares issuable of 1,414,000 shares.

REOS ACQUISITION

On June 12, 1997, the Company entered into a preliminary agreement with the shareholders of Real Estate Office Software , Inc. (REOS), a Nevada corporation, to acquire substantially all of the assets and certain of the liabilities of REOS. The terms and consideration for this transaction are being negotiated. REOS is a software development and marketing company whose primary product is a proprietary Realtor productivity tool called
Real Estate Office. Pursuant to this agreement, all former REOS employees are now employees of PTN engaged in final development of an enhanced
Relator relationship management tool called the Agent Connector scheduled for initial introduction in August, 1997.

                       ITEM 7.  FINANCIAL STATEMENTS

The following are  filed in an Appendix as part of this report:



Page
-----------------------------------------------------------------------  --
--
(a)  Financial Statements

 Independent Auditors' Report..........................................  34

 Consolidated Balance Sheet at April 30, 1997..........................  35

 Consolidated Statements of Operations for the years ended
  April 30, 1997 and 1996..... ........................................  36

Consolidated Statements of Stockholders' Equity for the years ended
 April 30, 1997 and 1996 ..............................................  37

Consolidated Statements of Cash Flows for the years ended
 April 30, 1997 and 1996 ..............................................  38

Notes to Consolidated Financial Statements.............................  40


         ITEM 8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to Finet's previously reported reverse acquisition of MMI on December 31, 1996, it has been determined by the Registrant's current independent accountant that, for accounting purposes, MMI was the acquiring entity.

The Registrant previously reported that Deloitte Touche L.L.P. ("DT"), the independent certifying accountant of MMI, a wholly-owned subsidiary of the Registrant acquired effective December 31, 1996, automatically became the independent certifying accountant of the Registrant as the result of accounting for the acquisition of MMI as a reverse acquisition transaction.

Upon further consideration, the Registrant has concluded that since the Registrant was the legal acquirer of MMI, there has been no change in the Registrant's independent certifying auditor. At no time did an auditor-client relationship exist between DT and the Registrant. Reuben E. Price, the independent certifying accountant of the Registrant prior to the MMI acquisition, remained the independent certifying accountant of the Registrant after the acquisition.

DT advised MMI on March 17, 1997, that the client-auditor relationship had ceased between DT and MMI.

During the two fiscal years ended April 30, 1995 and 1996, respectively, and the period through March 17, 1997, there have been no disagreements between DT and MMI on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreement, if not resolved to DT's satisfaction would have caused them to make reference in connection with its reports to the subject matter of disagreement. In addition, DT's reports on the Company's financial statements for such fiscal periods contained no adverse opinion or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

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


                     DIRECTORS AND EXECUTIVE OFFICERS
NAME                      AGE POSITION     PERIOD SERVED
------------------------  --- --------     --------------------------------

Stephen J. Sogin, Ph.D..  53  Director     March, 1990 to Present
L. Daniel Rawitch.......  38  Director     September, 1994 to Present
                              Vice Chmn    September, 1994 to May, 1995
                              CEO          May, 1995 to Present
Jan C. Hoeffel..........  61  Director     November, 1995 to Present
                              COO          July, 1995 to November, 1995
                              President    November, 1995 to Present
James W. Noack..........  45  Pres, MMI    1987 to Present
                              Director     January, 1997 to Present
Jose Philipe Guedes.....  50  Director     January, 1997 to Present
S. Lewis Meyer..........  52  Director     January, 1997 to Present
David Purvis............  51  Director     July, 1997 to Present
Paul R. Garrigues         41  MMI SVP/CFO  March 1992 to Present
Lee Decker                33  Pres, PAMN   March 1991 to Present

L. Daniel Rawitch, 38, has served as Chief Executive Officer since May, 1995 and as a Director since September, 1994. He acquired the operating rights to Residential Pacific Mortgage, Inc. (RPM) in 1989 and served as its Chief Executive Officer until it was acquired by the Company in August, 1994, at which time he became Vice Chairman of the Company and focused on marketing capabilities development. In 1988-1989 he was Vice President and San Jose Branch Manager of Pacific Coast Savings and Loan where he developed wholesale loan originations through mortgage brokers. From 1986 until it was sold to Chicago-based UCB Services, Inc. in 1989, he was co-founder and President of Data Fax Information Services, Inc., a mortgage credit reporting company. In 1985-1986 as Vice President, Bear Stearns Mortgage Capital Corporation, he led various mortgage related activities throughout the Northwestern US. In 1984-1985 as a Vice President of Eureka Federal Savings and Loan, he managed all secondary marketing operations. From 1982 to 1985 he was President of West Coast Lending Group, Inc., a loan production and secondary marketing organization.

Jan Hoeffel, 61, was a founder and President of Finex Corporation, a technology-oriented mortgage broker acquired by the Company in December, 1991, after which he served as Executive Vice President until resigning in mid-1992. He rejoined the Company in mid-1995 and became President and a
Director  in  November,  1995.   In  1992  he  incorporated  a  merchandise
advertising  and  marketing  company  providing  custom  multimedia   kiosk
platforms, and served as its President until July, 1993. Since 1988, he has been a director and major shareholder of Typography Express, a computer-
based  national service bureau for graphic arts professionals.   He  was  a
founder   in  1989  and  first  President  of  Sweet  Factory,  a  licensed
confectionery retailer later sold privately and now a national  chain.   He
was a founder and Director of Healthworks, Ltd., an international specialty retailer acquired in 1988 by Grand Metropolitan Retailing, Ltd. In 1973, he became Vice President Marketing with Equitec Financial Group, Inc., a
start-up               financial               planning                firm
which became a $4 billion NYSE firm providing securities management and syndication services to individual and institutional investors, and later led its business development activities, both domestic and international, until 1989. After earning a BA from Ohio State University, he became Naval Aviator and completed the US Navy Test Pilot School. Following 4 years as a Navy test pilot, in 1967 he joined Pan American World Airways, Inc. where he became an Assistant to the Chief Pilot - Technical and Manager, Flight Operations Publications.

James W. Noack, 45, the founder and President of Monument Mortgage, Inc., became a Director in January, 1997 after it was acquired by the Company. MMI has originated over $5 billion in new loans under Mr. Noack's leadership. In 1983 he joined Wells Fargo Mortgage as Senior Vice President, Wholesale Mortgage Banking and developed eight high volume wholesale production offices throughout California. When it was sold in 1985 and became IMCO Realty Services, he served on its Executive Committee and was a senior member of its Loan Committee. In 1981 as a member of the founding staff of Guarantee National Mortgage Corporation and, as Vice President of Production, he led a department which amassed a servicing portfolio of $260 million in 18 months. From 1977 to 1981, he held positions of increasing responsibility in senior loan origination, business development and loan approval positions for Oregon, Washington and Alaska for the Federal National Mortgage Association (Fannie Mae). From 1973 to 1977, he was Loan Servicing Manager with Countrywide Funding Corporation of Los Angeles, CA, the nation's largest mortgage banking firm. Mr. Noack received a BA from UC Fullerton. He is a frequent author, speaker to industry groups and is widely recognized as an innovative leader in the application of technology to the loan industry.

Stephen J. Sogin, Ph.D., 55, has been a Director of the Company since March, 1990. From 1982 until 1995, he was a general partner of the entity that is the general partner of Montgomery Medical Ventures II, a significant Finet shareholder. From 1980 to 1982, he was an Associate at the venture capital firm of Adler and Company. Earlier he was a Research Scholar of the American Cancer Society and a Fellow of the Medical Foundation of Boston while at Brandeis University and an Assistant Professor of Biology while at the University of Houston. Dr. Sogin is the author of over 30 scientific papers on theoretical and applied microbiology and is a member of the American Society for Microbiology and the American Association for the Advancement of Science. Mr. Sogin is also a director of Osteotech, Inc.

Jose Philipe Guedes, 50, became a Director in January, 1997. Mr. Guedes is Managing Partner of Ceramic, a ceramic tile manufacturer, and Pinto Basil, a real estate investment firm. From 1982-1995, he was Chief Executive Officer of Cerexport/Vista Alegre, a ceramic manufacturer. From 1975-1982, he was with Atlantica-Boavista Insurance Group in Brazil as Technical Director and a Director. Earlier he was with Companhia Uniao Fabril, a heavy chemicals and metal refining firm. He earned a degree in chemical engineering from the University of Lisbon and has served as a Director of
R. Schedel, a Lisbon Stock Exchange broker, and SOCI, a newspaper publisher, and is a past President of the Portuguese Ceramic Manufacturers Association.

S. Lewis Meyer, 52, became a Director in January, 1997. Mr. Meyer has over 25 years of senior level management experience in the field of Computed Tomography (CT) scanning. He is President and CEO of Imatron Inc., a public, technology-based company engaged principally in Electron Beam Computed Tomography (EBCT) scanning, both in Imatron's Coronary Artery Scanning clinics and in R&D work for other firms. From 1991-1993 he was Vice President Operations with Otsuka Electronics (USA), Inc. Between 1981-1991, he was the founding senior executive officer of 4 startups in the CT
field.   He  held  senior marketing  and CT management positions  with  EMI
Medical, Inc. from 1976-1981 and with Varian Associates from 1971-1976. Mr. Meyer received a BS in Physics from the University of Pacific and a MS and Ph.D. in Physics from Purdue University. Mr. Meyer is also a director of BSD Medical Company.

David Purvis, 51, became a Director in July 1997. Mr. Purvis has been an independent investor and consultant and owner of Grey Fox Associates, a residential real estate development company. He serves as an expert witness in oil trading and transportation cases. From 1974-1990, he was a Partner and Managing Director, US Operations of Vitol, S.A., Inc., a leading international oil trading company. In 1972-1974, he was an analyst and operations coordinator with Mobil Oil Corp. and earlier was Deputy Director of the US Navy's largest Fuel Depot at Subic Bay, Philippines. Mr. Purvis received a BA in Economics from Amherst College, is a guest lecturer at Oxford's College of Petroleum Studies, is a member of the Smithsonian Institution's National Board and Executive Committee, and has served as a Director or Trustee of various for profit and non-profit organizations.

Paul R. Garrigues, 41, is MMI's Chief Financial Officer and Senior Vice President, Finance and a Certified Public Accountant. He has been with MMI since 1992. From 1988-1992, he was First Vice President/Assistant Director with First Nationwide Bank's Loan Division in Sacramento, CA where he managed a $24 billion servicing portfolio that included 200,000 loans in 43 states. From 1986-1988, he was Chief Financial Officer/Vice President of Financial Savings and Loan Association of San Diego, CA. He holds a BS in Accounting from the University of Southern California.

Lee Decker, 33, is President of PAMN and the Senior Vice President of MMI responsible for investor/lender relationships, loan pricing and secondary marketing operations. He is a member of FHLMC, AUS and AQUARIUS software development teams and developed Loanware, MMI's PC program to electronically evaluate mortgages and submit loan applications. From 1989-1991, as Vice President of Hamilton Savings Bank, he supervised all loan servicing operations. He earned a BA in Economics from the University of Colorado and has a Certificate in Mortgage Banking from Cal State Hayward.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

                      ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation received by the Company's Chief Executive Officers and each of the Company's other executive officers whose total annual compensation exceeded $100,000 with respect to the fiscal years ended April 30, 1997, 1996, and 1995, respectively. Effective January 1, 1997, Messrs. Hoeffel and Noack, each of whom manages a different segment of the Company's business, voluntarily elected to defer a portion of their annual salaries.

                        SUMMARY COMPENSATION TABLE
                   Annual Compensation       Awards            Other
                   ------------------- ----------------------  --------
Name and                     Other     Restricted  Securities  All
Principal  Fiscal            Annual    Stock       Underlying  Other
Position   Year    Salary    Comp      Awards      Options     Comp <F1>
---------  ------  --------  --------  ----------  ----------  --------
L. Daniel  1997    $ 90,664  $ 58,341      -           -       $ 35,000
Rawitch    1996      60,840    38,789      -       100,000         -
CEO        1995     100,000    20,000      -        48,000         -

Harry R.   1997        -         -         -          -            -
Kraatz     1996        -         -         -          -            -
CEO/Pres   1995 <F2> 60,000      -         -       184,320         -

Jan        1997      55,169    53,762      -           -         18,000
Hoeffel,   1996      47,000     1,500      -       100,000         -
President  1995        0         -         -       125,000         -

James W.   1997     116,990     8,735      -           -           -
Noack, MMI
President,
Director

Paul W.    1997     119,386    10,033      -           -           -
Garrigues,
MMI CFO

<F1>
During fiscal year 1997 prior to the acquisition of PAMN by Finet, Mr. Rawitch was employed by PAMN on a part time basis and received compensation of $35,000, and Mr. Hoeffel received from PAMN consulting fees of $18,000.
<F2>
Mr. Kraatz , who resigned as Chief Executive Officer and voluntarily surrendered 96,000 options on May 15, 1995, was engaged through November, 1995 to market brokerage franchises, for which no compensation was earned or paid, and his remaining 88,320 options expired unexercised in December 1995.

DIRECTOR COMPENSATION

Heretofore, the members of the Board of Directors have not received any cash compensation for services on the Board of Directors or any committee thereof but are reimbursed for expenses actually incurred in attending meetings of the Board and its committees. However, in January, 1997 the Board's Compensation Committee recommended and the Board resolved that outside Directors receive $15,000 annually for their services and attendance at all regular quarterly Board meetings and $1,000 for each additional Board or committee meeting. Additionally, members of the Board of Directors are eligible to participate under the Company's Stock Option Plan.

EMPLOYMENT AGREEMENTS

All members of the Company's executive management, including certain executives of subsidiaries, have entered into employment agreements with the Company. Except for certain base salary and performance compensation differences, the agreements are standard and contain specific confidentiality and non-competitive language.

                     OPTION GRANTS IN LAST FISCAL YEAR
                            Individual Grants
-----------------------------------------------------------------
                              % Total    Exercise
                    Options   Options    Price         Expiration
Name                Granted   Granted    Price($/sh)     Date
-----------------   -------   --------   -----------   ----------
Stephen Sogin        40,000    33.3%       .50          1/2002
Jose Philipe Guedes  40,000    33.3%       .50          1/2002
S. Lewis Meyer       40,000    33.3%       .50          1/2002
                    -------   --------
                     120,000   100.0%

<F1>
In February, 1997, options for 3,167 shares were exercised at $.06 per share by a former employee.

The period covered in the above table is from May 1, 1996 to April 30, 1997. The most recent prior annual report covered the period from January 1, 1995 to December 31, 1995. During the intervening period from January 1, 1996 to April 30, 1996, the following options were granted.

-----------------------------------------------------------------
                              % Total    Exercise
                    Options   Options    Price<F1>     Expiration
Name                Granted   Granted    Price($/sh)     Date
-----------------   -------   --------   -----------   ----------
Stephen J. Sogin     50,317    20.2%     $ .06          1/2001
L. Daniel Rawitch   100,000    39.9%       .06          1/2006
Jan C. Hoeffel      100,000    39.9%       .06          1/2006
                    -------   --------
                     250,317   100.0%


<F1>
Pursuant to the Company's plan of recapitalization approved by shareholders in the first quarter of 1996, which included the agreement to repurchase 6 million shares from Cumberland for $.03 per share, in the absence of an active trading market for the Company's shares, the Company's Board of Directors established $.03 as the share value for that period. As a result of the reverse split of October, 1996, that value became $.06 per share. The options granted and the exercise prices above have been adjusted for the reverse stock split of October, 1996.

1989 STOCK OPTION PLAN

The Company's 1989 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors in June 1989. As a result of reverse stock splits, the number of shares reserved for issuance has been reduced to 500,000. In January, 1997, the Compensation Committee recommended and the Board of Directors amended the Option Plan to incorporate a 2.5% of authorized shares non-qualified stock bonus plan in lieu of cash bonus payments for performance and an increase in the number of shares reserved for the Option Plan to 5% of authorized shares. These amendments will be submitted for shareholder approval at the next shareholders' meeting planned for later in 1997.

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

The  Option  Plan  as modified by the Board of Directors in  January,  1997 subject to shareholder approval, provides for automatic grants of non-qualified options to outside directors (directors who are not full-time employees). Upon becoming a director, each outside director is granted a five-year option exercisable for 40,000 shares at the then current fair market value and, for each of the next three years on each anniversary date of becoming a director, is granted an additional five-year option exercisable for an additional 25,000 shares vesting at the rate of 6,250 shares per quarter, subject to continuing service as a director. Directors may also be granted additional options at the discretion of the Board.

As of April 30, 1997 and including the 120,000 options granted to directors in January, 1997, there were 559,032 options outstanding under the Option Plan, of which 559,032 were vested.
<PAGE 27

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

If unsuccessful in defense of a third-party civil suit or a criminal suit, or if such a suit is settled, an Indemnity may be indemnified under Delaware law against both (1) expenses, including attorney's fees; and (2) judgments, fines and amounts paid in settlement if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his or her conduct was unlawful. If unsuccessful in defense of a suit brought by or in the right of the Registrant, where the suit is settled, an Indemnity may be indemnified under Delaware law only against expenses (including attorney's fees) actually and reasonably incurred in the defense or settlement or the suit if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to , the best interest of the Registrant except that if the Indemnity is adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Registrant, he or she cannot be made whole even for expenses unless a court determines that he or she is fully and reasonably entitled to indemnification for such expenses.

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

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                 MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock at April 30, 1997: (i) by each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock; (ii) by each director, director nominee and executive officer of the Company; and (iii) by all officers, directors and director nominees as a group. Except as otherwise indicated in the notes to this table, the holders listed below have sole voting and investment power with respect to such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named below on a given date, any security which such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                  Beneficial Ownership
-----------------------------------------------------------
               Name and Address of      ----Common Stock----
               Beneficial Owner           # owned    % owned
------------   ----------------------   ----------   -------
Beneficial     Jose Salema Garcao       8,700,000 <F1>   28.9%
Owners of      Quinta de Marinha
more than 5%   Lote CT-14
of shares      2750 Cascais, Portugal
outstanding

               James A. Umphryes        3,260,000 <F2>   12.7%
               3741 Waterford Lane
               Walnut Creek, CA 94598

               Cumberland Partners      2,564,781 <F3>    9.9%
               1114 Ave of Americas
               New York, NY 10036

Directors      James W. Noack            4,315,000 <F4>  16.7%
and Officers   Jan Hoeffel               1,263,975 <F5>   4.9%
               L. Daniel Rawitch         1,074,934 <F6>   4.1%
               Jose Philipe Guedes         360,000 <F7>   1.4%
               Stephen J. Sogin            156,266 <F8>   0.6%
               Paul Garrigues              107,813 <F9>   0.4%
               David Purvis                107,500 <F10>  0.4%
               S. Lewis Meyer               40,000 <F11>  0.2%

9 Directors                              7,425,488       28.6%
and Officers
as a group

<F1>
Reflects 4,400,000 shares beneficially owned by him and currently exercisable warrants to acquire 4,300,000 shares
<F2>
Reflects 3,220,000 shares beneficially owned by him, 20,000 beneficially owned by his spouse and 20,000 shares beneficially owned by his minor child.
<F3>
Reflects 2,350,000 shares beneficially owned and currently exercisable warrants to acquire 214,781 shares.

<F4>
Reflects 4,295,000 shares beneficially owned by him and 20,000 shares beneficially owned by his minor child.
<F5>
Reflects 1,037,817 shares beneficially owned by him, 917 shares beneficially owned by his spouse and currently exercisable options to acquire 225,241 shares.
<F6>
Reflects 926,934 shares beneficially owned by him and currently exercisable options to acquire 148,000 shares.
<F7>
Reflects 320,000 shares beneficially owned by him and currently exercisable options to purchase 40,000 shares granted for his services as a director.
<F8>
Reflects 50,000 shares beneficially owned by him and currently exercisable options to purchase 106,266 shares granted for his services as a director.
<F9>
Reflects 107,813 shares beneficially owned by him.
<F10>
Reflects 45,000 shares beneficially owned by him , currently exercisable warrants to purchase 22,500 shares and currently exercisable options to purchase 40,000 shares granted for his services as a director.
<F11>
Reflects currently exercisable options to purchase 40,000 shares granted for his services as a director.
 </FN

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is the Company's policy not to enter into transactions with affiliates of the Company, unless such transactions are for bona fide business purposes and are on terms at least as favorable to the Company as those which could be obtained from unaffiliated parties. At present, the Company has no material related party relationships other than a 3 year consulting agreement with James Umphryes, a shareholder and former 50% owner of MMI. The agreement calls for payments of $15,000 per month through December, 2000.

Pending completion of the Offering and an increase in the Company's working capital, James Noack lent the Company a total of $625,326 at an interest rate of 8.5%. These loans were secured by 3 foreclosed residential properties in inventory. The loans were retired as the properties were sold. As of April 30, 1997, all borrowings had been fully repaid.

Effective December 31, 1996 the Company issued 8,400,000 shares of its common stock and $1,000,000 in cash to James Noack and James Umphryes as consideration for the acquisition of Monument Mortgage, Inc. At the same time, the Company acquired PreferenceAmerica from its shareholders, two of whom were Messrs. Noack and Umphryes, for $250,000.

The Company rents on a month-to-month basis a 3,500 square foot storage facility from James Noack for $600 per month for the storage of furniture and equipment.

During fiscal year 1997 and earlier, the Company made loans to several officers and employees. As of April 30, 1997 total loan balances of $144,350 to 4 individuals remained outstanding.

On December 16, 1996, Jose Maria Salema Garcao purchased 1,000,000 shares of the Company's for $500,000 and was granted five year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. On December 28, 1996, he purchased 1,000,000 shares of the Company's for $500,000 and was instrumental in assisting the Company to sell an additional 5,000,000 shares of its for $2,500,000, for which he was granted 2,500,000 warrants at an average exercise price of $.85 per share. On March 21, 1997, he purchased 1,000,000 shares of the Company's common stock for $600,000 for which he was granted warrants to purchase 600,000 shares of the Company's at an average exercise price of $2.00 per share. In April 1997, he purchased 1,400,000 share for $1,400,000, for which he was granted warrants to purchase 200,000 shares of the Company's common stock at an average exercise price of $2.50 per share.

                ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits on page 56 are filed as part of this annual report.

                                 EXHIBITS
Exhibit   Description
--------  ---------------------------------------
EX-3(i)   Articles of Incorporation <F1>
               1.   Amendments of October, 1997
               2.   Amentment of January, 1997

EX-3(ii)  By-laws <F1>
               1.   Amendments effecting a 1-for-2 reverse stock split and increasing authorized shares to 30 million
               2.   Amendment increasing authorized shares to 40 million

EX-10     Material contracts:
               1.   Term Sheet Agreement between Finet, MMI and PAMN of May 22, 1996
               2.   Revised Term Sheet Agreement between Finet, MMI and PAMN of August 19,
                 1996
3.   Merger Agreement and Plan of Reorganization between Finet and MMI of
December 20, 1996
               4.   Umphryes Consulting Agreement

EX-16     Letter on changes in certifying accountant are incorporated by reference to Exhibit 16 of Form 8-K/A filed on 4/24/97.

EX-21     Description of the subsidiaries of the registrant

EX-23     Consent of independent accountant

EX-27     Financial data schedule

<F1>
Restated Bylaws of Finet Holdings Corporation, July 14, 1993 are incorporated by reference pursuant to the provisions of Exchange Act Regulations 240.12b-1, 240.12b-32 and 201.24, as filed with the Commission as part of Finet Holdings Corporation's Form SB-2 Registration Statement under the Securities Act of 1933 on March 18, 1994.


                            REPORTS ON FORM 8-K

Date      Item  Description
--------  ----  -----------------------------------------------------------
-----
5/22/96    2    Announce agreement to acquire MMI and PAMN

10/10/96   5    Announce reverse stock split and increase of authorized
shares

1/16/97    5    Summarize recapitalization plan items completed in 1996

4/10/97    4    Change in independent accountant

4/22/97    4    Amendment to 4/10/97 Form 8-K clarifying continuity of
                  independent accountant

5/9/97     4    Concurrence of MMI's former independent accountant with
4/10/97
                  Form 8-K and 4/22/97 Form 8-K/A

5/15/97    2,7  Clarify accounting basis of MMI acquisition and present interim and prior audited MMI financial statements


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

FINET HOLDINGS CORPORATION


Date: August 13, 1997            /S/     L. DANIEL RAWITCH
                               ------------------------------------
                               L. DANIEL RAWITCH
                               (CEO AND PRINCIPAL EXECUTIVE OFFICER)

Date: August 13, 1997            /S/     JAN C. HOEFFEL
                               ------------------------------------
                               JAN C. HOEFFEL
                               (PRESIDENT AND PRINCIPAL FINANCIAL OFFICER)


Date: August 13, 1997            /S/     JAMES W. NOACK
                               ------------------------------------
                               JAMES W. NOACK
                               (DIRECTOR)


Date: August 13, 1997            /S/     S. LEWIS MEYER
                               ------------------------------------
                               S. LEWIS MEYER
                               (DIRECTOR)

                                 APPENDIX

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103


     INDEPENDENT AUDITORS REPORT

     To the Board of Directors and Stockholders
     Finet Holdings Corporation
     San Francisco, CA

     We have audited the accompanying consolidated balance sheet of Finet Holdings Corporation and subsidiaries as of April 30, 1997 , and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Finet Holdings Corporation and subsidiaries as of April 30, 1997, the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.

     Finet holdings Corporation acquired Monument Mortgage, Inc. on December 16, 1996. As more fully discussed in Note 3 to the financial statements, the transaction is accounted for as a reverse acquisition whereby Monument Mortgage, Inc. is considered the acquiring corporation for accounting and financial statement presentation purposes and Monument Mortgage, Inc.'s historical financial statements are deemed to be the historical financial statements of the reporting entity.


     /s/ REUBEN E. PRICE & CO.

     REUBEN E. PRICE & CO.
     San Francisco, CA

     August 13, 1997

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                 AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF APRIL 30, 1997

                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 April 30,
                                                                   1997
                                                               ------------
                                  ASSETS
Cash.........................................................  $   603,296
Accounts receivable from sales of mortgage
  loans and servicing rights................................     3,453,199
Mortgage loan servicing advances and
  other receivables.(Note 3).................................      643,072
Notes receivable from officers.(Note 15).....................      144,350
Notes receivable.............................................      247,000
Mortgages held for sale, net.................................    7,268,877
Owned servicing rights (Note 5)..............................      579,018
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,712,848 (Note 6)............    1,096,666
Other assets.................................................      213,414
                                                               ------------
    Total assets.............................................  $14,249,892
                                                               ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse line of credit (Note 8)............................  $10,209,197
Accounts payable.............................................      720,916
Revolving line of credit (Note 8)............................      100,000
Note payable and capitalized leases (Note 8).................    1,017,912
Accrued expenses and other liabilities.......................      686,318
Liabilities subject to compromise.(Note 9)...................      474,479
                                                               ------------
    Total liabilities........................................   13,208,822
                                                               ------------
Commitments and contingencies (Note 10)

Stockholders' equity (Notes 12 and 17)
Preferred stock: $.01 par value (100,000 shares authorized,
  0 shares outstanding)......................................  $      -
Common stock: $.01 par value, (30,000,000 shares authorized,
  24,763,030 shares issued and outstanding)..................      312,414
Common stock subscribed (3,991,250 shares)...................       39,913
Paid in capital..............................................    5,814,203
Less: Stock subscription receivable (2,991,250 shares).......   (2,693,038)
Accumulated deficit..........................................   (2,432,422)
                                                               ------------
    Total stockholders' equity...............................    1,041,070
                                                               ------------
    Total liabilities and stockholders' equity..............   $14,249,892
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                                                                1997
1996
                                                            ------------  -
-----------
REVENUES
Gain on sale of servicing rights..........................  $ 4,251,574   $
4,824,899
Loss on sale of mortgage loans (Note 7)...................   (1,885,057)
(1,548,659)
Interest income...........................................    1,110,420
1,975,388
Loan servicing fees.......................................      588,698
921,220
Retail broker fees........................................       93,997
86,409
Marketing leads...........................................       60,596
-
Other.....................................................      146,004
115,479
                                                            ------------  -
-----------
    Total revenues........................................    4,366,232
6,374,736

EXPENSES
Compensation and employee benefits........................    3,245,818
2,053,987
Interest expense..........................................    1,134,581
1,829,357
Office....................................................      854,270
758,325
Marketing.................................................      439,953
176,131
Professional fees.........................................      639,034
401,965
Depreciation and amortization.............................      436,958
398,630
Occupancy.................................................      286,550
228,836
Insurance.................................................       33,294
38,214
Data processing services..................................       94,581
80,221
Other.....................................................      681,548
69,686
                                                            ------------  -
-----------
    Total expenses........................................    7,846,587
6,035,352
                                                            ------------  -
----------
(LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN
 ON LIABILITIES SUBJECT TO COMPROMISE.....................   (3,480,355)
339,384
INCOME TAX (Note 13)......................................         -
13,220
                                                            ------------  -
-----------
NET (LOSS) INCOME BEFORE EXTRAORDINARY GAIN
 ON LIABILITIES SUBJECT TO COMPROMISE.....................   (3,480,355)
326,164
EXTRAORDINARY GAIN ON LIABILITIES SUBJECT TO COMPROMISE...      312,090
-
NET (LOSS) INCOME AFTER EXTRAORDINARY GAIN ON LIABILITIES
 SUBJECT TO COMPROMISE....................................  $(3,168,265)  $
326,164
                                                            ============
============
Pro forma information: (Note 13)
  Historical (loss) income before provision for
    income taxes as shown above...........................  $(3,480,355)  $
339,384
  Pro forma provision for income taxes....................         -
(112,648)
  Pro forma net (loss) income before extraordinary gain...   (3,480,355
226,736
  Extraordinary gain from settlement of
    liabilities subject to compromise.....................      312,090
-
  Pro forma net (loss) income.............................  $(3,168,265)
226,736
  Pro forma net (loss) income per share before              ============
===========
    extraordinary gain....................................        (0.26)
0.03
  Extraordinary gain on liabilities subject to compromise.         0.02
-
  Pro forma net (loss) income per common share............        (0.24)
0.03
                                                            ============
============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............   13,187,876
8,400,000
                                                            ============
===========

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

                                                                 Capital in
Common    Retained
                                -----------Common Stock-------  Excess of
Stock      Earnings
                                  Shares    Amount      Sub-    Par Value
Sub-       (Accum        Total
                                                       scribed
scription    Deficit)     Capital
                                ---------- ----------- ------- ------------
----------- ------------ -----------
Balance April 30, 1995             100,000  $ 760,000          $   350,000
$1,797,600   $2,907,600
Recapitalization to reflect shares
 issued in reverse acquisition   8,300,000   (611,216)             611,216

Net income
326,164     326,164
Distribution to shareholders
(647,225)   (647,225)
                                ----------- ---------  ------- ---------- -
----------- ------------ ----------

Balance April 30, 1996           8,400,000    148,784              961,216
1,476,539  2,586,539

Issue of common shares:
 Common stock offerings         11,991,250     80,000   39,913   7,233,045
(2,693,038)              4,659,920
 Reverse acquisition (Note 13)   6,411,823     64,118           (3,455,338)
(3,391,220)
 Debt & note payable conversion  2,314,114     23,141            1,136,416
1,159,557
 Liabilities subject to compromise 230,089      2,301              112,744
115,045
 Common stock rights             2,403,837     24,038              (24,038)
 Stock option exercise               3,167         32                  158
190
Repurchase of common shares     (3,000,000)   (30,000)            (150,000)
(180,000)

Distributions to shareholders
(740,695)  (740,696)

Net loss
(3,168,265)(3,168,265)
                                ----------- ---------- ------- ------------
------------ ----------- -----------
Balance at April 30, 1997       28,754,280  $ 312,414  $39,913 $ 5,814,203
$(2,693,038) $(2,432,422)$1,041,070
                                =========== ========== ======= ============
============ =======================

</TABLE
      The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   1997
1996
                                                               ------------
- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income............................................ $
(3,168,265) $    326,164
 Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
  Depreciation and amortization...............................      436,956
398,630
  Extraordinary gain on liabilities subject to compromise.....
(312,090)         -
  Provision for losses on loans serviced & real estate owned..       62,046
(126,326)
  Loss on disposition of property, plant & equipment..........       19,829
9,364
 Changes in operating assets and liabilities:
  Decrease (increase) in receivables from sales
   of mortgage loans and loan servicing rights................    7,972,231
(1,636,478)
  Mortgage loans originated...................................
(354,096,235) (503,743,765)
  Mortgage loans sold.........................................  357,502,094
497,200,685
  Decrease (increase) in originated mortgage servicing
    rights, net...............................................
(876,414)   (1,054,538)
  Decrease (increase) mortgage loan servicing advances
    and other receivables.....................................      439,806
(740,973)
  Increase in notes receivable and notes receivable from
    officers..................................................
(391,350)         -
  Increase in prepaids and other assets.......................       25,767
(67,976)
  Increase (decrease) in accounts payable,
   accrued expenses and other liabilities.....................
(27,165)      450,175
                                                               ------------
- -------------
  Net cash provided (used) by operating activities............    7,587,210
(8,985,038)
                                                               ------------
- -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights........................
(286,263)         -
 Purchase of furniture and equipment..........................
(101,807)      (90,409)
 Proceeds of sale of life insurance to officer................      165,630
-
 Settlement of liabilities subject to compromise..............
(67,122)         -
 Cash acquired with MMI and PAMN..............................       50,162
-
                                                               ------------
- -------------
  Net cash used by investing activities.......................
(239,400)      (90,409)
                                                               ------------
- -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......................    4,390,110
-
 Repurchase of common stock...................................
(180,000)         -
 Net increase (decrease) in warehouse borrowings..............
(9,522,510)    8,622,465
 Proceeds from advances on note payable and line of credit....    1,950,000
1,200,000
 Principal payments on note payable and line of credit........
(2,297,620)      (20,831)
 Proceeds of life insurance cash surrender value loan.........      154,507
-
 Repayment of life insurance cash surrender value loan........
(154,507)         -
 Cash distributions to former MMI shareholders................
(1,040,008)     (445,710)
 Proceeds from notes payable to officers......................      625,326
-
 Repayment of notes payable to officers.......................
(625,326)         -
 Proceeds of pre-acquisition advances to affiliates...........
(1,377,309)         -
 Repayment of pre-acquisition advances to affiliates..........      660,136
-
                                                               ------------
- -------------
  Net cash (used) provided by financing activities.............
(7,417,201)    9,355,924
                                                               ------------
- -------------
Net increase (decrease)in cash................................
(69,391)      280,477
Cash at beginning of period...................................      672,687
392,210
                                                               ------------
- -------------
Cash at end of period......................................... $    603,296
672,687

============= =============

 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL

REPORTING ENTITY

Finet Holdings Corporation (FHC) acquired Monument Mortgage, Inc. (MMI) on December 31, 1996. As more fully discussed in Note 3, the transaction is accounted for as a reverse acquisition whereby Monument Mortgage, Inc. is considered the acquiring corporation for accounting and financial statement reporting purposes and Monument Mortgage, Inc.'s historical financial statements are deemed to be the historical financial statements of the reporting entity. At April 30, 1997, the consolidated financial statements also include the financial statements of PreferenceAmerica Mortgage Network
(PAMN), a wholly owned FHC subsidiary. (See Note 3) All material intercompany transactions and amounts have been eliminated in consolidation.

ORGANIZATION.

Finet Holdings Corporation (the "Company") was founded as William & Clarissa, Inc. (W&C) in February, 1988. W&C went public in 1989. In 1991, after incurring substantial losses and experiencing severe liquidity problems, W&C discontinued its prior unrelated business operations and substantially completed an amended plan of reorganization. On December 5, 1991, W&C acquired Finex Corporation, a privately-held California mortgage loan brokerage corporation that was organized in 1990 and began operations in 1991, and began continuing operations in mortgage loan brokerage business. On March 31, 1992, W&C changed its name to Finet Holdings Corporation and changed Finex's name to Finet Corporation (Finet).

On August 31, 1994, the Company completed the acquisition of RPM Partners, Inc. (RPM), a California mortgage loan corporation that was organized and began operations in 1991, and, in a simultaneous transaction, merged RPM into the Company's wholly-owned corporation, FWC Shell Corporation, Inc. (FWC Shell).

On April 10, 1995, the Company organized Finet Correspondent, Inc., a wholly-owned California corporation Ficor), to engage in correspondent lending activities. Ficor became inactive in July, 1995 and through a reverse acquisition became Monument Mortgage, Inc. on December 31, 1996. (See Note 3)


SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one business segment, residential real estate services, and is primarily engaged in mortgage lending, as both a retail mortgage broker and as a wholesale mortgage banker. The majority of the Company's business activity is carried out in California with lesser activity in the western United States and Florida.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Mortgage loans sold to investors generally settle within fifteen days of funding. Gains or losses on sales of mortgage loans are computed as the difference between the selling price and the carrying value of the related mortgage loans sold, net of applicable discounts.

OWNED MORTGAGE SERVICING RIGHTS

Statement of Financial Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, requires the allocation of the cost of originated or purchased mortgage loans to the mortgage servicing rights and the loans based on their relative fair values at the date of purchase or origination. The fair values of the mortgage servicing rights are based upon prices available in the secondary market for servicing rights of mortgage loans with similar characteristics. When material, capitalized mortgage servicing rights are amortized in proportion to, and, over the period of, estimated net servicing income. In evaluating and measuring impairment, capitalized servicing rights are tested for impairment based on the expected future net servicing revenue stream.

LOAN SERVICING

The Company sells mortgages on both a servicing retained and servicing released basis. Loan servicing fee income represents fees earned for servicing real estate mortgages owned by institutional investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned. Servicing released premiums are based on a contractual percentage of the outstanding principal balance and credited to income when the loan servicing rights are sold.

LOAN ORIGINATION FEES

Loan origination fees on mortgage loans held for sale, net of certain direct loan origination costs, are deferred until the time of sale and are included in the computation of the gain or loss on sale of the related loans. The sale of mortgage loan inventory is recorded when the loans are shipped to the investor.

HEDGE ACCOUNTING

The Company does not project interest rates but rather uses a hedging strategy to determine the portion of the pipeline loans that are at risk given the current interest rates. The Company's hedging activity consists of mandatory forward commitments on mortgage-backed securities which are usually paired-off to hedge the gain (loss) experience from whole loan sales. Additionally, the Company enters into either optional or mandatory forward commitments to sell mortgage loans when funded. The Company assesses the pipeline interest rate risk based upon a number of factors, including the remaining term of the rate locks, the interest rate at which the locks are provided, current interest rates and interest rate volatility. The Company controls the credit risk of the pipeline through credit evaluations, limits, and monitoring procedures. Unrealized hedging losses are recorded through a valuation allowance that is shown as a reduction in the carrying value of the related loan sale. Fees paid to investors are deferred and recognized as expense as loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any remaining fee is recognized as a period expense at the expiration of the commitment period or earlier if exercise of the commitment is deemed remote.

NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for fiscal years beginning after December 15, 1995. SFAS 123 allows the companies to choose whether to account for stock-based compensation under the current method described in Accounting Principles board Opinion Number 25 (APB25) or to use the fair value method described in SFAS 123. The Company plans to follow the accounting measurement provisions of APB 25 and believes the impact of implementing the disclosure provisions of SFAS 123 would not be material to the Company's consolidated financial statements.

In June 1996, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, other similar secured financial transactions, and to all other transfers and servicing of financial assets occurring after December 31, 1996. SFAS 125 will result in the recording of Originated Mortgage Servicing rights (OMSR) on the date of the sale of a mortgage loan as opposed to the current practice of recording OMSRs on the date that loans are originated. Additionally, under SFAS 125, excess servicing fees will be combined with OMSR for balance sheet presentation as well as for transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes that the application of the new rules will not have a material impact on the financial statements.

DEPRECIATION METHOD.

Depreciation is computed over the estimated useful lives of the furniture, fixtures and equipment of two to twelve years using the straight-line method.

INCOME TAXES.

The Company and its consolidated subsidiaries file consolidated federal and combined state income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

MMI elected S Corporation status effective March 1, 1987. The election ceased effective with the acquisition at December 31, 1996 (Note 3). Prior to December 31, 1996, MMI's items of taxable income, credit, and tax preferences of the Corporation were primarily the responsibility of MMI stockholders on their individual income tax returns.

NET INCOME (LOSS) PER COMMON SHARE.

Net income (loss) per common share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents outstanding during the period. Since the computation of fully diluted loss per share for fiscal 1997 was antidilutive, primary and fully diluted earnings per share are the same.

RECLASSIFICATIONS

Certain reclassifications have been made to the April 30, 1996 financial statements to conform to the current year presentation.

3. ACQUISITIONS

On December 31, 1996, the Company acuired all of the outstanding common stock of Monument Mortgage, Inc. (MMI), a non-public mortgage banker, in exchange for 8.4 million common shares of FHC and a cash payment of $1 million. For accounting purposes, the cash payment is deemed a dividend payment to MMI shareholders and the acquisition has been treated as a recapitalization of MMI, with MMI as the reverse acquisition acquiror. The historical financial statements prior to December 31, 1996 are those of MMI and are deemed to be those of the reporting entity. Since the Company's operations were minimal or dormant during the years ended December 31, 1996 and 1995, the reverse acquisition is considered a capital transaction rather than a business combination and, accordingly, pro forma information is not presented.

Also on December 31, 1996, the Company acquired all of the outstanding stock of PreferenceAmerica Mortgage Network (PAMN) in exchange for a $250,000 cash payment. PAMN is a California mortgage broker which commenced operations on February 1, 1996. Prior to its acquisition, PAMN acquired all rights to the name, marketing concepts, logo, and capabilities of Property Transaction Network. The acquisition of PAMN is being accounted for as a purchase and the results of its operations are included in the consolidated operations of the Company for the period January 1, 1997 through April 30, 1997. Unaudited pro forma information giving effect to the acquisition of PAMN as if the acquisition took place May 1, 1996 is as follows:

                                               Year ended April 30, 1997
                                               -------------------------
Total revenues                                     $  4,552,315
Net loss                                             (3,830,940)
Net loss per weighted average common share         $      (0.29)

Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of MMI and PAMN.

4. MORTGAGE LOAN SERVICING

The Company's origination and servicing activity is concentrated primarily within California. The Company's servicing portfolio is primarily comprised of conventional mortgage loans which are not included in the accompanying balance sheets and which had outstanding principal balances of $168 million, representing 1,182 loans, at April 30, 1997. The majority of loans are securitized through Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in separate trust accounts and excludes these balances ($ 1,053,826 at April 30, 1997) from the accompanying balance sheet. The company is required to maintain separate accounting records for its escrow and custodial cash accounts and the related liabilities.

The Company sold servicing rights for mortgages originated and retained in the servicing portfolio in prior fiscal years with outstanding principal balances of $103 million and $179 million during the years ended April 30, 1997 and 1996, respectively. These sales of prior fiscal year originations resulted in net gains of $1.04 million and $1.00 million for the years ended April 30, 1997 and 1996, respectively.

Servicing rights to mortgage loans with an unpaid principal balance of approximately $168 million were pledged as collateral to lenders as of April 30, 1997.

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 3.2% of the outstanding servicing portfolio balance as of April 30, 1997. The losses (recoveries) to the Company arising from the foreclosed loans and real estate owned were as follows:

                                 Years ended April 30,
                                  1997        1996
Losses (recoveries)..........   $111,386   $ (44,802)

The Company has issued various representations and warranties associated with whole loan and bulk servicing sales which are standard in the industry. These representations and warranties may require the Company to repurchase defective loans as defined per the applicable servicing and sales agreements. The Company experienced no significant losses during the years ended April 30, 1997 and 1996 with respect to these representations and warranties.

The Company carried fidelity bond coverage of $ 950,000 and errors or omission coverage of $950,000 as of April 30, 1997.

5. OWNED MORTGAGE SERVICING RIGHTS

ORIGINATED MORTGAGE SERVICING RIGHTS

The Company's policy during the fiscal years ended April 30, 1997 and 1996 has been to sell all servicing originated in those years. Generally, servicing rights that have been capitalized as originated mortgage servicing rights (OMSR) are sold within thirty to ninety days of origination and capitalization. Since each servicing right is generally retained in inventory for less than one fiscal quarter, the Company does not calculate or record amortization on these assets. For the same reason, a distinct market valuation allowance account has not been established for the assets. However, the assets are reported at each balance sheet date at management's estimate of the current prevailing market value, based on information available from independent brokers and recent sales of servicing rights. The outstanding balance in the OMSR account was $332,336 at April 30, 1997.

PURCHASED MORTGAGE SERVICING RIGHTS

During  the  year  ended  April 30, 1997, the Company  purchased  servicing rights for mortgages with a principal balance of $49.7 million. The activity in this account for the years ended April 30, 1997 was as follows:

                                            1997
                                           -------
Beginning Balance, May 1
    Purchases............................  $286,263
    Sales................................      -
    Amortization.........................   (39,581)
                                           ---------
Ending Balance, April 30                   $246,682
                                           =========

The Company amortizes PMSR's over four years, using a declining balance method at a rate approximates the rate of its working capital/PMSR borrowing facilities.

6. FURNITURE, FIXTURES AND EQUIPMENT

The total net book value of furniture, fixtures and equipment at April 30, 1997 was comprised of the following:

Cost:
    Furniture and fixtures...................  $   493,317
    Computer equipment.......................    1,211,872
    Office equipment.........................      215,480
    Video conferencing equipment.............      374,954
    Leasehold improvements...................      183,953
    Capitalized software costs...............      329,938
                                              -------------
        Total cost...........................    2,809,514
Less: Accumulated Depreciation...............   (1,712,848)
                                              -------------
Furniture, Fixture and equipment, Net........ $  1,096,666
                                              ============

7. LOSS ON SALES OF MORTGAGE LOANS

Loss on sale of mortgage loans for the years ended April 30, 1997 and 1996 consisted of the following:

                                                   1997        1996
                                              -----------   ------------
Loan origination fees, net..................  $   999,143   $ 1,492,612
Direct loan origination costs...............   (1,231,224)   (1,557,187)
Investor discounts..........................   (1,773,133)   (2,364,484)
Servicing rights capitalized, net...........      176,414     1,054,538
Commitment fees and hedging activities, net.      (42,356)      (42,356)
Other.......................................      (13,901)     (131,782)
                                              ------------   -----------
    Total...................................  $(1,885,057)  $ (1,548,659)
                                              ============  =============

8. DEBT

The Company's warehouse borrowings as of April 30, 1997 were approximately $9.5 million less than at April 30, 1996. The reduction is directly attributable to the approximate $11.3 million decrease in Accounts Receivable from Sales of Mortgage Loans and Servicing Rights, and Mortgage Loans Held for Sale, as the warehouse line of credit is the financing source for these investments. The outstanding balance on the revolving line of credit was reduced from $800,000 at April 30, 1996 to $100,000 at April 30, 1997. During the year ended April 30, 1997, all 1997 borrowings on the line were repaid, and an additional $700,000 payment was made pursuant to the sale of servicing assets which had been pledged as collateral for the line of credit.

On December 31, 1996, in conjunction with the reverse acquisition of MMI by FHC, and the acquisition of PAMN, the Company acquired capitalized leases related to PAMN operations in the amount of $169,247. The Company also acquired convertible debt and notes payable related to pre-acquisition operations of FHC for approximately $1,240,000. Of this amount, approximately $1,170,000 was retired through the issuance of 2,373,000 shares of FHC common stock, and a cash payment of $50,000.

The following table and comments present summary information regarding the Company's debt as of April 30, 1997:

                                    Balance at      Interest
Facility                              April     30,     1997           Rate
Terms
--------------------------------  --------------  --------------   --------
-----------
REVOLVING/CURRENT
Warehouse line of credit           $ 10,209,197   Fed Funds Rate   Expires
   ($10  million comitted, $25                      plus variable    August
31, 1997
  million uncommitted gestation)                  spread
Revolving line of credit                100,000   Prime plus       Expires
   ($1  million committed)                          0.0625%          August
31, 1997
                                   ------------
Total revolving/current debt       $ 10,309,197
                                   ------------
LONG TERM
Note payable                       $    729,167   Prime plus       Due
($1  million  original note)                        0.0625%           April
30, 2000
Capitalized leases                      288,745                    All  are
36 months,
                                   ------------                    expiring
between Mar
                                                                   1999 and
Feb 2000
Total long term debt               $  1,017,912
                                   ------------
Total debt                         $ 11,327,109
                                   ============

Principal payments on long-term debt outstanding at April 30, 1997 for the five years ending April 30, 1997 are as follows:

                                                   Capitalized   Total
Year                                 Note Payable     Leases    Payments
                                      -----------  -----------  ---------
1998                                   $250,000      $145,264   $  395,264
1999                                    250,000       133,434      383,434
2000                                    229,167        36,027      265,194
2001                                       -             -            -
2002                                       -             -            -
                                      -----------  -----------  ----------
Total Payments                         $729,167      $314,725   $1,043,892
Less interest on capitalized leases        -          (25,980)     (25,980)
                                      -----------  -----------  ----------
Total principal payments               $729,167      $288,745   $1,017,912
                                      ===========  ===========  ===========

COLLATERAL

The warehouse line of credit, the revolving line of credit and the note payable are with the same lender. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and the personal guarantees of the former MMI shareholders. These facilities were granted to MMI prior to the December 31, 1996 acquisition.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS

The Borrowing Agreements (Agreements) for the warehouse line of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principals, current ratio and tangible net worth leverage ration requirements. Should an event of default occur, as defined in the Agreement, outstanding principal and interest on all three of the Company's credit facilities technically would be due on demand.

As of April 30, 1997, the Company was in default of three of its debt covenants. The violations were related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. The legal acquisition of MMI by FHC on December 31, 1996 created an additional breach of the terms of the Agreement.

The lender has been formally notified of all debt covenant violations and, to date, has continued to provide necessary funding to the Company without disruption. Subsequent to April 30, 1997, the lender issued a formal waiver of all then existing breaches and covenant violations on the condition that FC issue a parent company guarantee of MMI's borrowings, and that the expiration date of the Agreements be accelerated to August 31, 1997 from December 31, 1997.

The Company is in the process of negotiating new Borrowing Agreements with the lender, and has no reason to believe that negotiations will not be successful. However, no assurances can be given that the Agreements will be renewed.

9. LIABILITIES SUBJECT TO COMPROMISE

Prior  to  the December 31, 1996 acquisition, FHC had incurred $968,736  of unsecured  trade creditor payables.  The Company had settled a majority  of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of FHC common stock. The balance of liabilities subject to compromise was $474,479 at April 30, 1997. The reduction of this liability gave rise to extraordinary gain of $312,090 for the year April 30, 1997.

10. COMMITMENTS AND CONTINGENCIES

DEBT COVENANTS

As discussed in Note 8, at April 30, 1997, the Company was in violation of three of its debt covenants related to its warehouse line of credit, its note payable and its revolving line of credit. The violations are related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. Additionally, the acquisition of MMI by Finet created a breach of the terms of these borrowing activities as of December 31, 1996. The lender was notified and, to date, has not restricted the Company's borrowing ability. The warehouse line of credit and the revolving line of credit agreements expire on August 31, 1997. The Company is in the process of negotiating new agreements with the lender, and has no reason to believe the negotiations will not be successful. However, no assurances can be given that the credit facilities will be renewed.

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $12.5 million as of April 30, 1997.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates which were committed to the borrower, amounted to $17.5 million as of April 30, 1997. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

LEASES

The Company leases its facilities and certain equipment under noncancelable
operating  leases.   As  of April 30, 1997, future  minimum  annual  rental
payments and related sublease receipts under these leases are as follows:

                                 Lease      Sublease    Net Lease
Year ending April 30:            Expense     Income      Expense
---------------------          ----------   ---------   ----------
  1998.......................  $  395,485   $  25,482   $  370,003
  1999.......................     316,653           0      316,653
  2000.......................     313,173           0      313,173
  2001.......................     234,335           0      234,335
                               ----------    --------   ----------
    Total....................  $1,259,646   $  25,482   $1,234,164
                               ==========   =========   ==========

Rental  expense  amounted to $372,671 in fiscal year  1997.   There  is  no
sublease rental income expected beyond 1998.

GUARANTEES

Subsequent to fiscal year end April 30, 1997, Finet issued a corporate guarantee to Residential Funding Corporation on behalf of its subsidiary,MMI. This guarantee is for a $10 million committed warehouse line of credit, a $25 million uncommitted gestation line of credit, a $1 million term loan of with a remaining unpaid balance of $729,167, and a $1 million revolving line of credit with a remaining balance of $100,000 at April 30, 1997.

CONTINGENCIES

Certain claims arising in the ordinary course of business had been filed against the Company. One claim by two previous stockholders of MMI had sought recession of prior contracts for the sale of the plaintiff's stock to MMI's stockholders to restore them to their former status as minority stockholders of MMI. This claim was settled during the fiscal year ended April 30, 1997. The settlement amount may not be disclosed as a condition of the settlement agreement, however said settlement did not have a material adverse effect on the Company's financial position.

Additionally, there were claims brought by past employees based on various causes of action related to Finet's employment practices. All such actions were dismissed with no liability to the Company subsequent to fiscal year end April 30, 1997.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts disclosed in the following paragraph.

The estimated fair values of the Company's financial instruments at April 30, 1997 are as follows:

                                                 Carrying        Estimated
                                                     Amount            Fair
Value)
--------------------------------------------  ---------------   -----------
Assets:
     Cash                                           $      603,296        $
603,296
  Receivables from sales of mortgage loans
        and    loan    servicing    rights                        3,453,199
3,453,199
     Mortgages    loans   held   for    sale                      7,268,877
7,268,877
  Mortgage loan servicing advances and
          other      receivables                                    644,072
644,072
      Owned     servicing     rights                                579,018
579,018

Liabilities:
        Warehouse      borrowings                                10,209,197
10,209,197
      Revolving    line    of    credit                             100,000
100,000
     Note    payable    and   capitalized   leases                1,017,912
1,017,912

                                                        Contract         or
Unrealized
                                                 Notional            Gain
                                                  Amount            (Loss)
Off-balance-sheet financial instruments:
      Loan    commitments    to    fund                          17,474,851
77,092
      Loan    commitments    to    sell                          12,500,000
(97,261)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

CASH, RECEIVABLES FROM SALES OF MORTGAGE LOANS AND LOAN SERVICING RIGHTS, MORTGAGE LOANS HELD FOR SALE, MORTGAGE LOAN SERVICING ADVANES AND OTHER RECEIVABLES, WAREHOUSE BORROWINGS AND NOTE PAYABLE AND LINE OF CREDIT

The carrying value is considered to be a reasonable estimate of fair value,
based   on  interest  rates  of  similar  financial  instruments   in   the
marketplace.

MORTGAGE SERVICING RIGHTS

The fair value is determined based on projected net cash flows (including flows from servicing offset by estimated costs of servicing), using the consensus projected prepayment levels published by several large securities dealers that approximate the characteristics of the underlying portfolios and discounted using rates of return required for financial assets with similar risk characteristics.

OWNED SERVICING RIGHTS

The fair value is determined based on projected net cash flows (including inflows from servicing offset by estimated costs of servicing), using the consensus projected prepayment levels published by several large securities dealers that approximate the characteristics of the underlying portfolios and discounted using rates of return required for financial assets with similar risk characteristics.

LOAN COMMITMENTS

The fair value of mortgage loan commitments is estimated using quoted prices at April 30, 1997. The fair value of commitments to sell can be estimated by the amount the Company would receive or pay to terminate the forward delivery contract at the reporting date based upon market prices for similar financial instruments. The fair value of commitments to fund can be estimated by comparing the Company's cost to acquire mortgages to the current prices for similar mortgages, taking into account the terms of the commitment and the creditworthiness of the counterparts.

The Company does not acquire or issue derivative financial instruments.

12. STOCKHOLDERS' EQUITY

The Company is authorized to issue 30,000,000 shares of Common Stock, par value $.01 per share, and 100,000 shares of Preferred Stock, par value $.01 per share. An increase in the number of shares authorized from 20,000,000 to 30,000,000 was approved by shareholders in January, 1995 as part of the plan of recapitalization. As of April 30, 1997, the Company had outstanding 28,754,280 shares of Common Stock. In January, 1997, the Board of Directors resolved to increase the number of shares authorized to 40,000,000, to which a required majority of shareholders have indicated their assent. The Company has filed this amendment with the State of Delaware.

COMMON STOCK

On March 15, 1995, Cumberland Partners, a New York partnership and then the Company's second largest shareholder, provided $800,000 of additional capital in the form of a convertible debenture secured by all the Company's assets. The debenture was convertible at $1.25 per share into 640,000 shares of the Company's common stock at the option of Cumberland. If not converted, all outstanding principal and accrued interest was due and payable on June 30, 1996, with interest at ten percent (10%) per annum payable semiannually on the last day of August, 1995 and February, 1996.

As part of that transaction, the Company granted to Cumberland the Series B warrants to acquire 6 million shares for $0.03 per share. These warrants vested in inverse proportion to the Company's financial performance through June 30, 1996. After July 1995, the Company's operations did not enable it to meet or cure defaults on the convertible debenture, resulting in the full vesting of the Series B warrants. On November 2, 1995, Cumberland exercised all 6 million Series B warrants for an exercise price of $180,000, increasing Cumberland's total holdings of the Company's stock to 7,000,000 shares, 53.6% of shares then outstanding.

As part of the Company's recapitalization plan approved by shareholders in January, 1996 and subject to its completion, Cumberland agreed to resell the 6 million shares acquired with the Series B warrants to the Company for $180,000 and to convert its debenture and all accrued interest to shares. In early 1997, the Company repurchased the shares and issued 1,850,000 shares of its common stock to Cumberland as consideration for the principal and interest then due on the convertible debenture.

During fiscal year 1997, four private placements resulted in stock subscriptions totalling $8.1 million to acquire 11,991,250 shares of the Company's common stock. Of these subscriptions, $4.2 million were received by April 30, 1997, with the remainder received shortly thereafter, for net cash receipts of $7.35 million, as summarized below. As part of these offerings, a total of 4,843,125 investor warrants and 859,125 placement agent warrants were granted, as indicated in the warrant table below.

Offering         Shares      $/share            Subscription
---------------  ----------  -------            ------------
December, 1996    7,000,000  $  0.50            $  3,500,000
March, 1997       1,000,000     0.60                 600,000
April/May, 1997   3,991,250     1.00               3,991,250
                 ---------                       ------------
Totals           11,991,250                        8,091,250
Less Fees, Commissions & Expenses                   (738,242)
Total offerings                                    7,352,958
Less subscriptions receivable at April 30, 1997   (2,693,038)
                                                -------------
Total to April 30, 1997                         $  4,659,920
                                                =============
</TABLE
On  April  30, 1997, the Company had 28,754,280 shares of its common  stock issued  and outstanding.  As of April 30, 1997, the Company had outstanding subscriptions receivable  for an additional 2,991,250 shares of its  common stock.

PREFERRED STOCK

At April 30, 1997, 100,000 shares of preferred stock with a par value of $.01 were authorized and none were issued and outstanding.

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

                                     Shares under Option
                                       1997        1996
                                    ----------    --------
Outstanding, beginning of year      884,242       806,724
Granted during the year             120,000       542,158
Canceled during the year            442,043<F1>   464,640
Exercised during the year             3,167          -
                                    -------       -------
Outstanding, end of 4/30/96         559,032       884,242

Eligible for exercise, end of year  559,032       884,242

<F1>
All of the cancelled shares are the result of the 1-for-2 reverse stock split on October 21,1996.

WARRANTS

Current warrants outstanding are summarized below:


Holder                 # shares    Exercise $/sh    Expiration
---------------------  ---------   -------------    --------------
Jose Salema Garcao     3,500,000   $0.50-3.00       December, 2001
                         600,000    1.50-2.50       March, 2002
April, 1997 investors    743,125    1.50-3.50       April, 2000
Placement Agent          859,125    1.50            December, 2006
Cumberland Partners      214,781    1.50            December, 2006
Bridge lenders            17,776    1.50-3.50       April, 2000
July, 1993 investors     437,223    1.50-3.50       April, 2000
Placement Agent          131,167    4.50            November, 2003
Former employee            4,750    2.68            October, 2001
                       ---------
Total                  6,507,947

At April 30, 1997 the Company had outstanding exercisable warrants to purchase 5,490,916 shares of the Company's common stock at prices that ranged from $.50 to $4.50 per share.

ARRANGEMENTS FOR FUTURE ISSUANCE OF STOCK, OPTIONS AND WARRANTS

As of April 30, 1997, the number of shares outstanding including stock subscriptions receivable approximate 28,754,280 shares. Consequently, there would have been insufficient authorized but unissued shares remaining in the event of the exercise of all of the warrants and/or options outstanding. In order to reserve and assure an adequate number of authorized but unissued shares to accommodate warrant and option exercises, the Company recommended, its Board of Directors resolved, and a majority of shareholders have indicated their written assent to increase the number of shares authorized from 30,000,000 shares to 40,000,000 shares to provide for these requirements. The Company expects to record this amendment in the near future.

As of April 30, 1997, 5,904,791 shares of Common Stock were subject to currently exercisable options and warrants issued by the Company. The Company contemplates the future issuance of other options to certain members of management pursuant to its stock option plan.

The Company applies Accounting Principles Board Opinion. 25 and related interpretations in accounting for the Company's stock plans. Under APB 25, because the exercise price of the Company's employee stock options are equal to the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized for the activity under the stock plans. The Company intends to follow the provisions of APB 25 for future years.

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company's to provide pro forma information, and has been determined if the Company hadaccounted for its employee stock options under the fair value method of that Statement. The fair value of stock options at date of grant was estimated using the Black-Shoals Option-Pricing model. The following weighted-average assumptions were used for grants in fiscal 1997 and 1996, respectively: 0 dividend yield since the Company does not intend to pay dividends on it common stock; volatility factors of the expected market price of the Company's common stock of .50 and .50 ; risk-free interest rates of 6.509% to 6.675% based on US Government Treasury securities with maturities comparable to the related option expiration dates and expected lives equal to remaining option terms for options granted in both years. The Company's pro forma net income and earnings per share determined as if the Company had accounted for its employee stock options under Statement 123 as follows:

                                             1997        1996
                                         ----------    ---------
Estimated stock-based compensation cost..$   125,146   $    490
Net (loss) income as reported            $(3,186,265)  $226,736
Pro forma net (loss) income              $(4,179,272)  $221,837
(Loss)earnings per share as reported     $      (.24)  $    .03
Pro forma (loss) earnings per share      $      (.32)  $    .03

The effect of stock-based compensation on net income for 1997 and 1996 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1996 is not considered.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, such estimates may not be a measure of the fair value of its employee stock options.

13. INCOME TAXES

Prior to December 31, 1997 the Company had elected S Corporation status. Accordingly, prior to that date items of taxable income, credit, and tax preferences of the Corporation were primarily that responsibility of the stockholders and, as such, the Corporation was not subject to federal income taxes. The Corporation was subject to state financial corporation tax of approximately 3.9% which comprised the Company's tax provision for the fiscal year ended April 30, 1996. No provision or benefit was recorded for the fiscal year ended April 30, 1997.

Statement on Financial Accounting Standards No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance for all or a portion of deferred tax assets is established if it is more likely than not that all or some of a deferred tax asset will not be realized.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at April 30, 1997 are comprised of the following:

Deferred tax assets:
  Net operating loss carryforwards(NOL's)    $ 8,732,038
  Goodwill                                     1,232,310
  Deferred compensation                           40,901
                                             ------------
  Total deferred tax assets                   10,005,249
  Valuation allowance, net                    (9,683,557)
                                             ------------
Total deferred tax assets                        321,693
                                             ------------
Deferred tax liabilities:
  Originated mortgage servicing rights           231,607
  Property plant and equipment, net of
     accumulated depreciation                     90,086
                                              -----------
   Total deferred tax liabilities                321,693
                                              -----------
Total net deferred tax assets and liabilities $     -
                                              ===========

At April 30, 1997, the Company has U.S. federal and state NOL's of approximately $22 million which will expire beginning in the fiscal year 2004. Due to ownership changes, approximately $21 million of the U.S. federal and state NOL's are subject to restrictions. Such restrictions generally limit the Company to using a portion of the NOL's existing at the date of the ownership changes, based on the fair market values of the Company's stock immediately before the ownership changes. A significant portion of the NOL's subject to restriction, approximately $19 million, will be limited to approximately $20,000 per year until they expire in the year 2011. Accordingly, the Company has established a valuation allowance against deferred tax assets, except to the extent that future years' deductible items will offset future years' taxable items.

A summary of the Federal and State NOL's and years of expiration follows:

    2004                $2,210,062
    2005                 7,051,825
    2006                      -
    2007                 2,308,598
    2008                 1,600,301
    2009-2012            8,659,309
                        ----------
        Total          $21,830,095

14. ADDITIONAL STATEMENT OF CASH FLOW INFORMATION

The following table presents additional cash flow information for the two years ended April 30, 1997 and 1996:

                                                                       1997
1996
                                                                 ----------
--- -----------
Cash paid during the year for:
      Interest     on    line    of    credit    and    other    borrowings
1,165,472  $1,742,679
   Income taxes                                                           -
27,500
Distributions to prior shareholders:
(Reversal   of)distributions)  declared  to  prior   shareholders         $
(259,305)    647,225
Distributions               paid              to               shareholders
(40,008)   (445,710)
                                                                 ----------
---  ----------
Change       in       distributions      payable      to       shareholders
(299,313)    201,515

Assets          and          lease         obligations          capitalized
165,221        -

Common    stock    issued   for   liabilities   subject    to    compromise
115,045        -
Common     stock     issued     for    interest     and     lender     fees
259,557        -
Common          stock         in         exchange         for          debt
1,170,000        -

Assets acquired in acquisition:
Cash
50,162         -
Furniture,                fixtures               &                equipment
246,307         -
Other                                                                assets
279,702         -
Accounts        payable       and       other       accrued        expenses
(1,609,408)        -
Debt
(1,389,247)        -
Liabilities               subject               to               compromise
(968,736)        -
Accumulated                                                         deficit
3,391,220         -

15. RELATED PARTY TRANSACTIONS

LOANS TO OFFICERS

The Company has outstanding at April 30, 1997 loans to various officers as follows:

                                   Loan    Interest
Officer                 Title     Amount    Rate     Term   Collateral
-----------------     ---------  --------  -------   ----   ---------------
--
L. Daniel Rawitch     CEO        $ 73,000  8.0%      1 yr   Securities
Jan C. Hoeffel        President    12,000  Prime     1 yr   Unsecured
T.  Lee  Decker         MMI SVP      53,350  5.27%     5 yrs  2nd  Deed  of
Trust
William Dullagham     MMI SVP       6,000  8.0%      2 yrs  Securities
                                 --------
  Total Loans to Officers        $144,350
</TABLE

CONSULTING AGREEMENTS

The Company entered into a consulting agreement with James Umphryes, a greater than 5% shareholder. The contract term is 3 years beginning
January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000.

BORROWINGS

During  the  year  ended April 30, 1997 the Company  borrowed  a  total  of
$625,326  from  James Noack, President of Monument Mortgage and  a  greater than  5%  shareholder.  These borrowings were all at 8.5% with terms of  10 to 91 days.  All such borrowings were fully repaid as of April 30, 1997.

FACILITY LEASE

The  Company  leases a 3,500 suare foot storage facility from James  Noack,
President  of  Monument Mortgage and a greater than  5%  shareholder.   The
facility is utilized by the Company to store excess office furniture.   The
monthly  lease payment is $600 and the term of the lease is on a  month  to month basis.

16. EMPLOYEE BENEFIT PLAN

The  Company  adopted  a  contributory  pension  plan  (the  "Plan")  which
qualifies  under Section 401(k) of the Internal Revenue Code in 1993.   The
Plan  covers  all  employees meeting certain eligibility  requirements  and provides  for  matching employer contributions.  There was no  contribution expense for the years ended April 30, 1997 and 1996.

17. MATERIAL SUBSEQUENT EVENTS

RECEIPT OF ADDITIONAL CAPITAL

At  April 30, 1997 the Company had received subscriptions of $3,991,250 for the purchase of 3,991,250 shares of the Company's common stock at $1.00 per share  pursuant  to  its  April 1, 1997 private  placement.  Of  the  total proceeds  to be received, $1,000,000 in cash was received before April  30,
1997 and proceeds totaling $2,693,038 were received shortly after April 30,
1997.   Accordingly, the subscribed but uncollected amount is  shown  as  a
Stock  Subscription Receivable offset to Total Stockholders' Equity in  the
Company's  Consolidated Balance Sheet of April 30, 1997.  On  a  pro  forma basis,  had theremaining cash subscribed been received by April  30,  1997,
Total  Stockholders'  Equity  would  have  increased  from  $1,041,070   to
$3,734,108.

BORROWING ARRANGEMENTS

As discussed in Note 8 and 10, Residential Funding Corporation (RFC) provides MMI several borrowing arrangements to support MMI's mortgage banking activities. The change of ownership resulting from the acquisition of MMI on December 31, 1996 constituted a breach of the certain terms of these arrangements. At that time MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and subsequent to April 30, 1997 issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these agreements are expected to be renegotiated and renewed. However no assurancws can be given that the credit facilities will be renewed.

NDS SOFTWARE AGREEMENT

NDS  Software,  Inc.  (NDS), a Nevada corporation, is  a  generic  software development  company,  the creator of a Realtor  contact  manager  with  an
installed   customer  base  of  several  thousand,  and  the  operator   of
Homeseekers.com,  a  popular  Internet  site  that  gives   daily   updated
informational details on homes listed for sale by Multiple Listing Services and Boards of Realtors in a growing number of areas around the country.  On
May  29,  1997, the Company and NDS entered into an agreement  whereby  the
Company  purchased  for  $1,010,000 in the form of  $202,000  in  cash  and
202,000 shares of its common stock valued at $4.00 per share, a combination of  Internet  mortgage leads, software development services and  rights  to access and market to certain of NDS' installed customer base. The agreement terms  require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4.00 per share upon the earlier of  the Company's registration of NDS's shares or June 3, 1998, to maintain a  value  equal  to  $808,000 at that time, to a maximum additional  shares issuable of 1,414,000 shares.

REOS ACQUISITION

On June 12, 1997, the Company entered into a preliminary agreement with the shareholders of Real Estate Office Software , Inc. (REOS), a Nevada corporation, to acquire substantially all of the assets and certain of the liabilities of REOS. The consideration for this transaction is in the process of being negotiated. REOS is a software development and marketing company whose primary product is a proprietary Realtor productivity tool called Real Estate Office. Pursuant to this agreement, all former REOS employees are now employees of PTN engaged in final development of an enhanced Realtor relationship management tool called the Agent Connector which is scheduled for initial introduction in early September, 1997.


                               EXHIBIT INDEX
Exhibit     Description
Page
--------    --------------------------------------------------------------
----
EX-3.(i)    Articles of Incorporation <F1>

EX-3.(i).1  Amendment of October, 1997
57

EX-3.(i).2  Amendment of January, 1997
59

EX-3.(ii)   By-laws <F1>

EX-10.1     Term Sheet Agreement
61

EX-10.2     Revised Term Sheet Agreement
67

EX-10.3     Merger Agreement and Plan of Reorganization
73

EX-10.4     Consulting Agreement
78

EX-16      Letter on changes in certifying accountant are incorporated by reference to Exhibit 16 of Form 8-K/A filed on 4/24/97.

EX-21      Description of the subsidiaries of the registrant
81

EX-23      Consent of independent accountant
82

EX-27      Financial data schedule
83

<F1>
Restated Bylaws of Finet Holdings Corporation, July 14, 1993 are incorporated by reference pursuant to the provisions of Exchange Act Regulations 240.12b-1, 240.12b-32 and 201.24, as filed with the Commission as part of Finet Holdings Corporation's Form SB-2 Registration Statement under the Securities Act of 1933 on March 18, 1994.
