Form 10QSB
period 1997-07-31
FINET HOLDINGS CORP
filed 1997-09-15
CIK 852450

===========================================================================
                                   ====

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1997

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

                               Yes 'X'  No.

The number of shares outstanding of each of the issuer's classes of common stock was 29,006,018 shares of common stock, par value $.01, as of September 12, 1997.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet............................................
3
        July 31, 1997

      Unaudited Statements of Operations
        Three Months Ended July 31, 1997 and 1996........................
4

      Unaudited Statements of Cash Flow..................................
5
        Three Months Ended July 31, 1997 and 1996

      Notes to Unaudited Financial Statements............................
7

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................
12


                        PART II - OTHER INFORMATION

1.    Legal Proceedings..................................................
16

2.    Changes in Securities..............................................
16

4.    Submission of Matters to a Vote of Security Holders................
16

5.    Other Information..................................................
16

6.    Exhibits and Reports on Form 8-K...................................
17

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS

                        FINET HOLDINGS CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                                                                  July 31,
                                                                   1997
                                                               ------------
                                  ASSETS
Cash.........................................................  $   806,250
Accounts receivable from sales of mortgage
  loans and servicing rights.................................    9,457,199
Mortgage loan servicing advances and
  other receivables..........................................      740,589
Accounts receivable from affiliates (Note 4).................      431,787
Notes receivable.............................................       72,000
Notes receivable - officers..................................      132,350
Mortgages held for sale, net.................................    7,967,308
Mortgage servicing rights....................................      670,744
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,598,255.....................    1,020,047
Intangible assets (Note 7)...................................    1,010,000
Other assets.................................................      336,052
                                                               ------------
    Total assets.............................................  $22,644,326
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse line of credit (Note 6)............................  $16,568,596
Accounts payable.............................................      770,582
Note payable and capitalized leases (Note 6).................      918,258
Accrued expenses and other liabilities.......................      443,420
Liabilities subject to compromise............................      452,222
                                                               ------------
    Total liabilities........................................   19,153,078
                                                               ------------
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, (100,000 shares
  authorized, none issued and outstanding)...................            -
Common stock, $.01 par value, (40,000,000 shares
  authorized, 28,973,618 shares issued and outstanding)......      354,520
Paid in capital..............................................    6,646,017
Accumulated deficit..........................................   (3,509,289)
                                                               ------------
    Total stockholders' equity...............................    3,491,248
                                                               ------------
    Total liabilities and stockholders' equity..............   $22,644,326
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                          July 31,
                                                  -------------------------
-
                                                      1997          1996
                                                  ------------  -----------
-
REVENUES
Gain on sale of servicing rights.(Note 5).......  $   692,858   $   696,460
Loss on sale of mortgage loans..................      (67,906)
(104,018)
Interest income.................................      335,036       324,690
Loan servicing fees.............................      128,458       193,456
Retail broker fees..............................       30,857        17,330
Marketing leads.................................       70,579          -
Income from affilites (Note 4)..................        9,808          -
Other...........................................       23,765        16,837
                                                  ------------  -----------
-
    Total revenues..............................    1,223,455     1,144,755

EXPENSES
Compensation and employee benefits..............    1,005,571       823,981
Interest expense................................      331,585       331,119
Office..........................................      307,576       229,681
Marketing.......................................       96,263       107,571
Professional fees...............................      228,149        96,012
Depreciation and amortization...................      113,032        87,297
Occupancy.......................................       91,773        53,677
Insurance.......................................       12,507         8,829
Data processing services........................       27,737        24,908
Other...........................................       86,129        28,985
                                                  ------------  -----------
-
    Total expenses..............................    2,300,322     1,792,060
                                                  ------------  -----------
Loss before income taxes........................   (1,076,867)
(647,305)

Income tax expense..............................         -             -
                                                  ------------  -----------
-
NET LOSS........................................  $(1,076,867)  $
(647,305)
                                                  ============
============

NET LOSS PER COMMON SHARE (Note 3)..............  $      (.04)  $
(.08)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING...................................   28,936,228     8,400,000
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                               July 31,
                                                          1997
1996
                                                     ------------- --------
-----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................... $ (1,076,867) $
(647,305)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.....................      113,032
87,297
  Provision for losses on loans and real
   estate owned.....................................       (2,278)
1,065
  Loss on disposition of property, plant and
   equipment........................................       20,045
564
  Gain on sale of puchased mortgage servicing rights      (47,447)
-
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables from sales
   of mortgage loans and loan servicing rights......   (6,004,000)
1,053,822
  Mortgage loans originated.........................  (82,716,807)
(107,545,920)
  Mortgage loans sold...............................   82,020,654
111,696,527
  Decrease (increase) in originated mortgage
   servicing rights, net............................       26,629
(388,968)
  (Increase) decrease in mortgage loan servicing
   advances and other receivables...................      (96,517)
195,509
  Decrease in notes receivable......................      175,000
-
  Decrease in notes receivable - officers...........       12,000
-
  Increase in prepaids and other assets.............     (123,378)
(89,046)
  (Decrease) increase in accounts payable, accrued
   expenses and other liabilities...................     (193,229)
128,569
                                                     ------------- --------
-----
  Net cash (used) provided by operating activities     (7,893,163)
4,492,114
                                                     ------------- --------
-----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights..............     (165,445)
-
 Proceeds of sale of purchased servicing rights.....       75,331
-
 Purchase of furniture, fixtures and equipment......      (36,514)
(17,465)
 Purchase of intangible assets......................     (202,000)
-
 Advances to affiliates.............................     (431,787)
(183,934)
 Advances repaid by affiliates......................         -
5,411
                                                     ------------- --------
-----Net cash used by investing activities...............     (760,415)
(195,988)
                                                     ------------- --------
-----

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.............    2,693,038
-
  Exercise of common stock warrant..................        3,750
-
 Net (decrease) increase in warehouse borrowings....    6,359,399
(5,111,019)
 Proceeds from advances on note payable and line
  of credit.........................................         -
1,000,000
 Principal payments on note payable and line of
  credit............................................     (199,655)
(862,500)
 Proceeds from notes payable to officer.............         -
83,850
 Cash distributions to former MMI shareholders......         -
(34,000)
                                                      ------------  -------
-----
  Net cash provided (used) by financing activities       8,856,532
(4,923,669)
                                                      ------------  -------
-----
  Increase (decrease) in cash.......................       202,954
(627,543)

  Cash at beginning of period.......................       603,296
672,687
                                                      ------------- -------
------
  Cash at end of period.............................  $    806,250  $
45,144
                                                      ============
============

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of the consolidated financial statements.


                        FINET HOLDINGS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

REPORTING ENTITY

Finet Holdings Corporation ("Finet" or the "Company") acquired PreferenceAmerica Mortgage Network ("PAMN") on December 31, 1996. This acquisition is accounted for as a purchase. Finet also acquired Monument Mortgage, Inc. ("MMI") on December 31, 1996. The transaction is accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement presentation purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity.

In February, 1997, the Company established and incorporated a wholly-owned subsidiary, Property Transaction Network ("PTN"), as a software developer, systems integrator and services provider. PTN services, including access to the Company's mortgage financing services, are provided to Realtors and their customers primarily through electronic means. PTN became active in the quarter ending April 30, 1997.

BUSINESS

Finet is a consumer-oriented, technology and residential real estate services integrator and marketing company that conducts business through three wholly-owned subsidiaries: PTN, described above; PAMN, a mortgage broker conducting business through electronic connections with its customers; and MMI, a full-service prime and sub-prime mortgage lender and leader in developing advanced automated loan origination and underwriting systems. The Company also owns several inactive corporations.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998.

The consolidated financial statements of the Company include the accounts of PTN, PAMN, MMI and all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of shares outstanding during the periods. The effects of common stock equivalents have not been included because they would have been anti-dilutive during all periods reported.

4 . PENDING ACQUISITION

On June 12, 1997, the Company entered into a preliminary agreement to acquire 100% of the outstanding stock of Real Estate Office Software, Inc. ("REOS") for a purchase price of $827,296 in the form of cash, forgiveness of advances, and Finet common stock valued at $2.50 per share. REOS is a software development and marketing company whose primary product is a proprietary Realtor productivity tool called Real Estate Office.

The structure of the transaction is still under negotiation and the Company is conducting a due diligence review of REOS. In the interim, the Company and REOS have combined certain business activities. All former REOS employees are now employees of PTN and REOS is now engaged in development of an enhanced Realtor Internet connectivity and relationship management tool called the Agent Connector, which began initial introduction in September, 1997. The Company had advanced $431,787 to REOS at July 31, 1997 to support development and marketing costs for the Agent Connector and had earned revenues of $9,808 from REOS for telemarketing services to market the Agent Connector.

5.  MORTGAGE LOAN SERVICING

The Company's loan origination and servicing activity is concentrated largely within California. The Company's servicing portfolio is primarily comprised of conventional mortgage loans whose servicing rights value is not included in the accompanying balance sheet, and which had an outstanding principal balance of $193.6 million, representing 1,411 loans, at July 31, 1997. The majority of loans are securitized through FNMA and FHLMC programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $2.1 million at July 31, 1997 from the accompanying balance sheet. The Company is required to maintain separate accounting records for its escrow and custodial cash account and the related liabilities.

The Company sold servicing rights for mortgages, originated and retained in the servicing portfolio in prior fiscal years, with outstanding principal balances of $9.7 million during the three months ended July 31, 1997, compared to zero in the same period of the prior year. These sales of prior fiscal year originations resulted in a net gain of $135,268 for the three months ended July 31, 1997.

Servicing rights to mortgage loans with an unpaid principal balance of approximately $193.6 million were pledged as collateral to lenders as of July 31, 1997.

The Company has issued various representations and warranties associated with whole loan and bulk servicing sales which are standard in the industry. These representations and warranties may require the Company to repurchase defective loans as defined per the applicable servicing and sales agreements. The Company experienced no significant losses during the three months ended July 31, 1997 and 1996 with respect to these representations and warranties.

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 2.8% of the outstanding servicing portfolio balance as of July 31, 1997. The losses (recoveries) to the Company arising from the foreclosed loans and real estate owned were ($2,278) and $1,065 for the three months ended July 31, 1997 and 1996, respectively.

The Company carried fidelity bond coverage of $950,000 and errors and omission coverage of $950,000 as of July 31, 1997.

6.  DEBT

The following table and comments present summary information regarding the Company's debt as of July 31, 1997:

                                                    Interest
Facility                                      Balance                  Rate
Expires or Due
--------------------------------  --------------  --------------   --------
-----------
REVOLVING/CURRENT
Warehouse line of credit           $ 16,568,596   Fed Funds Rate    October
31, 1997
  ($10 million committed, $25                     plus variable
  million uncommitted gestation)                  spread
Revolving line of credit                   -      Prime plus        October
31, 1997
  ($1 million committed)                          0.625%
                                   ------------
Total revolving/current debt         16,568,596
                                   ------------

LONG TERM
Note  payable                            666,667   Prime  plus        April
30, 2000
($1 million original note)                        0.625%
Capitalized leases                      251,591                    1999  to
2000
                                   ------------

Total long term debt                    918,258
                                   ------------
Total debt                         $ 17,486,854
                                   ============

COLLATERAL

The warehouse line of credit, the revolving line of credit and the note payable are with the same lender. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, the personal guarantees of the former MMI shareholders, and Finet's corporate guarantee. These facilities were granted to MMI prior to the December 31, 1996 acquisition.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS

The Borrowing Agreements (Agreements) for the warehouse line of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principals, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreement, outstanding principal and interest on all three of the Company's credit facilities technically would be due on demand.

As of July 31, 1997, the Company was in default of three of its debt covenants. The violations were related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. The legal acquisition of MMI by FHC on December 31, 1996 created an additional breach of the terms of the Agreement.

The lender has been formally notified of all debt covenant violations and, to date, has continued to provide necessary funding to the Company without disruption. Subsequent to July 31, 1997, the lender issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings, and that the expiration date of the Agreements be accelerated to August 31, 1997 from December 31, 1997. On August 15, 1997, the Agreements were extended to October 31, 1997 to allow sufficient time for the lender to complete a normal review and annual renewal. The Company has no reason to believe that negotiations will not be successful; however, no assurances can be given that the Agreements will be renewed.

8. PURCHASE OF INTANGIBLE ASSETS

On May 29, 1997, the Company and NDS Software, Inc. ("NDS"), a generic software development company and operator of a nationwide multiple listing of homes for sale Internet site, entered into an agreement whereby the Company purchased for $1,010,000, in the form of $202,000 in cash and 202,000 shares of its common stock valued at $4.00 per share, a combination of Internet mortgage leads, software products, software development services, and rights to access certain of NDS' installed customer base for marketing purposes.

The common stock was issued on June 5, 1997. The agreement terms require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4.00 per share on the earlier of the Company's registration of the common shares issued to NDS or June 3, 1998, to maintain a value equal to $808,000 at the time, subject to a maximum additional shares issuable of 1,414,000 shares. The assets acquired will be amortized to expense of future periods as they are used to produce revenue.

8. COMMITMENTS AND CONTINGENCIES

DEBT COVENANTS

As discussed in Note 6, at July 31, 1997, the Company was in violation of three of its debt covenants related to its warehouse line of credit, its note payable and its revolving line of credit. The violations were related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. Additionally, the acquisition of MMI by Finet created a breach of the terms of these borrowing activities as of December 31, 1996. The lender was notified and, subsequently, the lender issued a formal waiver of all breaches and covenant violations. The warehouse line of credit and the revolving line of credit agreements expire on October 31, 1997. The Company is in the process of an annual review with the lender, and has no reason to believe renewal of the credit facilities will not be successful. However, no assurances can be given that the credit facilities will be renewed.

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $8 million as of July 31, 1997.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates that were committed to the borrower, amount to $14.7 million as of July 31, 1997. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

GUARANTEES

Subsequent to fiscal year end April 30, 1997, Finet issued to Residential Funding Corporation ("RFC") on behalf of its wholly owned subsidiary, MMI, a corporate guarantee of all MMI's borrowing agreements with RFC (See Note
6).

Under the terms of an agreement with NDS, the Company has a contingent obligation to adjust the share consideration of that agreement if the market price of the Company's common shares is not at or above $4.00 per share on the earlier of the Company's registration of NDS' shares or June 3, 1998 (See Note 8).

The Common Stock Purchase Agreement for the December 30, 1996 sale of 6 million common shares under Regulation S of the U.S. Securities Act of 1993 provides that in the event a registration of the subject shares does not become effective within 150 days of the final closing (January 15, 1997) for any reason other than matters beyond the control of the Company, the purchasers shall be granted common stock purchase warrants in an aggregate amount of 500,000 shares at $.50 per share and 500,000 shares at $1.00 per share.

9.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the periods ended July 31, 1997 and 1996:

                                                      1997          1996
                                                 -----------   -----------
Cash paid during the period for:
   Interest on line of credit and other borrowings  $  294,049     $
333,455
        Income     taxes                                                  -
-

Non-cash investing and financing activities
  Distributions (reversal of distributions
       declared)   to   former   MMI   shareholders                       -
(264,397)
       Distributions     paid                                             -
(34,000)
                                                    -----------    --------
---
           Change    in   distributions   payable                         -
(298,397)

    Common   stock   issued   for  creditor   settlements            22,257
-
  Common stock issued for purchase of
         intangible     assets                                      808,000
-

10.  SUBSEQUENT EVENTS

BORROWING ARRANGEMENTS

Subsequent to July 31, 1997, Residential Funding Corporation issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997. On August 15, 1997, the expiration date was extended to October 31, 1997 to allow sufficient time to complete an annual review and renewal. The Company has no reason to expect the credit facilities will not be renewed; however, there can be no assurance that they will be renewed (See Note 6).

STOCK OPTION PLAN AMENDMENT

On August 28, 1997, the Company's Board of Directors unanimously resolved to amend the Company's 1989 Stock Option Plan (the "Plan") to increase the number of shares of common stock subject to the Plan from 500,000 shares to 1,750,000 shares and to provide for the granting of immediately exerciseable five-year options to purchase 40,000 shares upon initial appointment of outside (non-employee) directors and, for each of the next four years of service as a director, the granting of five-year options to purchase 25,000 shares, vested at the rate of 6,250 shares per quarter. These amendments are subject to shareholder approval.

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

RESULTS OF OPERATIONS

REPORTING ENTITY

The acquisition of MMI by Finet is accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement reporting purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity. The consolidated financial statements at July 31, 1997 also include the financial statements of Finet's wholly owned subsidiaries PAMN and PTN. The Company also owns several inactive corporate entities. All material intercompany transactions and amounts have been eliminated in consolidation. All references herein to a year (e.g. 1998) refer to the fiscal year ended April 30 of that year.

BUSINESS

Finet is a consumer oriented, technology and residential real estate services integrator and marketing company that, through its wholly-owned subsidiaries, PTN, PAMN and MMI, offers to independent Realtors and mortgage brokers support services such as call center operations, video-conferencing and other related homeowner services, including the business of originating, selling and servicing wholesale and retail mortgage loans.

During the three months ended July 31, 1997, the Company's primary business activity was MMI's mortgage banking. PTN and PAMN were in a start-up phase. Therefore, during the periods ended July 31, 1997 and 1996, results of operations varied primarily with the volume of loans originated and sold. As the Company's operations are expanding and changing rapidly, the results of operations for the three month period ended July 31, 1997 are not necessarily indicative of results that can be expected in future periods.

COMPARISON OF QUARTERS ENDED JULY 31, 1997 AND 1996

The Company is currently implementing a business development plan to expand the scope of its services. The 1998 periods include costs related to this plan. The Company reported a net loss of $1.1 million for the quarter ended July 31, 1997, compared to a net loss of $647 thousand for the quarter ended July 31, 1996. The $430 thousand increase in the 1998 net loss is primarily attributable to PTN and PAMN start-up costs. Combined PTN and PAMN revenues were $28 thousand and expenses were $438 thousand, for a loss of $410 thousand from these activities during the quarter ended July 31, 1997. Primary expense category increases were $182 thousand in compensation and employee benefit expense resulting from staff increases to implement the business development plan and a related $77.9 thousand increase in office expense, a $132 thousand increase in professional fees, and an $57 thousand increase in other expense.

REVENUES

Revenues for the quarter ended July 31, 1997 increased 9% to $1.2 million from $1.1 million for the quarter ended July 31, 1996. The increase in revenues was attributable to a decrease in the loss on sale of mortgage loans and income from telemarketing services.

The total gain or (loss) on the sale of mortgages is determined by combining the Loss on Sale of Mortgage Loans with the Gain on Sale of Servicing Rights, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior fiscal years. The total gain on sale of mortgages/servicing rights (excluding bulk sales of prior year loan production) in first quarter of 1998 was $442 thousand compared to $592 thousand in the first fiscal quarter of 1997, a decrease of 25%.

Over the same time periods, total loan volume decreased 23% from $107 million in 1997 to $83 million in 1998. The margin earned on sales of mortgage loans/servicing rights declined slightly from 55 basis points in 1997 to 53 basis points in 1998.

Loan servicing fee revenues decreased 34% to $129 thousand in the quarter ended July 31, 1997 from $194 thousand in the prior year's first quarter. The decrease is a result of a 28% decline in 1998 from the 1997 average outstanding balance of loans serviced for others. The portfolio balance declined due to several bulk sales of servicing assets that occurred between July 31, 1996 and July 31, 1997.

Marketing lead sales revenue increased from zero in 1996 to $71 thousand in
1997.   The  revenue was generated by a Finet telemarketing  activity  that began operations in October, 1996.

Income from affiliates represents telemarketing services provided to Real Estate Office Software, an affiliate.

EXPENSES

Compensation and employee benefits expenses increased 21% to $1 million for the quarter ended July 31, 1997 from $824 thousand for the quarter ended July 31, 1996. The increase is due to adding personnel as the Company implemented its growth plan, as well as the impact of consolidating the operating results of Finet, MMI, PTN and PAMN for the quarter ended July 31, 1997. Prior year results are for MMI only.

Office expense increased 34% from $230 thousand in 1997 to $308 thousand in 1998, primarily due to the Company's expansion.

Professional fees increased 138% from $96 thousand in 1996 to $228 thousand in 1997. The increase is attributable primarily to the Company's acquisitions and expansion. Audit and accounting fees increased $19 thousand due to the increase in complexity arising from being a single private company during most of 1997 and being a public company with three subsidiaries in 1998. Consulting fees increased by $128 thousand in 1998, primarily due to expenses of developing and initiating technologies for the Company's business development activities.

Other expenses increased 197% from $29 thousand in 1997 to $86 thousand in 1998, due primarily to business development expenditures.

CAPITAL EXPENDITURES, LIQUIDITY AND CAPITAL RESOURCES

The Company's normal cash requirements are to meet operating expenses, including sales and marketing activities, to fund further expansion of the Company's technology related business activities, to satisfy accrued liabilities and accounts payable, and to satisfy other liabilities as they become due.

CASH FLOWS

The Company experienced an increase in cash of $203 thousand in the first quarter of 1998, compared to a decrease in cash of $628 thousand in same period in the prior year.

Cash Flow From Operations

Since MMI is curently the largest business segment in the consolidate group, the Company's cash flows are significantly affected by fluctuations in mortgage loans originated and sold during the period. While loan originations decreased from $108 million to $83 million in the first quarters of 1997 and 1998, respectively, the loans in inventory increased. This was the primary factor that contributed to a $7.9 million use of cash by operating activities in the first quarter of 1998, compared to $4.5 million of cash provided by operating activities in the first quarter of the prior year.

Cash Used for Investing Activities

After completing the acquisitions of PAMN and MMI, several equity offerings, and integrating the structure of the newly combined entities by April 30, 1997, the Company began to agressively implement its business development plans in the first quarter of 1998 by advancing $431 thousand to affiliates and purchasing $165 thousand of mortgage servicing rights, $1 million of NDS intangible assets ($202,000 in cash and $808,000 in common stock issued), and additional computer equipment. Thus, net cash used in investing activities increased from $196 thousand to $760 thousand in the first quarters of 1997 and 1998, respectively.

Cash Provided by Financing Activities

The Company experienced a $13.7 million increase in cash from financing activities, from a negative $4.9 million in 1997 to a positive $8.8 million in 1998. Due to the increase in loans in inventory in the first quarter of 1998 as compared to the same period in the prior year, warehouse line of credit borrowings increased $6.4 million in 1998, compared to a decrease of $5.1 million in 1997. The Company also received $2.7 million in cash proceeds in 1998 from stock issued, compared to zero in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $35 million warehouse borrowing facility that is capable of supporting a monthly loan funding volume of up to $60 million, given current loan sales and settlement turnaround times. The Company does not expect to exceed that level before January 1998, at which time additional warehouse lending authority can be obtained. Funded loans are immediately sold to investors in the secondary market with the proceeds used to reduce warehouse balances. The Company also maintains a $1 million working capital line of credit at competitive borrowing rates.

The Company's warehouse and working capital lines of credit are held by the same lender. At July 31, 1997, the Company was in violation of debt covenants related to the Company's tangible net worth, adjusted tangible net worth, and required minimum servicing portfolio balance. The acquisition of MMI by Finet on December 31, 1996 also created a breach of the borrowing agreements ("Agreements")

The lender was informed of all covenant violations and continued to provide funding without interruption. Subsequent to July 31, 1997, the lender issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the Agreement expiration date be accelerated from December 31, 1997 to August 31, 1997. On August 15, 1997, the Agreements were extended to October 31, 1997 to allow sufficient time for the lender to complete a normal review and annual renewal. The Company has no reason to believe that negotiations will not be successful; however, no assurances can be given that the Agreements will be renewed.

The Company mitigates its mortgage banking risks through several common industry practices. The first is to purchase and originate mortgage servicing rights ("PMSRs/OMSRs"). When the volume of loan originations declines due to the rise in interest rates, PMSRs/OMSRs increase in value and provide a predictable source of earnings and cash flow. The second is to offset unfavorable interest rate movements when funding loans by hedging the interest rate locks.

The Company's business development activities are focused on diversifying and increasing revenues from sources other than mortgage banking, including the sale of proprietary software, the provision of Internet-based real estate services, and brokering of loans to other mortgage lenders.

The Company is currently expending cash resources to support its business development activities in PTN and PAMN, as the revenues they are generating, though increasing, are currently insufficient to cover start-up and operating costs. The Company expects within this business cycle that all business units will generate revenues sufficient to cover their respective operating expenses. Management believes it has sufficient cash and short term financing alternatives to reach positive cash flow.

CAPITAL EXPENDITURES

The Company is in the process of negotiating the terms and structure of an agreement to acquire 100% of the outstnding stock of Real Estate Office Software, Inc for a purchase price of $827,296. The Company has advanced $431,387 to REOS to support development and marketing costs for the Agent Connector. The Company expects the remainder of the consideration to be in the form of common stock.

The  Company  purchased $1,010,000 in intangible assets from  NDS  Software
(NDS) for $202,000 in cash and $808,000 in common stock issued. The assets consisted of software, contract programming services, mortgage leads and marketing access to certain NDS customers.

In the third quarter of 1997, the Company implemented a Purchased Mortgage Servicing Rights ("PMSR") acquisition strategy. To date, $73 million of PMSRs have been purchased, of which $5.4 million have subsequently been resold, for a gain of $47.4 thousand. The Company plans to acquire approximately $800 million of additional PMSRs in 1998 to add to its current servicing portfolio of $193.6 million. The PMSR's may be acquired directly or through an open market auction process. Prices vary for servicing rights, however this represents a planned investment of approximately $8 million, which the Company plans to finance on a secured basis. The Company has begun discussions to arrange the financing required for these planned investments. The Company's ability to acquire this additional servicing is dependent on the servicing available on the market,the Company's success in pricing and bidding, and the ability to arrange the credit facilities to do so. Accordingly, these potential capital expenditures are not assured.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company has been involved in 22 legal proceedings, primarily as a result of unsecured creditor actions and/or judgments. These ranged in individual amounts from $929 to $101,000 and aggregated to approximately $500,000 at December 31, 1996. The Company negotiated settlements averaging 33.8% of the amount owed for the majority of these proceedings prior to December 31, 1996 and is continuing to seek resolution of the remainder.

Item 2. CHANGES IN SECURITIES

Authorized common shares were increased to 40 million from 30 million, effective August 5, 1997 (See Note 4).

The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol FNHC.

The following table sets forth the range of high, low and average closing prices per share of the Common Stock and total number of shares traded during the period since April 30, 1997.

                         MONTH'S      MONTH'S    MONTH END   MONTH'S
PERIOD:                  HIGH/ASK     LOW/BID    CLOSE/AVG   VOLUME
----------------------   ---------   --------    ---------   -------
May,1997                 $ 6.375     $ 2.500     $ 3.344     680,000
June, 1997                 3.750       2.188       3.531     250,000
July, 1997                 3.500       2.375       2.875     434,700
August, 1997               4.375       2.625       3.734     646,000
September (1st to 11th)    5.125       4.125       4.625     649,100

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On  July 27, 1997 the Company's Board of Directors resolved unanimously  to recommend  to  shareholders that the number of  shares  authorized  of  the
Company's  common  stock  be  increased from  30  million  to  40  million.
Subsequently,  a  majority of shareholders of record  approved  by  written consent a certificate of amendment of the Company's restated certificate of
incorporation  to so increase the number of common shares authorized.   The
amendment  was recorded by the Secretary of State of Delaware on August  5,
1997

Item 5.  OTHER INFORMATION

The  Company purchased intangible assets from NDS Software, Inc. on May 29,
1997  and  entered  into a pending acquisition agreement with  Real  Estate
Office Software, Inc. on June 12, 1997.

On  September 8, 1997, the Company announced the appointment of Mr.  George
Winkel, CPA,to the position of Executive Vice President and Chief Financial
Officer  of  Finet  Holdings  Corporation.  Mr.  Winkel  succeeds  Mr.  Jan
Hoeffel,  President of Finet, as the Company's Principal Financial Officer.
Mr. Paul R. Garrigues, Senior Vice President and Chief Financial Officer of
Monument Mortgage, Inc., continues in that position, but will assume different duties and responsibilities.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

On May 14, 1997, the Registrant filed an amended report on Item 2,
Acquisition of Assets, on Form 8-K/A regarding Item F, Paragraph 1 of Form
8-K filed July 16, 1997. It included the interim financial statements at October 31, 1996 and prior audited financial statements at April 30, 1996 for MMI.



                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: September 12, 1997                /s/    L. Daniel Rawitch
                                        L. Daniel Rawitch
                                          (CEO   and   Principal  Executive
Officer)



Date September 12, 1997                 /s/    George Winkel
                                        George Winkel
                                        (Principal Financial Officer)
</TEXT?
