Form 10KSB/A
period 1997-04-30
FINET HOLDINGS CORP
filed 1997-09-25
CIK 852450

===========================================================================
=======
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB/A
                             (Amendment No. 1)

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

Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes........ No....X.....

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for the fiscal year ended April 30, 1997 were $4,366,232.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 5, 1997 was $72,965,440.

The number of shares outstanding of the issuer's common stock, as of August 5, 1997 was 28,973,618.

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

                                  PART II

5     Market for Registrant's Common Equity and Related Stockholder
Matters.. 12
6     Management's Discussion and Analysis of Financial Condition
        and Results of
Operations............................................ 14
7     Financial
Statements................................................... 19
8     Changes in and Disagreements with Accountants
        on Accounting and Financial
Disclosure............................... 19

                                  PART III

9     Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange
Act.................... 20
10    Executive
Compensation................................................. 23
11    Security Ownership of Certain Beneficial Owners and
Management......... 27
12    Certain Relationships and Related
Transactions......................... 28
13    Exhibits and Reports on Form 8-
K....................................... 29

Signatures............................................................. 31

                                 APPENDIX
                              Independent                         Auditors'
Report........................................... 32
           Consolidated      Balance      Sheet      at      April      30,
1997........................... 33
      Consolidated Statements of Operations for the years ended
                    April             30,             1997              and
1996............................................... 34
      Consolidated Statements of Stockholders' Equity for the years ended
                April          30,          1997          and          1996
 .............................................. 35
      Consolidated Statements of Cash Flows for the years ended
                April          30,          1997          and          1996
 .............................................. 36
                Notes           to          Consolidated          Financial
Statements............................. 38

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES


                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Finet Holdings Corporation is a vertically integrated, technology-focused developer and provider of Internet and computer based residential real estate services that offers all the elements essential to shop for a home, shop for a loan, and close the transaction. Finet Holdings Corporation is a systems and services integrator and marketer with a corporate mission of providing faster, easier, lower cost homeownership. Its prior activities and management, which focused solely on originating loans as a mortgage broker, were restructured and repositioned in 1996 to encompass the entire home acquisition and financing process and add additional revenue sources. This new integrated business approach is structured to take advantage of numerous opportunities presented by a highly fragmented industry and current electronic communication and data handling trends that are transforming an outdated and unnecessarily tedious home acquisition and financing process.

All references to the "Company" or "Finet" herein shall mean Finet Holdings Corporation and its wholly owned subsidiaries unless the context otherwise indicates. The Company's executive offices are located at 3021 Citrus Circle, Walnut Creek, California 94598, and its telephone number is (510) 988-6550.

COMPANY HISTORIES

This report includes detailed information about Finet, the Registrant, and, Monument Mortgage Inc. ("MMI") since, as a result of a December 1996 reverse acquisition between the two companies, MMI is deemed to be the reporting entity for accounting purposes. In December 1996, the Company also acquired PreferenceAmerica Mortgage Network ("PAMN"), a company affiliated with MMI.

Finet Holdings Corporation was founded in 1988 as William and Clarissa, Inc. ("W&C"). In 1991, W&C was reorganized, its unrelated prior business was discontinued, and all the outstanding stock of FINEX , a privately owned mortgage brokerage business, was acquired. In l992, the Company changed its name to Finet Holdings Corporation.

Thereafter, the Company operated as a single service business offering mortgage broker services but was not profitable. Until 1995, the Company pursued the strategy of developing a national loan distribution network by converting existing mortgage brokers into mortgage broker franchisees under the Finet name. This narrowly focused strategy failed to license any franchises or to integrate the emerging technologies that impact the traditional process of buying a home.

In 1994 and 1995, losses were exacerbated by rapidly rising interest rates, declining loan originations and resignations of the Company's founder/Chairman and CEO. In early 1996, the Company adopted a voluntary recapitalization that included negotiated settlements with creditors, conversion of certain liabilities to equity and the raising of additional equity capital through private placements of its common shares. (See Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A")) During that year the Company was operationally dormant and repositioned its strategy toward a one-stop shopping enterprise by creating the means to electronically connect prospective home buyers with a full spectrum of homeowner service vendors. A significant part of the Company's recapitalization plan was completed in December 1996 when it raised $3.5 million in new equity capital and acquired MMI, a private mortgage banking company, and PAMN, a private mortgage broker.

MMI, a California corporation, was founded as an independent mortgage banker in April 1987 by James W. Noack and two other minority investors with an initial capitalization of $750,000. Until its acquisition by Finet, MMI operated as a private S corporation. Using approvals from the Federal Home Loan Mortgage Corporation ("FHLMC"), the U.S. Department of Housing and Urban Development ("HUD") and several other investors, operations began in a single retail loan production office in Walnut Creek, CA. The company sold all originated loans with the loan servicing rights either retained or released. In its first year of operations, one of the highest interest rate environments in history, $60 million in loans were originated for an operating loss of $327,000.

Over the next five fiscal years, MMI's business activity and profits increased. Between fiscal 1989 to 1993, annual loan fundings grew to $844 million and annual profit increased to $2.8 million. Business development focus shifted from retail to wholesale lending operations, three full-service wholesale branches were opened, and retained loan servicing rights grew to $760 million. The ability to retain servicing was a key component in building an annuity and off balance sheet asset that could sustain operations during down market cycles. Loan products offered were limited to a few popular FHLMC programs while very conservative underwriting ensured a low risk, high quality portfolio of loans. This strategy resulted in a loan servicing portfolio with historical delinquency ratios less than half industry averages.

During fiscal year ended April 30, 1994, rapid increases in interest rates resulted in a 40% decline in mortgage lending nationally. MMI maintained an $842 million funding level, but increased competition and shrinking margins resulted in operating losses which were offset by the sale of $140 million in servicing to generate a profit of $210,000.

As the down market cycle continued into fiscal 1995, all branches were closed, operations were consolidated at the headquarters location, staffing was reduced from 150 to 50, salaries were reduced, and an aggressive effort was begun to leverage its technology expertise to further reduce costs and support expansion of the Company's products and market presence. Recognized as a mortgage industry technology leader, the Company was invited to participate in the development of Federal National Mortgage Association ("FNMA") and FHLMC automated underwriting systems and is now one of the most active users of these systems. These actions, and the sale of $156 million of servicing rights, produced a profit of $237,000.

During fiscal 1996, MMI's management concluded that traditional wholesale distribution channels alone would not sustain prolonged profitable growth for the company. Accordingly, management formed PAMN to establish technology based, lower cost methods for the delivery of loan products to higher margin retail loan customers. PAMN commenced operations in February 1996 and, a year later, it acquired the rights to the name, concept and logo of Property Transaction Network ("PTN"), a software developer and systems integrator, to expand its technology based delivery systems.

MMI's management also concluded that the creation of a technology based, vertically integrated lending operation would require additional capital. This conclusion led to the decision to merge MMI and PAMN with Finet. Letters of intent for the mergers were signed in May 1996 and the transactions were completed in December 1996.

In January 1997, subsequent to the mergers of Finet, MMI and PAMN, the Company was a substantially different organization with a new charter and strategy, as well as a new management team and Board of Directors. In management's opinion, Finet's three new operating subsidiaries, PTN, PAMN and MMI, form an integrated, interdependent, synergistic trio. PTN's deployment of advanced technology real estate services delivery systems, MMI's ability to place conforming loans quickly and efficiently, and PAMN's ability to broker remaining loans to other lenders comprise a more comprehensive homeowner services offering than heretofore available.

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

These acquisitions and technologies enabled the Company to evolve into a consumer oriented, one-stop shopping, real estate services organization offering faster, easier, and lower cost methods of home ownership. Additionally, the Company has formed strategic partnerships with Homeseekers.com, a publicly-held Internet provider of national listings of homes for sale, and with Help-U-Sell, a large, multi-location Realtor network. The Company now employs the latest advances in computer and electronic communications technology to address the entire home acquisition and financing process, including Internet video-conferencing, FNMA's and FHLMC's automated artificial intelligence underwriting systems, and a number of internally developed proprietary computer programs. Thus, it is positioned as both a vendor-neutral technology and Realtor services firm that is also a mortgage financing vendor.

THE HOMEOWNERSHIP BUSINESS

The real estate business and home buying process, taken as a single industry, can be described as large, fragmented, antiquated, with many nonstandardized processes and on the verge of a major restructuring. Technology, principally data processing and communications technology, is beginning to revolutionize the industry.

The real estate industry, including development, construction, sales, financing, repair and maintenance, is one of the country's largest industries. Nevertheless, the real estate industry remains essentially a local business and not a national or regional business, with rare exceptions. Both the population and the percentage of homeowners are expected to gradually rise through the end of the century. At any given time, two of every three American households are homeowners, but over time, nine out of ten will own a home. The average price of the 66.86 million U.S. housing units continues to grow, up 4.2% to $166,900 in the twelve months ended March 1997, of which 5.64 million homes changed owners in 1996. The total of residential loans outstanding and the annual volume of new loans in the U.S. are second in size only to the Federal government's national debt and annual borrowing. Since 1990, annual loan demand for home purchase has been relatively flat at approximately $340 billion, while fluctuating interest rates have caused refinancing demand to vary from $90 to $770 billion annually. This equates to an average of over 10 million new loans annually requiring a flow of funds that can exceed $1.0 trillion dollars annually.

Unlike many industries, change in the real estate market has been neither significant nor rapid. To the contrary, it has been incremental and slow, especially in the sales and financing sectors. Such gradual changes include the source of funds, the emergence of mortgage brokers, and a trend toward consolidation.

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

The real estate services industry is highly fragmented. There are well over one million licensed Realtors and approximately ten million independent real estate service providers (appraisal, financing, title search and verification, escrow, inspections of various natures, warranty, moving, repair, maintenance, improvement and insurance, etc.). Composed primarily of small, private firms, few firms in this industry have a meaningful market share. The vast majority of such businesses are resident in the local community. The typical mortgage broker proprietorship, of which at the peak of the 1993 refinance boom there were over 40,000 nationally, has an average of 5 loan agents. In 1996, there were 690,000 members of the National Association of Realtors (NAR), down 100,000 from the prior year. Norwest and Countrywide Funding Corporation, the two largest independent mortgage firms, each have less than 5% of the estimated market.

Until very recently, this diverse and dispersed group of small independent service businesses had no easy or inexpensive means by which to communicate. They relied upon traditional means such as mail, courier, and fax, which are slow, expensive and paper intensive. Each real estate transaction requires the fee-based services of up to ten independent providers, each of which does its own marketing. This sales and marketing duplication results in an expensive, antiquated process the high cost of which is born by the home buyer. Purchasing a home remains a paper intensive, frustrating, costly and lengthy process.

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

The first electronic data interchange standards were introduced into the mortgage industry in 1995. Their adoption is expected to have a major impact on the entire home buying process, and will benefit both home buyers and sellers. All signs point to the industry being transformed from its historical network of local, sole proprietorships offering a single, and typically expensive service, to larger, well financed corporations offering integrated, increasingly electronic services. These may be regional or national in scope, but will offer multi-services at a cost point well below the cost of traditional methods.

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

The Company now consists of three inter-related core businesses staged to offer multiple doorways for customers to access homeownership services, including its proprietary funding engines, so as to be able to contact and capture customers at every stage in the process leading to homeownership:
(1) Property Transaction Network which incorporates Mortgage Marketing Concepts, (2) PreferenceAmerica Mortgage Network, and (3) Monument Mortgage, Inc. which incorporates Monument Acceptance Corporation.

TECHNOLOGY SERVICES

Property Transaction Network, a new subsidiary, houses the Company's major technology thrust. A software developer and systems integrator, it will provide monthly fee-based electronic connectivity services to Realtors who acquire the Agent Connector, a proprietary, multi-dimensional connectivity program, which operates in a vendor-neutral environment on a Realtor's camera equipped laptop computer. This multi-level service package offers increasingly more capabilities to more active Realtors, including: connectivity to a virtual electronic office, automated personal Web pages, unlimited email, multi-media connectivity to customers and the Company, Client Info Centers (private transaction Web site status pages password accessible by customers through the Internet), contact and relationship management tools, training and marketing support services, the ability to take prospective home buyers on electronic property tours, and access to various types of prospective homebuyer leads downloaded electronically from the Internet.

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

PTN introduces and demonstrates these state-of-the-art technology capabilities and services to the real estate industry through its ongoing "Seminars in Excellence" around the country, at which Realtors can enroll as a PTN member and purchase or lease a system for their personal use. In seminars to date, advance reservations for the Agent Connector software system, scheduled for initial distribution to PTN members in early September, 1997 have exceeded historical results. Additionally, approximately 80 experienced San Francisco Bay Area Realtors have agreed to become PTN members.

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

RETAIL LOAN SERVICES

PAMN is a mortgage broker and the Company's primary retail sales operation. It operates in call centers that take telephone, fax, videoconference and Internet calls from individuals, PTN Realtors, and the offices of large Realtor organizations with whom its Proprietary Branch Systems Division has support agreements and, as appropriate, directs the resulting transactions to the many mortgage lenders with which it has brokerage relationships; other homeownership service providers; and its sister companies MMI and MAC, described below.

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

LENDING SERVICES

MMI is an independent mortgage banker and loan seller/servicer. It develops loan programs, offers loan rates in competition with other residential real estate lenders. It also purchases, sells and manages loan servicing portfolios. It currently is the Company's largest business unit and source of revenues, which are primarily from the sale of loans in the secondary mortgage market and from the servicing and sale of originated and purchased loan servicing rights. MMI operates in 17 states and is the largest user of FNMA's DO/DU system in the western United States. To date, over 1,000 loans have been originated through MMI with this system. The Company continues to introduce and train brokers on this system, with over 200 brokers now capable of using it. The number of DO/DU loan submissions is increasing steadily.

MMI markets its capabilities through a network of wholesale relationships with hundreds of traditional mortgage brokers, plus correspondent relationships with certain more capable brokers who perform more services for higher fees, as well as serving as a major funding engine for loans originated through PAMN net branches and call centers.

Monument Acceptance Corporation ("MAC") is a new sub prime, alternative lending division of MMI specializing in placing loans for borrowers with impaired credit. As MMI deals only in prime A paper loans to borrowers who meet specified minimum financial and credit standards, MAC focuses on the 30% or more of borrowers with sub prime A-, B, C, or D rated credit. While more difficult and time consuming to package and close, these loans generate much higher revenues.

By having a full spectrum of loan placement capability through both its internal funding engines as well as by brokering loans to other lenders, the Company is positioned to have a competitive solution for the widest range of qualified borrowers.

COMPETITION

The traditional mortgage banking and broker businesses are mature and thus highly competitive. Although Finet provides both services, a major area of its anticipated growth lies elsewhere, more specifically in the development, introduction and use of advanced technology to provide a broader basis of contact with Realtors and borrowers. The Company has acquired and employed computer and communications technology to develop systems that permit it to offer a proprietary product and service. Finet pioneered the PTN's unique bundle of capabilities.

There are several companies that use an earlier video-conferencing technology that has since been discarded by the Company. To date, these systems have been proprietary, single or few lender-based systems and, in the Company's opinion, have had relatively low utilization as a result. Although some mortgage companies offer various Internet loan related services, Finet is unaware of any other competitor employing a comprehensive strategy or system similar to PTN. However there can be no assurance that competitors, some of whom currently offer one or more competitive capabilities or services, will not seek to develop advanced integrated Realtor connectivity systems similar to the Company's.

Since Finet provides both mortgage banking and mortgage broker services it accordingly competes with traditional firms offering similar services, including banks, savings and loans, other mortgage bankers, and institutional lenders. This is a highly competitive arena in which many firms are larger and have more current loan volume and financial resources than the Company.

DISTRIBUTION METHODS

Since entering the mortgage business in 1991, the Company's distribution method has gone through several evolutions. Initially, as a mortgage broker, Finex's mobile laptop-equipped loan agents serviced Realtor offices from a centralized processing center. The Company is currently utilizing an updated version of that original approach, offering laptop-equipped Realtors and their customers mortgage brokering and mortgage banking services using Internet, virtual office, automated underwriting, video-conferencing and other connectivity and processing technologies from centralized support centers.

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

As a lender, because borrower misrepresentation or inaccuracy was later determined, MMI on occasion has been required to repurchase a loan from the institutional investor to whom it sold the loan. Normally, MMI has been able to resell the loan to another investor or to otherwise resolve the matter without material financial consequences. As interest rates rise and the economy declines, the rate of mortgage loan foreclosures tends to rise. As a result, MMI occasionally is required to hold residential real estate in inventory until it can be resold. Normally, such sales are for more than the outstanding loan balance, however there can be no assurance that such transactions will not have a material adverse effect on the Company's operations. In the fiscal year ended April 30, 1997, the Company's foreclosure related expense was $153,000.

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

GOVERNMENT REGULATION

The Company's mortgage broker/banker operations are subject to extensive regulation by federal and state authorities. HUD regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning credit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action law suits, and administrative enforcement actions.

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

In California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate ("DRE"). Certain of MMI's mortgage banking activities fall under the jurisdiction of the California Department of Corporations ("DOC"). Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the DRE. The Company and its affiliates will also be required to be licensed in accordance with the differing requirements of the various states in which offices or operations are established.

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

                        ITEM 3.  LEGAL PROCEEDINGS

As a result of its continuing operating losses and lack of working capital during 1995, the Company developed past due accounts payable from approximately 150 unsecured trade creditors, with the result that the Company became involved in 22 legal proceedings, primarily unsecured creditor actions and/or judgments. These ranged in individual amount from $930 to $101,000 and aggregated to approximately $500,000. As of April 30, 1997, the Company had settled a majority of these proceedings and subsequently has settled several more. The Company expects to settle the remainder in the near future under similar terms as offered to creditors that have not instituted such proceedings.

The Company has settled $494,000 of $968,000 unsecured creditor obligations existing at date of the Finet/MMI merger. Settlements were made by cash payments of $67,000 and the issuance of approximately 230,000 shares of common stock. These settlements resulted in an extraordinary gain of $312,000.

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

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 1997 the Company's Board of Directors resolved unanimously to recommend to shareholders that the number of shares authorized of the Company's common stock be increased from 30 million to 40 million. Subsequently, in late March, 1997, individual shareholders of record holding a total of 14,829,751 shares, which represented a majority (57.6%) of shares outstanding, approved by written consent a certificate of amendment of the Company's restated certificate of incorporation to so increase the number of common shares authorized. Remaining shareholders were then promptly notified by mail of the action approved.

                                  PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

The Common stock of the Company is currently quoted on the Over the Counter ("OTC") Bulletin Board under the symbol FNHC. For the past several years, there has been no established trading market for the Company's common stock. The common stock was either unpriced or periodically quoted in the pink sheets, and there was little or no trading volume. From the beginning of 1995 through August, 1996, no trading activity was reported.

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

<F1>
Prices reflect activity while trading under the symbol FTHC
<F2>
Prices reflect activity while trading under the symbol FNHC

On August 5, 1997, the last sales price for the common stock was $3.18 per share. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Common stock issued and outstanding as of April 30, 1997 was 24,763,030 shares which were held by approximately 475 stockholders, not including 3,991,250 shares subscribed but not yet issued, 6,907,947 warrants and 599,507 options.

UNREGISTERED SHARES

Pursuant to the revised requirements of Item 701 of Regulation S-B, the following is information regarding all equity securities sold during the period covered by the report that were not registered under the Securities Act.

On December 16, 1996, a non-U.S. citizen purchased 1 million common shares under Regulation D as a sale to a foreign person, and was granted 5 year warrants to purchase an additional 1 million shares at an exercise price of $1.00. The aggregate purchase price of $500,000 included conversion of $270,000 of debt into common stock.

On March 21, 1997, a non-US citizen purchased 1 million common shares under Regulation D as a sale to a foreign person for a purchase price of $600,000 and was granted 5 year warrants to purchase an additional 200,000 shares at an exercise price of $1.50 per share, 200,000 shares at an exercise price of $2.00 per share and 200,000 shares at an exercise price of $2.50 per share.

In April, 1997, a group of 28 individuals purchased 3,991,250 common shares under Regulation D for a purchase price of $3,991,250. Thirteen of these individuals were granted warrants to purchase 1,543,125 common shares at an exercise price of $1.50 to $3.50 per share which expire between 2001 and 2002.

In addition to the above sales of securities, on December 31, 1996, the Company sold six million common shares under Regulation S to a group of non-US investors for an aggregate purchase price of $3,000,000. In connection with this sale, warrants to purchase 2,500,000 common shares at exercise prices of $0.50 to $3.00 were granted to an individual who was instrumental in assisting the Company to sell five million of the shares in the placement.

Commonwealth Associates acted as placement agent for each of the above sales and received 859,125 warrants to purchase common shares at an exercise price of $1.50 per share until the year 2002. Fees, commissions and expenses of these offerings totaled $738,277.

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

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

GENERAL

Finet acquired its two major subsidiaries, Monument Mortgage, Inc. ("MMI") and PreferenceAmerica Mortgage Network ("PAMN") on December 31, 1996. The acquisition of PAMN was accounted for as a purchase; the acquisition of MMI was accounted for as a recapitalization of MMI as a result of the reverse acquisition.

Due to the requirements of such accounting, MMI is deemed to be the reporting entity although Finet is the Registrant. Accordingly, the financial statements presented for the 1997 fiscal year include twelve months of operations for MMI, and four months of operations for Finet and PAMN (from acquisition date through April 30, 1997). The prior year's financial statements are those of MMI alone. Further, the operations of the Company after January 1, 1997 have been and will continue to be materially different than prior periods. Thus, the meaningfulness of comparisons below between the fiscal years ended April 30, 1997 and 1996 may be limited and therefore may not be representative of future events.

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

REVENUES

Total revenues were affected by a broad decline in mortgage loan volume, both in the industry and in MMI. In 1997, revenues decreased $2 million (31%) to $4.4 million from $6.4 million in 1996. The decrease is primarily attributable to reduced mortgage banking activity, as the Company's start up operations did not earn significant revenues.

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

Revenue from startup telemarketing operations was $61 thousand in 1997.

EXPENSES

Primarily as a result of the costs associated with the acquisitions and funding the start up operations, total expenses increased 30% from $6.0 million in 1996 to $7.8 million in 1997. The increases were primarily in compensation expenses, marketing, and professional fees.

Compensation and employee benefits expense increased 48% from to $2.1 million in 1996 to $3.2 million in 1997, as the number of employees increased 36% from 96 as of April 30, 1996 to 131 as of April 30, 1997.

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

Professional fees increased 44% from $402 thousand in 1996 to $640 thousand in 1997. The increase is due primarily due to expenses related to the acquisitions, including legal, accounting, auditing and consulting expense.

Other expense increased from $69.7 thousand in 1996 to $681 thousand in 1997. This material increase resulted from several factors: $153 thousand attributable to various startup operating costs; $156 thousand related to increases in unrecoverable costs on foreclosed loans and sale of real estate owned; and $300 thousand related to miscellaneous expenses including settlement of the pre-acquisition litigation against MMI.

As previously discussed, in 1996 the Company negotiated settlements with a number of past due unsecured trade creditor accounts payable. Creditors owed $500 or less, or willing to reduce the amount owed to $500, were paid in cash, while larger accounts were paid a discounted amount in the form of shares of the Company's common stock. As of April 30, 1997, the Company has settled accounts totaling $494 thousand in the form of cash payments of $67 thousand and the issuance of 230 thousand shares of its common stock, for an average settlement of 33.6% of the original amount owed, resulting in an extraordinary gain of $312 thousand.

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

During fiscal year 1997, four private placements resulted in stock subscriptions totaling $8.1 million to acquire 11,991,250 shares of the Company's common stock. Of these subscriptions, $4.4 million were received by April 30, 1997, with the remainder received shortly thereafter, for net cash receipts of $7.35 million, as summarized below:

                                      Gross                     Net
Offering         Shares      $/Share  Subscription  Expenses
Consideration
---------------  ----------  -------  ------------  ----------  -----------
--
December, 1996    1,000,000  $  0.50  $    500,000  $        0  $
500,000
December, 1996    6,000,000     0.50     3,000,000     348,065
2,651,935
March, 1997       1,000,000     0.60       600,000           0
600,000
April, 1997       3,991,250     1.00     3,991,250     390,227
3,601,023
                 ----------           ------------  ----------  -----------
-
Totals           11,991,250           $  8,091,250  $  738,292
7,352,958
                 ==========           ============  ==========
Less Subscriptions receivable
(2,693,038)
                                                                -----------
-
Total                                                           $
4,659,920

============

In addition to the capital raised from this sale of the Company's common stock, warrants to purchase additional shares were issued to purchasers of the above described shares. These warrants were issued at exercise prices ranging from $0.50 per share to $3.50 per share for a total of 6,102,250 shares.

FINANCING ACTIVITIES

The Company's primary financing activities involve the use of cash to fund its residential mortgage lending activities. The Company must advance cash on a daily basis to fund newly originated loans to its borrower customers. The majority of these funds are provided through a conventional mortgage warehouse line of credit from Residential Funding Corporation ("RFC"). The Company maintains a $10 million committed warehouse facility and a $25 million uncommitted gestation facility with RFC. The warehouse and gestation borrowing facilities function as short term (less than 45 days) borrowing sources. RFC will advance up to 98% of the face amount of the loans being funded by the Company with the remaining 2% "haircut" funded by the Company. The warehouse and gestation lines bear interest at the Federal Funds rate plus a variable margin. When loans are funded, the borrowings are drawn from the warehouse line. When the loans are sold and shipped to a secondary market investor, the borrowings are transferred to the gestation line awaiting for receipt of the sale proceeds from the investor. The borrowing is secured by the underlying mortgage loans and is repaid with the proceeds from the sale of loans to secondary market investors. The current warehouse and gestation borrowing arrangements are adequate to support monthly loan originations up to $100 million. Should fundings increase to that level, the Company does not anticipate difficulty in arranging additional borrowing capacity.

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

In addition, the Company has a $1 million long term (5 years) loan agreement with RFC. This loan also carries an interest rate of Prime plus 0.625% and is repaid on a fully amortizing basis over the remaining term. As with the working capital facility, the term loan is secured by the Company's loan servicing portfolio and certain other assets. Typically, this term loan is used to fund longer term investments such as Purchased Mortgage Servicing Rights.

The change of ownership resulting from the acquisition of MMI on December 31, 1996 constituted a breach of certain terms of these arrangements. At that time, as a result of MMI's funding of startup costs prior to Finet's completion of its December, 1996 equity offerings and acquisitions, MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and, subsequent to April 30, 1997, RFC issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these agreements are expected to be renegotiated and renewed. However, there can be no assurances that the facilities will be renewed.

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

                       ITEM 7.  FINANCIAL STATEMENTS

The following are  filed in an Appendix as part of this report:


Page
-----------------------------------------------------------------------  --
--
(a)  Financial Statements

 Independent Auditors' Report..........................................  32

 Consolidated Balance Sheet at April 30, 1997..........................  33

 Consolidated Statements of Operations for the years ended
  April 30, 1997 and 1996..... ........................................  34

Consolidated Statements of Stockholders' Equity for the years ended
 April 30, 1997 and 1996 ..............................................  35

Consolidated Statements of Cash Flows for the years ended
 April 30, 1997 and 1996 ..............................................  36

Notes to Consolidated Financial Statements.............................  38


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

L. Daniel Rawitch, 38, has served as Chief Executive Officer since May, 1995 and as a Director since September, 1994. He acquired the operating rights to Residential Pacific Mortgage, Inc. (RPM) in 1989 and served as its Chief Executive Officer until it was acquired by the Company in August, 1994, at which time he became Vice Chairman of the Company and focused on marketing capabilities development. In 1988-1989 he was Vice President and San Jose Branch Manager of Pacific Coast Savings and Loan where he developed wholesale loan originations through mortgage brokers. From 1986 until it was sold to Chicago-based UCB Services, Inc. in 1989, he was co-founder and President of Data Fax Information Services, Inc., a mortgage credit reporting company. In 1985-1986 as Vice President, Bear Stearns Mortgage Capital Corporation, he led various mortgage related activities throughout the Northwestern U.S. In 1984-1985 as a Vice President of Eureka Federal Savings and Loan, he managed all secondary marketing operations. From 1982 to 1985 he was President of West Coast Lending Group, Inc., a loan production and secondary marketing organization.

Jan C. Hoeffel, 61, was a founder and President of Finex Corporation, a technology-oriented mortgage broker acquired by the Company in December, 1991, after which he served as Executive Vice President until resigning in mid-1992. He rejoined the Company in mid-1995 and became President and a
Director  in  November,  1995.   In  1992  he  incorporated  a  merchandise
advertising  and  marketing  company  providing  custom  multimedia   kiosk
platforms, and served as its President until July, 1993. Since 1988, he has been a Director and major shareholder of Typography Express, a computer-
based  national service bureau for graphic arts professionals.   He  was  a
founder   in  1989  and  first  President  of  Sweet  Factory,  a  licensed
confectionery retailer later sold privately and now a national  chain.   He
was a founder and Director of Healthworks, Ltd., an international specialty retailer acquired in 1988 by Grand Metropolitan Retailing, Ltd. In 1973, he became Vice President Marketing with Equitec Financial Group, Inc., a
start-up               financial               planning                firm
which became a $4 billion NYSE firm providing securities management and syndication services to individual and institutional investors, and later led its business development activities, both domestic and international,
until  1989.   After earning a B.A. from Ohio State University,  he  became
Naval  Aviator  and completed the US Navy Test Pilot School.   Following  4
years as a Navy test pilot, in 1967 he joined Pan American World Airways, Inc. where he became an Assistant to the Chief Pilot - Technical and Manager, Flight Operations Publications.

James W. Noack, 45, the founder and President of Monument Mortgage, Inc., became a Director in January, 1997 after it was acquired by the Company. MMI has originated over $5 billion in new loans under Mr. Noack's leadership. In 1983 he joined Wells Fargo Mortgage as Senior Vice President, Wholesale Mortgage Banking and developed eight high volume wholesale production offices throughout California. When Wells Fargo Mortgage was sold in 1985 and became IMCO Realty Services, he served on its Executive Committee and was a senior member of its Loan Committee. In 1981 as a member of the founding staff of Guarantee National Mortgage Corporation and, as Vice President of Production, he led a department which amassed a servicing portfolio of $260 million in 18 months. From 1977 to 1981, he held positions of increasing responsibility in senior loan origination, business development and loan approval positions for Oregon, Washington and Alaska for FNMA. From 1973 to 1977, he was Loan Servicing Manager with Countrywide Funding Corporation of Los Angeles, CA, the nation's largest mortgage banking firm. Mr. Noack received a B.A. from the University of California at Fullerton. He is a frequent author, speaker to industry groups and is widely recognized as an innovative leader in the application of technology to the loan industry.

Stephen J. Sogin, Ph.D., 55, has been a Director of the Company since March, 1990. From 1982 until 1995, he was a general partner of the entity that is the general partner of Montgomery Medical Ventures II, a significant Finet shareholder. From 1980 to 1982, he was an Associate at the venture capital firm of Adler and Company. Earlier he was a Research Scholar of the American Cancer Society and a Fellow of the Medical Foundation of Boston while at Brandeis University and an Assistant Professor of Biology while at the University of Houston. Dr. Sogin is the author of over 30 scientific papers on theoretical and applied microbiology and is a member of the American Society for Microbiology and the American Association for the Advancement of Science. Dr. Sogin is also a Director of Osteotech, Inc.

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

S. Lewis Meyer, 52, became a Director in January, 1997. Mr. Meyer has over 25 years of senior level management experience in the field of Computed Tomography (CT) scanning. He is President and CEO of Imatron Inc., a public, technology-based company engaged principally in Electron Beam Computed Tomography scanning, both in Imatron's Coronary Artery Scanning clinics and in Research & Development work for other firms. From 1991-1993 he was Vice President Operations with Otsuka Electronics (USA), Inc.
Between 1981-1991, he was the founding senior executive officer of 4 startups in the CT field. He held senior marketing and CT management positions with EMI Medical, Inc. from 1976-1981 and with Varian Associates from 1971-1976. Mr. Meyer received a B.S. in Physics from the University of Pacific and a M.S. and Ph.D. in Physics from Purdue University. Mr. Meyer is also a Director of BSD Medical Company.

David Purvis, 51, became a Director in July 1997. Mr. Purvis has been an independent investor and consultant and owner of Grey Fox Associates, a residential real estate development company. He serves as an expert witness in oil trading and transportation cases. From 1974-1990, he was a Partner and Managing Director, U.S. Operations of Vitol, S.A., Inc., a leading international oil trading company. In 1972-1974, he was an analyst and operations coordinator with Mobil Oil Corp. and earlier was Deputy Director of the U.S. Navy's largest Fuel Depot at Subic Bay, Philippines. Mr. Purvis received a B.A. in Economics from Amherst College, is a guest lecturer at Oxford's College of Petroleum Studies, is a member of the Smithsonian Institution's National Board and Executive Committee, and has served as a Director or Trustee of various for profit and non-profit organizations.

Paul R. Garrigues, 41, is MMI's Chief Financial Officer and Senior Vice President, Finance and a Certified Public Accountant. He has been with MMI since 1992. From 1988-1992, he was First Vice President/Assistant Director with First Nationwide Bank's Loan Division in Sacramento, CA where he managed a $24 billion servicing portfolio that included 200,000 loans in 43 states. From 1986-1988, he was Chief Financial Officer/Vice President of Financial Savings and Loan Association of San Diego, CA. He holds a B.S. in Accounting from the University of Southern California.

Lee Decker, 33, is President of PAMN and the Senior Vice President of MMI responsible for investor/lender relationships, loan pricing and secondary marketing operations. He is a member of FHLMC's, Automated Underwriting Services (AUS) and AQUARIUS software development teams and developed Loanware, MMI's PC program to electronically evaluate mortgages and submit loan applications. From 1989-1991, as Vice President of Hamilton Savings Bank, he supervised all loan servicing operations. He earned a B.A. in Economics from the University of Colorado and has a Certificate in Mortgage Banking from California State University at Hayward.

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

                        SUMMARY COMPENSATION TABLE
                   Annual Compensation       Awards            Other
                   ------------------- ----------------------  --------
Name and                     Other     Restricted  Securities  All
Principal  Fiscal            Annual    Stock       Underlying  Other
Position   Year    Salary    Comp      Awards      Options     Comp <F1>
---------  ------  --------  --------  ----------  ----------  --------
L. Daniel  1997    $ 90,664  $ 58,341      -           -       $ 35,000
Rawitch    1996      60,840    38,789      -       100,000         -
CEO        1995     100,000    20,000      -        48,000         -

Harry R.   1997        -         -         -          -            -
Kraatz     1996        -         -         -          -            -
CEO/Pres   1995 <F2> 60,000      -         -       184,320         -

Jan C.     1997      55,169    53,762      -           -         18,000
Hoeffel,   1996      47,000     1,500      -       100,000         -
President  1995        0         -         -       125,000         -

James W.   1997     116,990     8,735      -           -           -
Noack, MMI
President,
Director

Paul R.    1997     119,386    10,033      -           -           -
Garrigues,
MMI CFO

<F1>
During fiscal year 1997 prior to the acquisition of PAMN by Finet, Mr. Rawitch was employed by PAMN on a part time basis and received annual compensation of $35,000, and Mr. Hoeffel received from PAMN consulting fees of $18,000.
<F2>
Mr. Kraatz , who resigned as Chief Executive Officer and voluntarily surrendered 96,000 options on May 15, 1995, was engaged through November, 1995 to market brokerage franchises, for which no compensation was earned or paid, and his remaining 88,320 options expired unexercised in December 1995.

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

                     OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
-----------------------------------------------------------------
                              % Total    Exercise
                    Options   Options    Price     Expiration
Name                Granted   Granted    Price($/sh)     Date
-----------------   -------   --------   -----------   ----------
Stephen J. Sogin     40,000    33.3%       .50          1/2002
Jose Philipe Guedes  40,000    33.3%       .50          1/2002
S. Lewis Meyer       40,000    33.3%       .50          1/2002
                    -------   ------
                     120,000   100.0%
                    ========   ======


The period covered in the above table is from May 1, 1996 to April 30, 1997. The most recent prior annual report covered the period from January 1, 1995 to December 31, 1995. During the intervening period from January 1, 1996 to April 30, 1996, the following options were granted:

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

The Option Plan provides for grants to employees, which are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualifying options for employees, consultants and Directors of the Company. The purpose of the Plan is to encourage stock ownership by certain officers, Directors, consultants and full-time employees of the Company by giving them a greater personal interest in the success of the Company's business.

The Option Plan is administered by the Board of Directors or by a Stock Option Committee appointed by the Board. The exercise price for all options must be at least equal to the fair market value of the shares on the date of grant. Payment may be made in cash or with the Company's approval, in common stock or a combination of cash and common stock. The exercise of incentive stock options granted to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding common stock must be at least equal to 110% of fair market value on the date of grant. The Option Plan limits the amount of incentive stock options that any one employee may be granted in any calendar year in accordance with the Code's limitations. The maximum option term is ten years. The Plan also authorizes stock appreciation rights in connection with the exercise of an option.

The  Option  Plan  as modified by the Board of Directors in  January,  1997 subject to shareholder approval, provides for automatic grants of non-qualified options to outside Directors (Directors who are not full-time employees). Upon becoming a Director, each outside Director is granted a five-year, currently exercisable option for 40,000 shares at the then current fair market value and, for each of the next three years on each anniversary date of becoming a Director, is granted an additional five-year option for an additional 25,000 shares which vest at the rate of 6,250 shares per quarter, subject to continuing service as a Director. Directors may also be granted additional options at the discretion of the Board.

As of April 30, 1997 and including the 120,000 options granted to Directors in January, 1997, there were 558,874 options outstanding under the Option Plan, of which 558,478 were vested. In February, 1997, options for 3,167 shares were exercised at $.06 per share by a former employee

LIMITATIONS ON LIABILITY

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

Insofar as indemnification for liabilities arising under the Securities Acts may be permitted to Directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock at April 30, 1997: (1) by each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of common stock; (2) by each Director, Director nominee and executive officer of the Company; and (3) by all officers, Directors and Director nominees as a group. Except as otherwise indicated in the notes to this table, the holders listed below have sole voting and investment power with respect to such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named below on a given date, any security which such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                  Beneficial Ownership
-----------------------------------------------------------
               Name and Address of      ----Common stock----
               Beneficial Owner           # owned    % owned
------------   ----------------------   ----------   -------
Beneficial     Jose Salema Garcao       9,100,000 <F1>   29.9%
Owners of      Quinta de Marinha
more than 5%   Lote CT-14
of shares      2750 Cascais, Portugal
outstanding

               James A. Umphryes        3,260,000 <F2>   12.7%
               3741 Waterford Lane
               Walnut Creek, CA 94598

               Cumberland Partners      2,564,781 <F3>    9.9%
               1114 Ave of Americas
               New York, NY 10036

Directors      James W. Noack            4,315,000 <F4>  16.7%
and Officers   Jan C. Hoeffel            1,263,975 <F5>   4.9%
               L. Daniel Rawitch         1,074,934 <F6>   4.1%
               Jose Philipe Guedes         360,000 <F7>   1.4%
               Stephen J. Sogin            155,663 <F8>   0.6%
               Paul R. Garrigues           107,813 <F9>   0.4%
               David Purvis                107,500 <F10>  0.4%
               S. Lewis Meyer               40,000 <F11>  0.2%

9 Directors
and Officers
as a group                               7,424,855       28.1% 29

<F1>
Reflects 4,400,000 shares beneficially owned by him and currently exercisable warrants to acquire 4,700,000 shares.
<F2>
Reflects 3,220,000 shares beneficially owned by him, 20,000 beneficially owned by his spouse and 20,000 shares beneficially owned by his minor child.
<F3>
Reflects 2,350,000 shares beneficially owned and currently exercisable warrants to acquire 214,781 shares.

<F4>
Reflects 4,295,000 shares beneficially owned by him and 20,000 shares beneficially owned by his minor child.
<F5>
Reflects 1,037,817 shares beneficially owned by him, 917 shares beneficially owned by his spouse and currently exercisable options to acquire 225,241 shares.
<F6>
Reflects 926,934 shares beneficially owned by him and currently exercisable options to acquire 148,000 shares.
<F7>
Reflects 320,000 shares beneficially owned by him and currently exercisable options to purchase 40,000 shares granted for his services as a Director.
<F8>
Reflects 50,000 shares beneficially owned by him and currently exercisable options to purchase 105,633 shares granted for his services as a Director.
<F9>
Reflects 107,813 shares beneficially owned by him.
<F10>
Reflects 45,000 shares beneficially owned by him , currently exercisable warrants to purchase 22,500 shares and currently exercisable options to purchase 40,000 shares granted for his services as a Director.
<F11>
Reflects currently exercisable options to purchase 40,000 shares granted for his services as a Director.
 </FN

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

Pending completion of the April, 1997 offering and an increase in the Company's working capital, James Noack loaned the Company a total of $625,326 at an interest rate of 8.5%. These loans were secured by three foreclosed residential properties in inventory. The loans were retired as the properties were sold. As of April 30, 1997, all borrowings had been fully repaid.

Effective December 31, 1996 the Company issued a total of 8,400,000 shares of its common stock and a total of $1,000,000 in cash to James Noack and James Umphryes, collectively, as consideration for the acquisition of Monument Mortgage, Inc. At the same time, the Company acquired PreferenceAmerica from its shareholders, two of whom were Messrs. Noack and Umphryes, for $250,000.

The Company rents on a month-to-month basis a 3,500 square foot storage facility from James Noack for $600 per month for the storage of furniture and equipment.

During fiscal year 1997 and earlier, the Company made loans to several officers and employees. As of April 30, 1997 total loan balances of $144,350 to four individuals remained outstanding.

On December 16, 1996, Jose Maria Salema Garcao purchased 1,000,000 shares of the Company's common stock for $500,000 and was granted five year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. On December 28, 1996, he purchased 1,000,000 shares of the Company's common stock for $500,000 and was instrumental in assisting the Company to sell an additional 5,000,000 shares of its common stock for $2,500,000, for which he was granted 2,500,000 warrants at an average exercise price of $.85 per share. On March 21, 1997, he purchased 1,000,000 shares of the Company's common stock for $600,000 for which he was granted warrants to purchase 600,000 shares of the Company's at an average exercise price of $2.00 per share. In April 1997, he purchased 1,400,000 share for $1,400,000, for which he was granted warrants to purchase 600,000 shares of the Company's common stock at an average exercise price of $2.83 per share.

                ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits on page 57 are filed as part of this annual report.

                                 EXHIBITS
Exhibit   Description
--------  ---------------------------------------
EX-3(i)   Articles of Incorporation <F1>
               1.   Amendments of October, 1996
               2.   Amendments of January, 1997

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


                            REPORTS ON FORM 8-K

Date      Item  Description
--------  ----  -----------------------------------------------------------
-----
5/22/96    2    Announcement of agreement to acquire MMI and PAMN

10/10/96   5    Announcement reverse stock split and increase of authorized shares

1/16/97    5    Summarization of recapitalization plan items completed in
1996

4/10/97    4    Change in independent accountant

4/22/97    4    Amendment to 4/10/97 Form 8-K clarifying continuity of
                  independent accountant

5/9/97     4    Concurrence of MMI's former independent accountant with
4/10/97
                  Form 8-K and 4/22/97 Form 8-K/A

5/15/97    2,7  Clarification accounting basis of MMI acquisition and present
                interim and prior audited MMI financial statements


                                 SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FINET HOLDINGS CORPORATION


Date: September 24, 1997

/S/     GEORGE P. WINKEL
-----------------------------------
GEORGE P. WINKEL
PRINCIPAL FINANCIAL OFFICER


                                 APPENDIX

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103


     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders
     Finet Holdings Corporation
     Walnut Creek, CA

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

     Finet Holdings Corporation acquired Monument Mortgage, Inc. on
     December 31, 1996. As more fully discussed in Note 3 to the financial statements, the transaction is accounted for as a reverse acquisition whereby Monument Mortgage, Inc. is considered the acquiring corporation for accounting and financial statement presentation purposes and Monument
     Mortgage, Inc.'s historical financial statements are deemed to be the historical financial statements of the reporting entity.


     /s/ REUBEN E. PRICE & CO.

     REUBEN E. PRICE & CO.
     San Francisco, CA

     August 13, 1997

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              APRIL 30, 1997

                                                               ------------
                                  ASSETS
Cash.........................................................  $   603,296
Accounts receivable from sales of mortgage
  loans and servicing rights................................     3,453,199
Mortgage loan servicing advances and
  other receivables.(Note 4).................................      644,072
Notes receivable.............................................      247,000
Notes receivable from officers.(Note 16).....................      144,350
Mortgages held for sale, net.................................    7,268,877
Mortgage servicing rights (Note 5)...........................      579,018
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,712,848 (Note 6)............    1,096,666
Other assets.................................................      213,414
                                                               ------------
    Total assets.............................................  $14,249,892
                                                               ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse line of credit (Note 8)............................  $10,209,197
Accounts payable.............................................      720,916
Revolving line of credit (Note 8)............................      100,000
Note payable and capitalized leases (Note 8).................    1,017,912
Accrued expenses and other liabilities.......................      686,318
Liabilities subject to compromise (Note 9)...................      474,479
                                                               ------------
    Total liabilities........................................   13,208,822
                                                               ------------
Commitments and contingencies (Note 10)

Stockholders' equity: (Notes 12 and 18)
Preferred stock: $.01 par value (100,000 shares authorized,
  No shares outstanding)......................................  $      -
Common stock: $.01 par value, (30,000,000 shares authorized,
  24,763,030 shares issued and outstanding)..................      312,414
Common stock subscribed (3,991,250 shares)...................       39,913
Paid in capital..............................................    5,814,203
Less: Stock subscription receivable (2,991,250 shares).......   (2,693,038)
Accumulated deficit..........................................   (2,432,422)
                                                               ------------
    Total stockholders' equity...............................    1,041,070
                                                               ------------
    Total liabilities and stockholders' equity..............   $14,249,892
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                                                                1997
1996
                                                            ------------  -
-----------
REVENUE
Gain on sale of servicing rights..........................  $ 4,251,574   $
4,824,899
Loss on sale of mortgage loans (Note 7)...................   (1,885,057)
(1,548,659)
Interest income...........................................    1,110,420
1,975,388
Loan servicing fees.......................................      588,698
921,220
Retail broker fees........................................       93,997
86,409
Marketing leads...........................................       60,596
-
Other.....................................................      146,004
115,479
                                                            ------------  -
-----------
    Total revenue........................................    4,366,232
6,374,736

EXPENSES
Compensation and employee benefits........................    3,245,818
2,053,987
Interest expense..........................................    1,134,581
1,829,357
Office....................................................      854,270
758,325
Marketing.................................................      439,953
176,131
Professional fees.........................................      639,034
401,965
Depreciation and amortization.............................      436,958
398,630
Occupancy.................................................      286,550
228,836
Insurance.................................................       33,294
38,214
Data processing services..................................       94,581
80,221
Other.....................................................      681,548
69,686
                                                            ------------  -
-----------
    Total expenses........................................    7,846,587
6,035,352
                                                            ------------  -
----------
(LOSS) INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY GAIN.......................................   (3,480,355)
339,384
INCOME TAX (Note 14)......................................         -
13,220
                                                            ------------  -
-----------
NET (LOSS) INCOME BEFORE EXTRAORDINARY GAIN...............   (3,480,355)
326,164
EXTRAORDINARY GAIN ON LIABILITIES
 SUBJECT TO COMPROMISE (Note 9)...........................      312,090
-
                                                            ------------  -
-----------
NET (LOSS) INCOME     ....................................  $(3,168,265)  $
326,164
                                                            ============
============

NET (LOSS) INCOME PER SHARE BEFORE
    EXTRAORDINARY GAIN....................................  $     (0.26)  $
0.04
EXTRAORDINARY GAIN ON LIABILITIES
 SUBJECT TO COMPROMISE....................................         0.02
-
                                                            ------------  -
-----------
NET (LOSS) INCOME PER COMMON SHARE........................  $     (0.24)  $
0.04
                                                            ============
============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............   13,063,241
8,400,000
                                                            ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


Common
                                -----------Common Stock------- Capital in
Stock        Retained
                                  Shares    Amount     Sub-    Excess of
Sub-         Earnings     Total
                                                       scribed Par Value
scription    (Deficit)    Capital
                                ---------- ----------- ------- ------------
----------- ------------ -----------
Balance April 30, 1995             100,000  $ 760,000  $   -   $   350,000
$   -        $1,797,600  $2,907,600
Recapitalization to reflect shares
 issued in reverse acquisition   8,300,000   (611,216)             611,216
Distribution to shareholders
(647,225)    647,225)
Net income
326,164     326,164
                                 ----------  ---------  ------  -----------
----------  -----------  ----------
Balance April 30, 1996           8,400,000    148,784              961,216
1,476,539   2,586,539

Issue of common shares:
 Common stock
  offerings (Note 12)           11,991,250     80,000   39,913   7,233,045
(2,693,038)               4,659,920
 Reverse acquisition (Note 3)    6,411,823     64,118           (3,455,338)
(3,391,220)
 Debt & note payable conversion  2,314,114     23,141            1,136,416
1,159,557
 Liabilities subject to
  compromise settlements           230,089      2,301              112,744
115,045
 Common stock rights             2,403,837     24,038              (24,038)
 Stock option exercise               3,167         32                  158
190
Repurchase of common shares     (3,000,000)   (30,000)            (150,000)
(180,000)

Distributions to shareholders
(740,696)   (740,696)

Net loss
(3,168,265) (3,168,265)
                                ----------- ---------- ------- ------------
------------ ----------- -----------
Balance April 30, 1997          28,754,280  $ 312,414  $39,913 $ 5,814,203
$(2,693,038) $(2,432,422) $1,041,070
                                =========== ========== ======= ===========
============ ============ ===========

</TABLE
      The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                                                                   1997
1996
                                                               ------------
- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income............................................ $
(3,168,265) $    326,164
 Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
 Depreciation and amortization................................      436,958
398,630
 Extraordinary gain on liabilities subject to compromise......
(312,090)         -
 Provision for losses on loans serviced and real estate owned.       62,046
(126,326)
 Loss on disposition of property, plant and equipment.........       19,829
9,364
 Changes in operating assets and liabilities:
   Decrease (increase) in receivables from sales
    of mortgage loans and loan servicing rights...............    7,972,231
(1,636,478)
   Mortgage loans originated..................................
(354,096,235) (503,743,765)
   Mortgage loans sold........................................  357,502,094
497,200,685
   Increase in originated mortgage servicing rights, net......
(876,414)   (1,054,538)
   Decrease (increase) mortgage loan servicing advances and
    other receivables.........................................      439,806
(740,973)
   Increase in notes receivable and notes from officers.......
(391,350)         -
   Decrease (increase) in prepaid expenses and other assets...       25,767
(67,976)
   Increase (decrease) in accounts payable, accrued expenses
    and other liabilities.....................................
(27,167)      450,175
                                                               ------------
- -------------
   Net cash provided (used) by operating activities...........    7,587,210
(8,985,038)
                                                               ------------
- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights........................
(286,263)         -
 Purchase of furniture and equipment..........................
(101,807)      (90,409)
 Proceeds from sale of life insurance to officer..............      165,630
-
 Settlement of liabilities subject to compromise..............
(67,122)         -
 Pre-acquisition advances to affiliates.......................
(1,377,309)         -
 Repayment of pre-acquisition advances to affiliates..........      660,136
-
 Cash acquired with acquisition...............................       50,162
-
                                                               ------------
- -------------
  Net cash used by investing activities.......................
(956,573)      (90,409)
                                                               ------------
- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......................    4,390,110
-
 Repurchase of common stock...................................
(180,000)         -
 Net (decrease) increase in warehouse borrowings..............
(9,522,510)    8,622,465
 Proceeds from advances on note payable and line of credit....    1,950,000
1,200,000
 Principal payments on note payable and line of credit........
(2,297,620)      (20,831)
 Proceeds of life insurance cash surrender value loan.........      154,507
-
 Repayment of life insurance cash surrender value loan........
(154,507)         -
 Cash distributions to former shareholders (Note 3)...........
(1,040,008)     (445,710)
 Proceeds from notes payable to officers......................      625,326
-
 Repayment of notes payable to officers.......................
(625,326)         -
                                                               ------------
- -------------
  Net cash (used) provided by financing activities.............
(6,700,028)    9,355,924
                                                               ------------
- -------------
Net (decrease) increase in cash...............................
(69,391)      280,477
Cash at beginning of period...................................      672,687
392,210
                                                               ------------
- -------------
Cash at end of period......................................... $    603,296
$    672,687

============= =============

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

REPORTING ENTITY

Finet Holdings Corporation (the "Company" or "Finet") acquired Monument Mortgage, Inc. ("MMI") on December 31, 1996. As more fully discussed in
Note 3, the transaction is accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement reporting purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity. The consolidated financial statements at April 30, 1997, also include the financial statements of PreferenceAmerica Mortgage Network ("PAMN"), a wholly owned Finet subsidiary. (See Note 3) All material intercompany transactions and amounts have been eliminated in consolidation.

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

MORTGAGES HELD FOR SALE

Mortgages Held For Sale are carried at the lower of aggregate cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Mortgage loans sold to investors generally settle within fifteen days of funding. Gains or losses on sales of mortgage loans are computed as the difference between the selling price and the carrying value of the related mortgage loans sold, net of applicable discounts.

MORTGAGE SERVICING RIGHTS

Mortgage Servicing Rights are carried at values based on the allocation of the cost of originated or purchased mortgage loans to the mortgage servicing rights and the loans based on their relative fair values at the date of purchase or, for Originated Mortgage Servicing Rights ("OMSRs"), the date of sale of the related mortgage loan. The fair values of the mortgage servicing rights are based upon prices available in the secondary market for servicing rights of mortgage loans with similar characteristics. When material, capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. In evaluating and measuring impairment, capitalized servicing rights are tested for impairment based on the expected future net servicing revenue stream.

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

FURNITURE, FIXTURES AND EQUIPMENT

Depreciation is computed over the estimated useful lives of the furniture, fixtures and equipment of two to twelve years using the straight-line method. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expenses.

INCOME TAXES

The Company and its consolidated subsidiaries file consolidated federal and combined state income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

MMI elected S Corporation status effective March 1, 1987. The election ceased effective with the acquisition at December 31, 1996 (Note 3). Prior to December 31, 1996, MMI's items of taxable income, credit, and tax preferences of the Corporation were primarily the responsibility of MMI stockholders on their individual income tax returns.

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents outstanding during the period. Since the computation of fully diluted loss per share for fiscal 1997 was antidilutive, primary and fully diluted earnings per share are the same.

RECLASSIFICATIONS

Certain reclassifications have been made to the April 30, 1996 financial statements to conform to the current year presentation.


NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to choose whether to account for stock-based compensation under the current method described in Accounting Principles Board Opinion Number 25 ("APB 25") or to use the fair value method described in SFAS No.
123. The Company plans to follow the accounting measurement provisions of APB 25 and believes the impact of implementing the disclosure provisions of SFAS No. 123 would not be material to the Company's consolidated financial statements.

In June 1996, the Financial Accounting Standard Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As amended, SFAS No. 125 applies to securities lending, repurchase agreements, dollar rolls, other similar secured financial transactions, and to all other transfers and servicing of financial assets occurring after December 31, 1996. SFAS No. 125 resulted in the recording of OMSRs on the date of the sale of a mortgage loan as opposed to the current practice of recording OMSRs on the date that loans are originated. Additionally, under SFAS No. 125, excess servicing fees will be combined with OMSRs for balance sheet presentation. The application of the new rules did not have a material impact on the financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted for periods ended after December 15, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by the presentation of basic earnings per share in which the dilutive effect of common stock equivalents will be excluded. The adoption is expected to have no material impact on the Company's reported earnings per share.

3. ACQUISITIONS

On December 31, 1996, the Company acquired all of the outstanding common stock of MMI, a non-public mortgage banker, in exchange for 8.4 million common shares of Finet and a cash payment of $1 million. For accounting purposes, the cash payment is deemed a dividend payment to MMI shareholders and the common shares issued in the acquisition have been treated as a recapitalization of MMI, with MMI as the reverse acquisition acquirer. The historical financial statements prior to December 31, 1996 are those of MMI and are deemed to be those of the reporting entity. Since the Company's operations were minimal or dormant during the years ended December 31, 1996 and 1995, the reverse acquisition is considered a capital transaction rather than a business combination and, accordingly, pro forma information is not presented. Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of MMI.

The Company also acquired all of the outstanding stock of PAMN in exchange for a $250,000 cash payment on December 31, 1996. PAMN is a California mortgage broker which commenced operations on February 1, 1996. The acquisition of PAMN is being accounted for as a purchase and the results of its operations are included in the consolidated operations of the Company for the period January 1, 1997 through April 30, 1997. Unaudited pro forma information giving effect to the acquisition of PAMN as if the acquisition took place May 1, 1996 is as follows:

                                               Year ended April 30, 1997
                                               -------------------------
Total revenues                                     $  4,552,315
Net loss                                             (3,830,940)
Net loss per weighted average common share         $      (0.29)

4. MORTGAGE LOAN SERVICING

The Company's origination and servicing activity is concentrated primarily within California. The Company's servicing portfolio is primarily comprised of conventional mortgage loans which are not included in the accompanying balance sheet and which had outstanding principal balances of $168 million, representing 1,182 loans, at April 30, 1997. The majority of loans are secured through Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in separate trust accounts and excludes these balances (approximately $1.1 million at April 30, 1997) from the accompanying balance sheet. The Company is required to maintain separate accounting records for its escrow and custodial cash accounts and the related liabilities.

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

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 3.2% of the outstanding servicing portfolio balance as of April 30, 1997. The losses (recoveries) to the Company arising from the foreclosed loans and real estate owned were $111,386 and $(44,802) for the years ended April 30, 1997 and 1996, respectively.

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

5. MORTGAGE SERVICING RIGHTS

ORIGINATED MORTGAGE SERVICING RIGHTS

The Company's policy during the fiscal years ended April 30, 1997 and 1996 has been to sell all servicing originated during those periods. Generally, servicing rights that have been capitalized as OMSRs are sold within thirty to ninety days of origination and capitalization. Since each servicing right is generally retained in inventory for less than one fiscal quarter, the Company does not calculate or record amortization on these assets. For the same reason, a distinct market valuation allowance account has not been established for the assets. However, the assets are reported at each balance sheet date at management's estimate of the current prevailing market value, based on information available from independent brokers and recent sales of servicing rights. The outstanding balance in the OMSRs account was $332,336 at April 30, 1997.

PURCHASED MORTGAGE SERVICING RIGHTS

During  the  year  ended  April 30, 1997, the Company  purchased  servicing
rights  for  mortgages  with a principal balance  of  $49.7  million.   The
activity in this account for the year ended April 30, 1997 was as follows:

                                            1997
                                           -------
Beginning Balance, May 1, 1996
    Purchases............................  $286,263
    Sales................................      -
    Amortization.........................   (39,581)
                                           ---------
Ending Balance, April 30, 1997             $246,682
                                           =========

The Company amortizes Purchase Mortgage Service Rights over four years, using a declining balance method at a rate that approximates the rate of its working capital borrowing facilities.

6. FURNITURE, FIXTURES AND EQUIPMENT

The total net book value of furniture, fixtures and equipment at April 30, 1997 was comprised of the following:

    Furniture and fixtures...................  $   493,317
    Computer equipment.......................    1,211,872
    Office equipment.........................      215,480
    Video conferencing equipment.............      374,954
    Leasehold improvements...................      183,953
    Capitalized software costs...............      329,938
                                              -------------
        Total cost...........................    2,809,514
Less: Accumulated Depreciation...............   (1,712,848)
                                              -------------
Furniture, fixtures and equipment, Net........ $  1,096,666
                                               ============

7. LOSS ON SALES OF MORTGAGE LOANS

Loss on sale of mortgage loans for the years ended April 30, 1997 and 1996 consisted of the following:

                                                   1997        1996
                                              -----------   ------------
Loan origination fees, net..................  $   999,143   $ 1,492,612
Direct loan origination costs...............   (1,231,224)   (1,557,187)
Investor discounts..........................   (1,773,133)   (2,364,484)
Servicing rights capitalized, net...........      176,414     1,054,538
Commitment fees and hedging activities, net.      (42,356)      (42,356)
Other.......................................      (13,901)     (131,782)
                                              ------------   -----------
    Total...................................  $(1,885,057)  $ (1,548,659)
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

On December 31, 1996, in conjunction with the reverse acquisition of MMI by Finet, and the acquisition of PAMN, the Company acquired capitalized leases related to PAMN operations in the amount of $169,247. The Company also acquired convertible debt and notes payable related to pre-acquisition operations of Finet of approximately $1,220,000. Of this amount, approximately $1,170,000 was retired through the issuance of 2,373,000 shares of Finet common stock, and $50,000 was retired by a cash payment.

The following table and comments present summary information regarding the Company's debt as of April 30, 1997:

                                                  Interest          Expires
or
Facility                          Balance         Rate              Due
--------------------------------  --------------  --------------   --------
-----------
REVOLVING
Warehouse line of credit:                         Federal Funds
  $10 million committed,                          plus variable
   $25  million uncommitted gestation $ 10,209,197  spread           August
31, 1997
Revolving line of credit                          Prime plus
   $1  million committed                   100,000  0.625%           August
31, 1997
                                   ------------
Total                                10,309,197
                                   ------------
NOTES AND CAPITAL LEASES:
Note  payable                                      Prime  plus        April
30, 2000
   $1 million original note              729,167   0.625%           1999 to
2000
Capitalized leases                      288,745
                                   ------------
Total                                 1,017,912
                                   ------------
Total debt                         $ 11,327,109
                                   ============

Principal payments on long-term debt outstanding at April 30, 1997 for the five years ending April 30, 1997 are as follows:

                                                   Capitalized   Total
Year                                 Note Payable     Leases    Payments
----                                 ------------  -----------  ---------
1998                                   $250,000      $145,264   $  395,264
1999                                    250,000       133,434      383,434
2000                                    229,167        36,027      265,194
2001                                       -             -            -
2002                                       -             -            -
                                      -----------  -----------  ----------
                                        729,167       314,725    1,043,892
Amounts representing interest              -          (25,980)     (25,980)
                                      -----------  -----------  ----------
                                       $729,167      $288,745   $1,017,912
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

DEBT COVENANTS

The Borrowing Agreements ("Agreements") for the warehouse line of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on all three of the Company's credit facilities technically would be due on demand.

As of April 30, 1997, the Company was in default of three of its debt covenants. The violations were related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. The legal acquisition of MMI by Finet on December 31, 1996 created an additional breach of the terms of the Agreements.

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

9. LIABILITIES SUBJECT TO COMPROMISE

Prior to the December 31, 1996 reverse acquisition, Finet had incurred $968,736 of unsecured trade creditor accounts payable. The Company had settled a majority of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of the Company's common stock. The balance of liabilities subject to compromise was $474,479 at April 30, 1997. The reduction of this liability gave rise to extraordinary gain of $312,090 for the year ended April 30, 1997.

10. COMMITMENTS AND CONTINGENCIES

DEBT COVENANTS

As discussed in Note 8, at April 30, 1997, the Company was in violation of three of its debt covenants related to its warehouse line of credit, its note payable and its revolving line of credit. The violations are related to the Company's tangible net worth, adjusted tangible net worth and required minimum servicing portfolio balance. Additionally, the acquisition of MMI created a breach of the terms of these borrowing activities as of December 31, 1996. The lender was notified and, to date, has not restricted the Company's borrowing ability. The warehouse line of credit and the revolving line of credit agreements expire on August 31, 1997. The Company is in the process of negotiating new agreements with the lender, and has no reason to believe the negotiations will not be successful. However, no assurances can be given that the credit facilities will be renewed.

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $12.5 million as of April 30, 1997.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates committed to the borrower, amounted to $17.5 million as of April 30, 1997. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

LEASES

The Company leases its facilities and certain equipment under noncancelable
operating  leases.   As  of April 30, 1997, future  minimum  annual  rental
payments and related sublease receipts under these leases are as follows:

                                 Lease      Sublease    Net Lease
Fiscal Year ending               Expense    Income      Expense
---------------------          ----------   ---------   -----------
  1998.......................  $  395,485   $ (25,482)  $  370,003
  1999.......................     316,653           0      316,653
  2000.......................     313,173           0      313,173
  2001.......................     234,335           0      234,335
  2002                                -           -            -
                               ----------    --------   -----------
                               $1,259,646   $ (25,482)   $1,234,164
                               ==========   =========   ===========

Rental  expense amounted to $372,671 and $310,675 in fiscal year  1997  and
1996  respectively.   There is no sublease rental  income  expected  beyond
1998.

GUARANTEES

Subsequent to fiscal year end April 30, 1997, Finet issued a corporate guarantee to Residential Funding Corporation on behalf of its legal subsidiary, MMI. This guarantee is for a $10 million committed warehouse line of credit, a $25 million uncommitted gestation line of credit, a $1 million  term loan with a remaining unpaid balance of $729,167,  and  a  $1 million revolving line of credit with a remaining balance of $100,000 at April 30, 1997.

CONTINGENCIES

Certain claims arising in the ordinary course of business have been filed against the Company. One claim by two previous stockholders of MMI had sought recession of prior contracts for the sale of the plaintiff's stock to MMI's stockholders to restore them to their former status as minority stockholders of MMI. This claim was settled during the fiscal year ended April 30, 1997. The settlement amount may not be disclosed as a condition of the settlement agreement, however said settlement did not have a material adverse effect on the Company's financial position.

Under the terms of an agreement with NDS Software, Inc. ("NDS") the Company has a contingent obligation to adjust the share consideration of that agreement if the market price of the Company's common shares is not at or above $4.00 per share upon the earlier of the Company's registration of NDS's shares or June 3, 1998, to maintain a value equal to $808,000 at that time, to a maximum additional shares issuable of 1,414,000 shares (see Note
17).

Additionally, there were claims brought by past employees based on various causes of action related to Finet's employment practices. All such actions were dismissed with no liability to the Company subsequent to fiscal year end April 30, 1997.

COMMON STOCK PURCHASE WARRANTS

The Common Stock Purchase Agreement for the December 30, 1996 sale of 6,000,000 common shares under Regulation S of the United States Securities Act of 1993 provides that in the event a registration of the shares subject to the Agreement does not become effective within 150 days of the final closing (January 15, 1997) for any reason other than matters beyond the control of the Company, the purchasers shall be granted common stock purchase warrants in an aggregate amount of 500,000 shares at $0.50 and 500,000 shares at $1.00 per share.

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

The estimated fair values of the Company's financial instruments at April 30, 1997 are as follows:

                                                 Carrying         Estimated
                                                     Value             Fair
Value
--------------------------------------------  ---------------    ----------
-
Assets:
     Cash                                           $      603,296        $
603,296
  Receivables from sales of mortgage loans
        and    loan    servicing    rights                        3,453,199
3,453,199
      Mortgages    held    for    sale                            7,268,877
7,268,877
  Mortgage loan servicing advances and
          other      receivables                                    644,072
644,072
      Owned     servicing     rights                                579,018
579,018
Liabilities:
        Warehouse      borrowings                                10,209,197
10,209,197
      Revolving    line    of    credit                             100,000
100,000
     Note    payable    and   capitalized   leases                1,017,912
1,017,912

                                                                   Contract
Unrealized
                                                                     Amount
Gain(Loss)
                                               ---------------   ----------
-
OFF BALANCE SHEET:
      Loan    commitments    to    fund                          17,474,851
77,092
      Loan    commitments    to    sell                          12,500,000
(97,261)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

For cash, receivables from sales of mortgage loans and loan servicing rights, mortgage loans held for sale, mortgage loan servicing advances and other receivables, other accounts and notes receivable warehouse line of credit, revolving line of credit and note payable and capitalized leases, the carrying value is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

For owned mortgage servicing rights, the fair value is determined based on projected net cash flows (including inflows from servicing offset by estimated costs of servicing), using the consensus projected prepayment levels published by several large securities dealers that approximate the characteristics of the underlying portfolios and discounted using rates of return required for financial assets with similar risk characteristics.

For loan commitments, the fair value is estimated using quoted prices at April 30, 1997. The fair value of commitments to sell can be estimated by the amount the Company would receive or pay to terminate the forward delivery contract at the reporting date based upon market prices for similar financial instruments. The fair value of commitments to fund can be estimated by comparing the Company's cost to acquire mortgages to the current prices for similar mortgages, taking into account the terms of the commitment and the creditworthiness of the counterparts.

The Company does not acquire or issue derivative financial instruments.

12. STOCKHOLDERS' EQUITY

The Company is authorized to issue 30,000,000 shares of common stock, par value $.01 per share, and 100,000 shares of preferred stock, par value $.01 per share. An increase in the number of shares authorized from 20,000,000 to 30,000,000 was approved by shareholders in October, 1996 as part of the plan of recapitalization. In January, 1997, the Board of Directors resolved to increase the number of shares authorized to 40,000,000, to which a required majority of shareholders have indicated their assent. The Company has filed this amendment with the State of Delaware.

COMMON STOCK

In connection with the December 1996 reverse acquisition between MMI and Finet, the 8.4 million shares issued in that transaction (see Note 3) have been treated as a recapitalization of MMI and, as such, have been reflected as outstanding common shares as of the beginning of the reporting periods, and the outstanding common shares of Finet at the date of the transaction,
6.4 million shares, have been treated as shares issued for the acquisition of Finet.

Immediately following the reverse acquisition the Company repurchased 3 million shares from a major shareholder of Finet for the shareholder's original cost of $180,000. This shareholder was also the holder of an $800,000 convertible debenture assumed by the Company in the reverse acquisition, which together with accrued interest, was subsequently converted into 1.85 million common shares. In total, the Company issued
2.3 million shares for principal and interest of Finet debt comprised of the $800,000 convertible debenture and bridge loans of $370,000 outstanding at the date of the reverse acquisition (see note 10).

From December 1996 through April 30, 1997, four private placements resulted in stock subscriptions totaling $8.1 million to acquire 11.9 million shares of the Company's common stock. Of these subscriptions, $4.2 million were received by April 30, 1997, with the remainder received shortly thereafter, for net cash receipts of $7.35 million, as summarized below:

                             Price
                             Per    Gross                     Net
Offering         Shares      Share  Subscription  Expenses    Consideration
---------------  ----------  -------  ------------  ----------  -----------
--
December, 1996    1,000,000  $  0.50  $    500,000  $        0  $
500,000
December, 1996    6,000,000     0.50     3,000,000     348,065
2,651,935
March, 1997       1,000,000     0.60       600,000           0
600,000
April, 1997       3,991,250     1.00     3,991,250     390,227
3,601,023
                 ----------           ------------  ----------  -----------
-
Totals           11,991,250           $  8,091,250  $  738,292
7,352,958
                 ==========           ============  ==========
Less Subscriptions receivable
(2,693,038)
                                                                -----------
-
Total                                                           $
4,659,920

============
</TABLE

As part of the above listed offerings, a total of 5,243,125 investor warrants and 859,125 placement agent warrants were granted.

On April 30, 1997, the Company had 24,763,030 shares of its common stock issued and outstanding. As of April 30, 1997, the Company had outstanding subscriptions for an additional 3,991,250 shares of its common stock.

In February 1997 the Company issued 2.3 million common shares to a management group in satisfaction of outstanding share rights authorized and recorded by Finet in 1996 prior to the reverse acquisition with MMI.

In February and March 1997 the Company issued approximately 230,100 common shares in settlement of certain creditors' claims recorded as liabilities subject to compromise and assumed by the Company in connection with the reverse acquisition with Finet (Note 9).

WARRANTS

Current warrants outstanding for the purchase of common shares are summarized below:


                             Number of   Exercise
Holder                       shares      Price        Expiration
---------------------------  ---------   ----------   --------------
Jose Salema Garcao           3,500,000   $0.50-3.00   December, 2001
                               600,000    1.50-2.50   March, 2002
                               200,000    1.50-3.50   April, 2000
                               400,000    3.00        April, 2002
Placement Agent                859,125    1.50        December, 2000
November, 1993 unit holders    131,167    4.50        November, 2003
April, 1997 investors          543,125    1.50-3.50   April, 2000
Cumberland Partners            214,781    1.50        December, 2006
Bridge lenders                  17,776    1.50-3.50   April, 2000
July, 1993 investors           437,223    1.50-3.50   April, 2000
Former employee                  4,750    2.68        October, 2001
                             ---------
Total                        6,907,947

The Company had outstanding exercisable warrants, at April 30, 1997, to purchase 5,834,041 shares of the Company's common stock at prices that ranged from $.50 to $4.50 per share.

ARRANGEMENTS FOR FUTURE ISSUANCE OF STOCK, OPTIONS AND WARRANTS

The number of shares outstanding, at April 30, 1997, including stock subscriptions was 28,754,280 shares. Also, 6,392,519 shares, at April 30, 1997, were subject to currently exercisable options and warrants issued by the Company. The Company contemplates the future issuance of other options to certain members of management pursuant to its stock option plan. Consequently, there would have been insufficient authorized but unissued shares remaining in the event of the exercise of all of the warrants and/or options outstanding. In order to reserve and assure an adequate number of authorized but unissued shares to accommodate warrant and option exercises, the Company recommended, its Board of Directors resolved, and a majority of shareholders have indicated their written assent to increase the number of shares authorized from 30,000,000 shares to 40,000,000 shares to provide for these requirements. The Company expects to record this amendment in the near future.

13.  STOCK OPTION PLAN

The  Company  maintains a stock option plan (the "1989 Stock Option  Plan")
for key employees, non-employee Directors and others which permits grants of stock options for the purchase of common stock with exercise prices equal to the fair market value on the date of grant; or, in the case of any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding common stock, the exercise price of the options must be at least equal to 110% of the fair value on the date of grant. The maximum option term is ten years. Employee options are exercisable upon grant of the option and non-employee Director options vest at a rate of 25% per year. The plan also authorizes stock appreciation rights to be issued in connection with the grant and exercise of options, however, to date no stock appreciation rights have been awarded either individually or in connection with grants of stock options.

The company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized as the exercise price has equaled the stock fair value on the date of grant. Had compensation expense been determined for stock options granted in fiscal 1997 and 1996 based on the fair value at grant dates consistent with SFAS No. 123 the Company's pro forma fiscal 1997 and 1996 would have been as follows:

                                             1997        1996
                                         ----------    ---------
Estimated stock-based compensation       $   125,146   $    490
Net (loss) income as reported             (3,186,265)   226,736
Pro forma net (loss) income               (4,179,272)   226,246
(Loss)earnings per share as reported            (.24)      0.03
Pro forma (loss) earnings per share             (.25)      0.03

The effect of stock-based compensation on net income for 1997 and 1996 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1996 is not considered.

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for fiscal 1997 and 1996, respectively: risk-free interest rate of 6.609% to 6.675%; volatility factor of the expected market price of the Company's common stock of 50% and 50%; no dividend growth rate since the Company does not intend to pay dividends on its common stock; and expected lives equal to the remaining option terms for both years.

The following table summarizes employee stock option plan activity for the years ended April 30, 1997 and 1996:

                                    ----------- 1997 ----------    --------
1996 --------
                                                                   Weighted
Weighted
                                                                    Average
Average
                                                                   Exercise
Exercise
                                      Options      Price             Option
Price
                                    ----------    -------------    --------
------------
Outstanding,  beginning of year      467,991       $ 0.06           353,994
$ 0.06
Granted  during the year             120,000         0.50           346,634
0.06
Canceled  during the year            (25,950)        0.06         (232,637)
0.06
Exercised  during the year             (3,167)         0.06               -
-
                                    -------                      --------
Outstanding,  end of year            558,874         0.15           467,991
0.06

Eligible  for exercise, end of year  558,478         0.15           467,753
0.06

Weighted-average fair value of
options     granted    during     the     year                         2.15
0.01

The   following  table  summarizes  information  regarding  stock   options
outstanding at April 30, 1997:

----------Options Outstanding----------  --------Options Exercisable-------
-
                       Weighted          Weighted
Range of  Number       Average           Average       Number       Average
Exercise     Outstanding    Remaining           Exercise        Exercisable
Exercise
Prices                 Contractual Life  Price         at 4/30/97   Price
--------  -----------  ----------------  ------------  ----------   -------
-
$ 0.03    438,874      10 years          $ 0.06        438,478      $ 0.06
  0.50    120,000       5 years            0.50        120,000        0.50

The Company is in the process of making various amendments to the 1989 Stock Option Plan, which currently authorizes the grant of options for up to 500,000 shares of common stock, including an increase number of authorized shares.

14. INCOME TAXES

Prior to December 31, 1996 the Company had elected S Corporation status. Accordingly, prior to that date items of taxable income, credit, and tax preferences of the Company were primarily that responsibility of the stockholders and, as such, the Company was not subject to federal income taxes. The Company was subject to state financial corporation tax of approximately 3.9% which comprised the Company's tax provision for the fiscal year ended April 30, 1996. No provision or benefit was recorded for the fiscal year ended April 30, 1997.

The following pro forma information presents net (loss) income and per share data as if the Company had been taxed as a C Corporation for the years ended April 30, 1997 and 1996:

                                                                       1997
1996
                                                            ------------  -
-----------
Historical(loss) income before income taxes
 as shown above...........................................  $ (3,480,355) $
339,384
Pro forma provision for income taxes......................         -
112,648
                                                            ------------  -
-----------
Pro forma net (loss)income before extraordinary gain........  (3,480,355)
452,032
Extraordinary gain from settlement of liabilities
 subject to compromise......................................     312,090
-
                                                            ------------  -
-----------
Pro forma net (loss) income     ...........................  $(3,168,265)
$   452,032
                                                            ============
============
Per share data:
Pro forma net (loss) income before
 extraordinary gain.......................................   $    (0.26)
$     0.03
Extraordinary gain on liabilities
 subject to compromise....................................         0.02
-
                                                            ------------  -
-----------
Pro forma net (loss) income...............................   $    (0.24)
$     0.03
                                                            ============
============

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at April 30, 1997 are comprised of the following:

DEFERRED TAX ASSETS:
  Net operating loss carryforwards(NOL's)    $ 8,732,038
  Goodwill                                     1,232,310
  Deferred compensation                           40,901
                                             ------------
  Total deferred tax assets                   10,005,249
  Valuation allowance, net                    (9,781,029)
                                             ------------
Net deferred tax assets                          224,220
                                             ------------
DEFERRED TAX LIABILITIES:
  Originated mortgage servicing rights           132,934
  Property plant and equipment, net of
     accumulated depreciation                     91,286
                                              -----------
   Total deferred tax liabilities                224,220
                                              -----------
Total net deferred tax assets and liabilities $     -
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

A summary of the NOL's and years of expiration follows:


    Year
   ------
    2004                $2,210,062
    2005                 7,051,825
    2006                       -
    2007                 2,308,598
    2008                 1,600,598
    2009-2012            8,659,309
                        ----------
        Total          $21,830,095
                        ==========

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional cash flow information for the two years ended April 30, 1997 and 1996:

                                                                       1997
1996
                                                                 ----------
-- ----------
Interest     paid                                                         $
1,165,472  $ 1,742,679
Income  taxes paid                                                        -
27,500
Distributions to prior shareholders:
            Distributions           declared           or           imputed
740,695      647,225
                             Distributions                             paid
1,040,008)    (445,710)
                                                                 ----------
--- -----------
            Change            in           distributions            payable
(299,313)     201,515
Assets          and          lease         obligations          capitalized
165,221         -
Common stock issued for settlement of
            liabilities           subject           to           compromise
115,045         -
Common     stock     issued     for    interest     and     lender     fees
259,557         -
Common          stock         in         exchange         for          debt
1,170,000         -
Acquired in acquisition:
                                                                       Cash
50,162         -
            Furniture,            fixtures           &            equipment
246,307         -
                                Other                                assets
279,702         -
       Accounts      payable      and      other      accrued      expenses
(1,609,408)        -
                                                                       Debt
(1,389,247)        -
            Liabilities           subject           to           compromise
(968,736)        -
                             Accumulated                            deficit
3,391,220         -

16. RELATED PARTY TRANSACTIONS

LOANS TO OFFICERS

The Company has outstanding at April 30, 1997 loans to various officers as follows:

                                   Loan    Interest
Officer                 Title     Amount    Rate     Term   Collateral
-----------------     ---------  --------  -------   ----   ---------------
--
L. Daniel Rawitch     CEO        $ 73,000  8.0%      1 yr   Securities
Jan C. Hoeffel        President    12,000  Prime     1 yr   Unsecured
T.  Lee  Decker         MMI SVP      53,350  5.27%     5 yrs  2nd  Deed  of
Trust
William Dullaghan     MMI SVP       6,000  8.0%      2 yrs  Securities
                                 --------
  Total loans to officers        $144,350
                                 ========
</TABLE

CONSULTING AGREEMENTS

The Company entered into a consulting agreement with James Umphryes, a greater than 5% shareholder and former MMI shareholder. The contract term is 3 years beginning January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000.

BORROWINGS

During  the  year  ended April 30, 1997 the Company  borrowed  a  total  of
$625,326  from  James  Noack,  President of  MMI  and  a  greater  than  5%
shareholder.  These borrowings were at an 8.5% interest rate with terms  of
10 to 91 days.  All such borrowings were fully repaid as of April 30, 1997.

FACILITY LEASE

The  Company leases a 3,500 square foot storage facility from James  Noack,
President  of  MMI  and  a greater than 5% shareholder.   The  facility  is
utilized  by  the  Company to store excess office furniture.   The  monthly
lease  payment  is $600 and the term of the lease is on a  month  to  month basis.

17. EMPLOYEE BENEFIT PLAN

The  Company  adopted  a  contributory  pension  plan  (the  "Plan")  which
qualifies  under Section 401(K) of the Internal Revenue Code in 1993.   The
Plan  covers  all  employees meeting certain eligibility  requirements  and provides  for  matching employer contributions.  There was no  contribution expense for the years ended April 30, 1997 and 1996.

18. MATERIAL SUBSEQUENT EVENTS

RECEIPT OF ADDITIONAL CAPITAL

At  April 30, 1997 the Company had received subscriptions of $3,991,250 for the purchase of 3,991,250 shares of the Company's common stock at $1.00 per share  pursuant  to  its  April 1, 1997 private  placement.  Of  the  total proceeds  to be received, $1,000,000 in cash was received before April  30,
1997 and proceeds totaling $2,693,038 were received shortly after April 30,
1997.   Accordingly, the subscribed but uncollected amount is  shown  as  a
Stock  Subscription Receivable offset to Total Stockholders' Equity in  the
Company's  Consolidated Balance Sheet of April 30, 1997.  On  a  pro  forma basis,  had the remaining cash subscribed been received by April 30,  1997,
Total  Stockholders'  Equity  would  have  increased  from  $1,041,070   to
$3,734,108.

BORROWING ARRANGEMENTS

As discussed in Note 8 and 10, Residential Funding Corporation ("RFC") provides MMI several borrowing arrangements to support MMI's mortgage banking activities. The change of ownership resulting from the acquisition of MMI on December 31, 1996 constituted a breach of the certain terms of these arrangements. At that time MMI also was in technical violation of several financial covenants. RFC continued to allow the Company to operate without disruption and subsequent to April 30, 1997 issued a formal waiver of all then existing breaches and covenant violations on the condition that Finet issue a parent company guarantee of MMI's borrowings and that the borrowing arrangements expiration date be accelerated from December 31, 1997 to August 31, 1997, at which time these agreements are expected to be renegotiated and renewed. However no assurances can be given that the credit facilities will be renewed.

NDS SOFTWARE AGREEMENT

NDS is a generic software development company, the creator of a Realtor contact manager with an installed customer base of several thousand, and the operator of Homeseekers.com, a popular Internet site that gives daily updated informational details on homes listed for sale by Multiple Listing
Services and Boards of Realtors in a growing number of areas around the country. On May 29, 1997, the Company and NDS entered into an agreement whereby the Company purchased for $1,010,000 in the form of $202,000 in cash and 202,000 shares of its common stock valued at $4.00 per share, a combination of Internet mortgage leads, software development services and rights to access and market to certain of NDS' installed customer base. The agreement terms require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4.00 per share upon the earlier of the Company's registration of NDS's shares or June 3, 1998, to maintain a value equal to $808,000 at that time, to a maximum additional shares issuable of 1,414,000 shares.

ACQUISITION

On June 12, 1997, the Company entered into a preliminary agreement with the shareholders  of  Real  Estate Office Software,  Inc.  ("REOS"),  a  Nevada
corporation, to acquire substantially all of the assets and certain of  the liabilities  of  REOS.  The consideration for this transaction  is  in  the process  of being negotiated.  REOS is a software development and marketing company  whose  primary product is a proprietary Realtor productivity  tool called  Real Estate Office.  Pursuant to an interim agreement,  all  former
REOS   employees  are  now  employees  of  the  Company  engaged  in  final development of an enhanced Realtor relationship management tool called  the
Agent  Connector  which  is  scheduled for initial  introduction  in  early
September, 1997.


                               EXHIBIT INDEX
Exhibit     Description
Page
--------    --------------------------------------------------------------
----
EX-3.(i)    Articles of Incorporation <F1>

EX-3.(i).1  Amendment of October, 1997
58

EX-3.(i).2  Amendment of January, 1997
60

EX-3.(ii)   By-laws <F1>

EX-10.1     Term Sheet Agreement
62

EX-10.2     Revised Term Sheet Agreement
68

EX-10.3     Merger Agreement and Plan of Reorganization
74

EX-10.4     Consulting Agreement
80

EX-16       Letter on changes in certifying accountant are incorporated by reference to Exhibit 16 of Form 8-K/A filed on 4/24/97.

EX-21       Description of the Subsidiaries of the Registrant
83

EX-23       Consent of Independent Accountant
84

EX-27       Financial Data Schedule
85

<F1>
Restated Bylaws of Finet Holdings Corporation, July 14, 1993 are incorporated by reference pursuant to the provisions of Exchange Act Regulations 240.12b-1, 240.12b-32 and 201.24, as filed with the Commission as part of Finet Holdings Corporation's Form SB-2 Registration Statement under the Securities Act of 1933 on March 18, 1994.
