Form 10QSB
period 1997-10-31
FINET HOLDINGS CORP
filed 1997-12-15
CIK 852450

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

              For the quarterly period ended October 31, 1997

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

                               Yes 'X'  No.

The number of shares outstanding of each of the issuer's classes of common stock was 29,669,201 shares of common stock, par value $.01, as of December 12, 1997.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet............................................
3
        October 31, 1997

      Unaudited Statements of Operations
        Three Months Ended October 31, 1997 and 1996.....................
4
        Six Months Ended October 31, 1997 and 1996.......................
5

      Unaudited Statements of Cash Flow
        Six Months Ended October 31, 1997 and 1996.......................
6

      Notes to Unaudited Financial Statements............................
8

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................
13


                        PART II - OTHER INFORMATION

1.    Legal Proceedings..................................................
18

2.    Changes in Securities..............................................
18

4.    Submission of Matters to a Vote of Security Holders................
19

5.    Other Information..................................................
19

6.    Exhibits and Reports on Form 8-K...................................
19

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS

                        FINET HOLDINGS CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                                                                October 31,
                                                                   1997
                                                               ------------
                                  ASSETS
Cash (Note 9)................................................  $ 1,234,658
Accounts receivable from sales of mortgage
  loans and servicing rights.................................   13,191,253
Mortgage loan servicing advances and
  other receivables (Note 5).................................      722,616
Accounts receivable from affiliates (Note 4).................      445,755
Notes receivable.............................................       72,000
Notes receivable - officers..................................       85,000
Mortgages held for sale, net.................................   11,053,979
Mortgage servicing rights....................................      401,335
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,667,379.....................    1,058,699
Intangible assets.(Note 7)...................................    1,012,241
Other assets.................................................      282,085
                                                               ------------
    Total assets.............................................  $29,559,621
                                                               ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line of credit (Note 6)............................  $23,095,860
Accounts payable.............................................      937,722
Revolving line of credit (Note 6)............................      250,000
Note payable and capitalized leases (Note 6).................      907,506
Accrued expenses and other liabilities.......................      771,928
Liabilities subject to compromise ...........................      441,678
                                                               ------------
    Total liabilities........................................   26,404,694
                                                               ------------
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.01 par value, (100,000 shares
  authorized, none issued and outstanding)...................            0
Common stock, $.01 par value, (60,000,000 shares authorized,
  29,594,201 shares issued and outstanding) (Note 9).........      360,726
Common stock subscribed (74,999 shares) (Note 9).............          750
Paid in capital..............................................    8,324,494
Less: Stock subscription receivable (74,999 shares) (Note 9).     (224,997)
Accumulated deficit..........................................   (5,306,046)
                                                               ------------
    Total stockholders' equity...............................    3,154,927
                                                               ------------
    Total liabilities and stockholders' equity..............   $29,559,621
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                        October 31,
                                                  -------------------------
-
                                                      1997          1996
                                                  ------------  -----------
-
                                                                   \
REVENUES
Gain on sale of servicing rights (Note 5).......  $ 1,356,265   $ 1,218,147
Loss on sale of mortgage loans..................     (735,979)
(945,472)
Interest income.................................      390,664       263,377
Loan servicing fees.............................      124,865       168,848
Retail broker fees..............................       53,522         2,064
Marketing leads.................................       26,462          -
Other...........................................       32,013        26,863
                                                  ------------  -----------
-
    Total revenues..............................    1,247,812       733,827

EXPENSES
Compensation and employee benefits..............    1,104,878       639,202
Interest expense................................      380,661       277,335
Office..........................................      361,001       230,912
Marketing.......................................      170,210        46,017
Professional fees...............................      470,080        99,755
Depreciation and amortization...................      119,314        95,455
Occupancy.......................................      101,089        54,074
Insurance.......................................       25,231         6,686
Data processing services........................       21,758        21,230
Loss on disposition of assets...................       39,253          -
Other (Note 5)..................................      254,061         6,855
                                                  ------------  -----------
-
    Total expenses..............................    3,047,536     1,477,521
                                                  ------------  -----------
Loss before income taxes and
  before extraordinary gain.....................   (1,799,724)
(743,694)

Income tax expense..............................         -             -
Extraordinary gain, net of taxes................        2,967
                                                  ------------  -----------
-
NET LOSS........................................  $(1,796,757)  $
(743,694)
                                                  ============
============

NET LOSS PER COMMON SHARE (Note 3)..............  $      (.06)  $
(.09)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING...................................   29,088,049     8,400,000
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                        October 31,
                                                  -------------------------
-
                                                      1997          1996
                                                  ------------  -----------
-
REVENUES
Gain on sale of servicing rights (Note 5).......  $ 2,049,123   $ 1,914,607
Loss on sale of mortgage loans..................     (803,885)
(1,221,273)
Interest income.................................      725,700       588,067
Loan servicing fees.............................      253,323       362,304
Retail broker fees..............................       84,379        19,394
Marketing leads.................................       97,041          -
Other...........................................       65,586        43,700
                                                  ------------  -----------
-
    Total revenues..............................    2,471,267     1,706,799

EXPENSES
Compensation and employee benefits..............    2,110,449     1,291,401
Interest expense................................      712,246       608,454
Office..........................................      668,577       508,853
Marketing.......................................      266,473       105,328
Professional fees...............................      698,229       195,767
Depreciation and amortization...................      232,346       182,752
Occupancy.......................................      192,862       107,751
Insurance.......................................       37,738        15,515
Data processing services........................       49,495        46,138
Loss on disposition of assets...................       39,253          -
Other.(Note 5)..................................      340,190        35,839
                                                  ------------  -----------
-
    Total expenses..............................    5,347,858     3,097,798
                                                  ------------  -----------
Loss before income taxes and
  before extraordinary gain.....................   (2,876,591)
(1,390,999)

Income tax expense..............................         -             -
Extraordinary gain, net of taxes................        2,967
                                                  ------------  -----------
-
NET LOSS........................................  $(2,873,624)
$(1,390,999)
                                                  ============
============

NET LOSS PER COMMON SHARE (Note 3)..............  $      (.10)  $
(.17)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING...................................   28,762,868     8,400,000
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                         SIX MONTHS ENDED
                                                            October 31,
                                                          1997
1996
                                                     ------------- --------
-----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................... $ (2,873,624)
(1,390,999)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.....................      232,346
182,752
  Provision for losses on loans and real
   estate owned.....................................       47,989
(20,038)
  Loss on disposition of property, plant and
   equipment........................................       39,253
-
  Gain on sale of puchased mortgage servicing rights      (47,447)
-
  Expense paid through the issue of common stock....      122,598
-
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables from sales
   of mortgage loans and loan servicing rights......   (9,738,054)
1,630,417
  Mortgage loans originated......................... (182,268,737)
(193,419,745)
  Mortgage loans sold...............................  178,435,646
194,486,305
  Decrease (increase) in originating mortgage
   servicing rights, net............................      277,209
(49,539)
  Increase in mortgage loan servicing
   advances and other receivables...................      (78,544)
(214,427)
  Decrease in notes receivable - officers...........       59,350
-
  (Increase) decrease in prepaids and other assets..      (68,671)
55,026
  Decrease in accounts payable, accrued expenses
    and other liabilities...........................      458,628
275,139
                                                     ------------- --------
-----
  Net cash (used) provided by operating activities    (15,402,058)
1,534,891
                                                     ------------- --------
-----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights..............     (165,445)
(286,263)
 Proceeds of sale of purchased servicing rights.....       75,331
-
 Purchase of furniture, fixtures and equipment......     (117,442)
(30,534)
 Proceeds of sale of furniture, fixtures
  and equipment.....................................          430
-
 Purchase of intangible assets......................     (204,241)
-
 Settlements of liabilities subject to compromise...      (10,544)
-
 Advances to affiliates.............................     (270,755)
-
                                                     ------------- --------
-----Net cash used by investing activities...............     (692,666)
(316,797)
                                                     ------------- --------
-----

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.............    3,862,437
-
 Proceeds from exercise of common stock warrants....       22,500
-
 Net increase (decrease) in warehouse borrowings....   12,886,663
(1,302,030)
 Proceeds from advances on note payable and
  line of credit....................................      250,000
1,550,000
 Principal payments on note payable and line of
  credit............................................     (259,514)
(1,933,985)
Proceeds from notes payable to officer.............          -
-
 Cash distributions to former MMI shareholders.....          -
(37,462)
                                                      ------------  -------
-----
  Net cash provided (used) by financing activities     16,726,086
(1,723,477)
                                                      ------------  -------
-----
  Increase (decrease) in cash.......................      631,362
(505,383)

  Cash at beginning of period.......................      603,296
672,687
                                                      ------------- -------
-----
  Cash at end of period.............................  $ 1,234,658   $
167,304
                                                      ============
============

Supplemental cash flow information (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.


                        FINET HOLDINGS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

REPORTING ENTITY

Finet Holdings Corporation ("Finet" or the "Company") acquired Monument Mortgage, Inc. ("MMI") on December 31, 1996. The transaction was accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement presentation purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity.

BUSINESS

Finet is engaged in electronic commerce in the residential real estate industry. It develops and distributes Internet connectivity systems and services through the Property Transaction Network (PTN), a wholly owned subsidiary. The PTN's services include Internet connectivity using its proprietary iQualify and Agent Connector software, customized Realtor marketing services and access to a variety of mortgage financing services and providers, including PreferenceAmerica Mortgage Network (PAMN), a mortgage broker conducting business through electronic connections with its customers; and MMI, a full-service prime and sub-prime mortgage lender and leader in developing advanced automated loan origination and underwriting systems. The Company also owns several inactive corporations.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the quarter and six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998.

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The structure of the transaction was later revised to include only the purchase of certain REOS assets and liabilities for a comparable consideration. The Company expects to complete the purchase before December 31, 1997. In the interim, the Company and REOS have combined certain business activities. Former REOS employees are now employees of PTN and participated in the development of the Agent Connector. The Company had advanced $445,755 to REOS at October 31, 1997 to support development and marketing costs for the Agent Connector.

5.  MORTGAGE LOAN SERVICING

The Company's loan origination and servicing activity is concentrated largely within California. The Company's servicing portfolio is primarily comprised of conventional mortgage loans some of whose servicing rights values are not included in the accompanying balance sheet, and which had an outstanding principal balance of $136.6 million, representing 1,017 loans, at October 31, 1997. The majority of loans are securitized through FNMA and FHLMC programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $1.8 million at October 31, 1997 from the accompanying balance sheet. The Company is required to maintain separate accounting records for its escrow and custodial cash account and the related liabilities.

In addition to the ongoing sale of servicing rights for mortgages as they are originated, the Company sold servicing rights for mortgages, originated and retained in the servicing portfolio in prior fiscal years, with outstanding principal balances of $44.9 million during the six months ended October 31, 1997, compared to zero in the same period of the prior year. These sales of prior fiscal year originations resulted in a net gain of $161,070 for the six months ended October 31, 1997. Servicing rights to mortgage loans with an unpaid principal balance of approximately $136.6 million were pledged as collateral to lenders as of October 31, 1997.

The Company has issued various representations and warranties associated with whole loan and bulk servicing sales which are standard in the industry. These representations and warranties may require the Company to repurchase defective loans as defined per the applicable servicing and sales agreements. The Company established a reserve of $205,000 in the quarter ended October 31, 1997 for possible losses arising from these representations and warranties.

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 3.4% of the outstanding servicing portfolio balance as of October 31, 1997. The losses (recoveries) to the Company arising from the foreclosed loans and real estate owned were $66,166 and ($20,038) for the six months ended October 31, 1997 and 1996, respectively.

The Company carried fidelity bond coverage of $950,000 and errors and omission coverage of $950,000 as of October 31, 1997.

6.  DEBT

The following table and comments present summary information regarding the Company's debt as of October 31, 1997:

                                                    Interest
Facility                                      Balance                  Rate
Expires or Due
--------------------------------  --------------  --------------   --------
-----------
REVOLVING/CURRENT
Warehouse line of credit           $ 23,095,860   LIBOR + 2.00;    December
31, 1998
  ($10 million committed, $25                     LIBOR + 2.25
  million uncommitted gestation)                  for sub-prime
Revolving line of credit                250,000   Prime plus       December
31, 1998
  ($1 million committed)                          0.625%
                                   ------------
Total revolving/current debt         23,345,860
                                   ------------

LONG TERM
Note  payable                            604,167   Prime  plus        April
30, 2000
($1 million original note)                        0.625%
Capitalized leases                      303,339                    1999  to
2000
                                   ------------

Total long term debt                    907,506
                                   ------------
Total debt                         $ 24,253,366
                                   ============

COLLATERAL

The warehouse line of credit, the revolving line of credit and the note payable have been with the same lender for eight years. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee. These facilities were granted to MMI prior to the December 31, 1996 acquisition.

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

7. PURCHASE OF INTANGIBLE ASSETS

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

8. COMMITMENTS AND CONTINGENCIES

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $11.5 million as of October 31, 1997.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates that were committed to the borrower, amount to $19.0 million as of October 31, 1997. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

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

The Common Stock Purchase Agreement for the December 30, 1996 sale of 6 million common shares under Regulation S of the U.S. Securities Act of 1933 provides that in the event a registration of the subject shares does not become effective within 150 days of the final closing (January 15, 1997) for any reason other than matters beyond the control of the Company, the purchasers shall be granted common stock purchase warrants in an aggregate amount of 500,000 shares at $.50 per share and 500,000 shares at $1.00 per share.

9. COMMON STOCK AND STOCK SUBSCRIPTION RECEIVABLE

INCREASE IN AUTHORIZED SHARES

In October, 1997 the Company's Board of Directors resolved to amend the Company's certificate of incorporation to increase the number of common shares authorized from 40 million to 60 million and obtained the written consent of a majority of shareholders. This amendment was filed with the State of Delaware on October 30, 1997.

PRIVATE PLACEMENT

In October, 1997, a total of 466,667 shares of the Company's common stock were subscribed in a private placement under Regulation D for total proceeds of $1,400,000 and warrants to purchase 466,667 common shares at an exercise price of $5.00 per share and expiring in 2002 were issued. Of these proceeds, $1,175,000 are designated for investment purposes. Accordingly, these funds have been placed in an account restricted to this purpose.

Additionally, during the quarter a total of 228,917 shares and warrants expiring in 2002 to purchase 2,237,494 common shares at exercise prices of $1.50 to $4.00 per share were issued to fulfill the terms of various agreements. At October 31, 1997 a total of 9,539,864 warrants were outstanding.

STOCK SUBSCRIPTION RECEIVABLE

Of the shares subscribed, 74,999 shares were not issued or paid for in October, 1997. The proceeds of $224,997 for these shares were received in early November, 1997 and, accordingly are reflected herein as a subscription receivable as of October 31, 1997.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the six month periods ended October 31, 1997 and 1996:

                                                       1997          1996
                                                   -----------   ----------
-
Cash paid during the period for:
   Interest on line of credit and other borrowings  $  643,792     $
622,149
   Income taxes                                           -              -

Non-cash financing activities
     Equipment    acquired   by   capital    lease                        -
102,350
     Distributions   (declared)   to   former   MMI   shareholders        -
(260,935)
     Distributions   paid   to   former   MMI   shareholders              -
(37,462)
                                                    -----------    --------
---

  Common stock issued for:
    Expenses                                           122,598           -
    Settlement of liabilities subject to compromise     22,257           -
    Settlement of accrued liabilities                  149,689           -
    Purchase of intangible assets                      808,000           -

11.  SUBSEQUENT EVENTS

STOCK OPTION PLAN AMENDMENT

On August 28, 1997, the Company's Board of Directors unanimously resolved to amend the Company's 1989 Stock Option Plan (the "Plan") to increase the number of shares of common stock subject to the Plan from 500,000 shares to 1,750,000 shares and to provide for the granting of immediately exerciseable five-year options to purchase 40,000 shares upon initial appointment of outside (non-employee) directors and, for each of the next four years of service as a director, the granting of five-year options to purchase 25,000 shares, vested at the rate of 6,250 shares per quarter. Option exercise prices per share are the current market price at the time of grant. These amendments were approved by shareholders on November 20, 1997.

PURCHASE OF MORTGAGE SERVICING RIGHTS

During November, 1997, the Company signed two letters of intent to purchase the rights to service approximately 2,600 FHLMC and FNMA mortgage loans with a total principal balance in excess of $318 million for approximately $2.4 million. These transactions are expected to close on December 31, 1997 and to increase the Company's net loan servicing income by more than $50,000 per month.

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

                           RESULTS OF OPERATIONS

REPORTING ENTITY

The acquisition of MMI by Finet on December 31, 1997 was accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement reporting purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity. The consolidated financial statements at October 31, 1997 include the financial statements of Finet's wholly owned subsidiaries MMI, PAMN and PTN. The Company also owns several inactive corporate entities. All material intercompany transactions and amounts have been eliminated in consolidation. All references herein to a year (e.g. 1998) refer to the fiscal year ended April 30 of that year.

BUSINESS

Finet is engaged in electronic commerce in the residential real estate industry. It develops and distributes Internet connectivity systems and services through its wholly-owned subsidiary, PTN. Through wholly-owned subsidiaries PAMN and MMI, it also offers support services to independent Realtors and mortgage brokers, including the business of originating, selling and servicing wholesale and retail mortgage loans.

The Company has developed and recently introduced two unique software products: Agent Connector and iQualify.

With Finet's iQualify.com Website, consumers can submit a mortgage loan application directly to FannieMae's automated underwriting system and receive a decision in minutes. With the decision comes instructions for closing and the ability to connect to a Finet service center or participating lenders to close the loan.

Agent Connector is provided to PTN Realtor members. this product includes Internet features that enable Realtors to maintain a virtual electronic office, post and edit personal Websites and home listings to the Internet, exchange e-mail, conduct video home tours, and electronically connect directly to Finet loan counselors, all from a laptop computer.

During the six months ended October 31, 1997, the Company's primary revenue source was mortgage financing activities. The PTN was in a start-up phase. Therefore, during the periods ended October 31, 1997 and 1996, revenues were primarily related to the volume of loans originated and sold. As the Company's operations are expanding and its electronic commerce revenues are increasing, the results of operations for the six month period ended October 31, 1997 are not necessarily indicative of results that can be expected in future periods.

COMPARISON OF QUARTERS ENDED OCTOBER 31, 1997 AND 1996

The Company is currently implementing a business development plan to expand the scope of its services. The fiscal year (FY) 1998 periods include costs related to this plan. The Company reported a net loss of $1.8 million for the quarter ended October 31, 1997, compared to a net loss of $744 thousand for the quarter ended October 31, 1996. The $1.06 million increase in the FY1998 net loss is largely attributable to start-up costs of its electric commerce activities. Combined PTN and PAMN revenues were $57 thousand and expenses were $581 thousand, for a loss of $524 thousand from these activities during the quarter ended October 31, 1997. Company-wide expense increases were attributable primarily to $466 thousand in compensation and employee benefit expense resulting from staff increases to implement the business development plan and a related $130 thousand increase in office expense, a $370 thousand increase in professional fees, and an $247 thousand increase in other expense.

REVENUES

Revenues for the quarter ended October 31, 1997 increased 63% to $1.2 million from $734 thousand for the quarter ended October 31, 1996. The increase in revenues was attributable to an increase in the net gain on sale of mortgage loans, an increase in net income of $99 thousand on bulk sales of servicing originated in prior fiscal years and income from telemarketing services.

The total gain or (loss) on the sale of mortgages is determined by combining the Loss on Sale of Mortgage Loans with the Gain on Sale of Servicing Rights, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior fiscal years. The total gain on sale of mortgages/servicing rights (excluding bulk sales of prior year loan production) in the second quarter of 1998 was $548.6 thousand compared to $272.7 thousand in the second fiscal quarter of 1997, an increase of 101%.

Over the same time periods, total loan volume increased 16% from $85.9 million in second fiscal quarter 1997 to $99.6 million in second quarter 1998. The margin earned on sales of mortgage loans/servicing rights increased from 29 basis points in 1997 to 55 basis points in 1998. The increase in the margin was due primarily to a change in the product mix in 1998.

In fiscal 1998, the Company started offering mortgage loans to borrowers with credit ratings below the "A" level ("sub-prime borrowing"). The margin on these loans was significantly higher than the margin on "A" quality loans, thus increasing the overall margin in 1998 as compared to 1997.

Loan servicing fee revenues decreased 26% to $125 thousand in the quarter ended October 31, 1997 from $169 thousand in the prior year's first quarter. The decrease is a result of a 20% decline in 1998 from the 1997 average outstanding balance of loans serviced for others. The portfolio balance declined due to several bulk sales of servicing assets that occurred between October 31, 1996 and October 31, 1997.

Marketing lead sales revenue increased from zero in 1996 to $26 thousand in
1997.   The  revenue was generated by a Finet telemarketing  activity  that began operations in October, 1996.

EXPENSES

Compensation and employee benefits expenses increased 72% to $1.1 million for the quarter ended October 31, 1997 from $639 thousand for the quarter ended October 31, 1996. The increase is due to adding personnel as the Company implemented its growth plan, as well as the impact of consolidating the operating results of Finet, MMI, PTN and PAMN for the quarter ended October 31, 1997. Prior year results are for MMI only.

Office expense increased 56% from $230.9 thousand in 1997 to $361 thousand in 1998, primarily due to the Company's expansion.

Marketing expense increased $124.1 thousand, or 270% in the second quarter of 1998 as compared to the second quarter of 1997. The increase was due to the Company's expenditures for marketing its technology services, particularly the Agent Connector software.

Professional fees increased 371% from $99.8 thousand in 1997 to $470 thousand in 1998. The increase is attributable primarily to the Company's acquisitions and expansion. Audit and accounting fees increased $131 thousand due to the increase in complexity arising from being a single private company during most of 1997 and being a public company with three subsidiaries in 1998. Consulting fees increased by $256 thousand in 1998, primarily due to expenses related to developing new technologies as part of the Company's business development activities.

Other expenses increased 3,600% from $7 thousand in 1997 to $254 thousand in 1998. The increase is due primarily to a $205 thousand provision for estimated losses for repurchase of non-performing mortgage loans from the investors to whom they were sold.

COMPARISON OF YEAR TO DATE PERIODS ENDED OCTOBER 31, 1997 AND 1996

The Company is currently implementing a business development plan to expand the scope of its services. The 1998 periods include costs related to this plan. The Company reported a net loss of $2.87 million for the six months ended October 31, 1997, compared to a net loss of $1.4 million for the six months ended October 31, 1996. The $1.47 million increase in the 1998 net loss is largely attributable to PTN and PAMN start-up costs, and the costs of operating a publicly-held company. Combined PTN and PAMN revenues were $85 thousand and expenses were $1.02 million, for a loss of $934 thousand from these activities during the period ended October 31, 1997. The most significant expense category increases were $819 thousand in compensation and employee benefit expense resulting from staff increases to implement the business development plan and a related $160 thousand increase in office expense, a $502 thousand increase in professional fees, and an $305 thousand increase in other expense.

REVENUES

Revenues for the six months ended October 31, 1997 increased 45% to $2.47million from $1.7 million for the six months ended October 31, 1996. The increase in revenues was attributable to an increase in the net gain on sale of mortgage loans, an increase in net income of $207 thousand on bulk sale of servicing originated in prior fiscal years and income from telemarketing services.

The total gain or (loss) on the sale of mortgages is determined by combining the Loss on Sale of Mortgage Loans with the Gain on Sale of Servicing Rights, excluding any gains on sales of servicing rights earned from bulk sales of servicing originated in prior fiscal years. The total gain on sale of mortgages/servicing rights (excluding bulk sales of prior year loan production) in the first six months of 1998 was $991 thousand compared to $673 thousand in the first six months of 1997, an increase of 47%.

Over the same time periods, total loan volume decreased 5.7% from $193.4 million in 1997 to $182.3 million in 1998. The margin earned on sales of mortgage loans/servicing rights increased from 35 basis points in 1997 to 54 basis points in 1998.

The increase in the margin was due primarily to a change in the product mix in 1998. In fiscal 1998, the Company started offering mortgage loans to borrowers with credit ratings below the "A" level ("sub-prime borrowing"). The margin on these loans was significantly higher than the margin on "A" quality loans, thus increasing the overall margin in 1998 as compared to 1997.

Loan servicing fee revenues decreased 30% to $253 thousand in the six months ended October 31, 1997 from $362 thousand in the prior year's first six months. The decrease is a result of a 24% decline in 1998 from the
1997 average outstanding balance of loans serviced for others. The portfolio balance declined due to several bulk sales of servicing assets that occurred between October 31, 1996 and October 31, 1997.

Marketing lead sales revenue increased from zero in 1996 to $97 thousand in
1997.   The  revenue was generated by a Finet telemarketing  activity  that began operations in October, 1996.

EXPENSES

Compensation and employee benefits expenses increased 62% to $2.1 million for the six months ended October 31, 1997 from $1.3 million for the same period in the prior year. The increase is due to adding personnel as the Company implemented its growth plan, as well as the impact of consolidating the operating results of Finet, MMI, PTN and PAMN for the six months ended October 31, 1997. Prior year results are for MMI only.

Office expense increased 31% from $508.9 thousand in 1997 to $668.6 thousand in fiscal 1998, primarily due to the Company's expansion.

Marketing expense increased from $105 thousand in fiscal 1997 to $266 thousand in fiscal 1998, an increase of 153%. The increase was due to the Company's expenditures for marketing its technology services, particularly the Agent Connector software.

Professional fees increased 257% from $195.8 thousand in the first six months of fiscal 1997 to $698.2 thousand in the same period in 1998. The increase is attributable primarily to the Company's acquisitions and expansion. Audit and accounting fees increased $161 thousand due to the increase in complexity arising from being a single private company during most of 1997 and being a public company with three subsidiaries in 1998. Consulting fees increased by $385 thousand in 1998, primarily due to expenses related to developing new technologies as part of the Company's business development activities.

Occupancy expense increased 79%, from $107.8 thousand in fiscal 1997 to $192.9 thousand in fiscal 1998. The increase is due to the Company's need for additional facilities arising from its expansion and business development activities.

Other expenses increased 871% from $35 thousand in 1997 to $340 thousand in 1998, The increase is due primarily to a $205 thousand provision for estimated losses on repurchase of non-performing loans from investors. The remainder of the increase was due to the Company's business development expenditures.

           CAPITAL EXPENDITURES, LIQUIDITY AND CAPITAL RESOURCES

The Company's normal cash requirements are to meet operating expenses, including sales and marketing activities, to fund further expansion of the Company's technology related business activities, to satisfy accrued liabilities and accounts payable, and to satisfy other liabilities as they become due.

CASH FLOWS

The Company experienced an increase in cash of $631.4 thousand in the first six months of 1998, compared to a decrease in cash of $505.4 thousand in same period in the prior year.

Cash Flow From Operations

Since MMI is curently the largest business unit in the consolidated group, the Company's cash flows are reflective of fluctuations in mortgage loans originated and sold during the period. While loan originations decreased from $193.4 million to $182.3 million in the first six months of 1997 and 1998, respectively, the amount of loans and servicing rights in inventory increased in fiscal 1998 by approximately $16.3 million. This increase in inventory was largely financed by an increase in warehouse borrowings. The inventory increase was the primary factor that contributed to the $15.4 million decrease in cash used by operating activities in the first six months of 1998, compared to $1.5 million of cash provided by operating activities in the first six months of the prior year.

Cash Used for Investing Activities

The Company began to implement its business growth strategy in fiscal 1998. Consequently, mortgage servicing rights were purchased ($165 thousand), intangible assets were purchased from NDS ($202,000 in cash and $808,000 in common stock issued) and advances of $270,755 were made to REOS to support the development of Agent Connector. Thus, investing activities used $692,666 in cash in 1998 compared to using $316,797 in 1997.

Cash Provided by Financing Activities

The Company experienced a $16.7 million increase in cash provided by financing activities in 1998, compared to cash used by financing activities of $1.7 million in 1997. Due to the increase in loans in inventory in
1998 as compared to the same period in the prior year, warehouse line of credit borrowings increased $12.9 million in 1998, compared to a decrease of $1.3 million in 1997. The Company also received $3.9 million in cash proceeds in 1998 from stock issued from April through October 31, 1997, compared to zero in 1997. Management intends to use these funds primarily for investments, including acquisitions of servicing rights and the development and marketing of its technology services.

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

The Company is currently expending cash resources to support its business development activities in PTN and PAMN, as the revenues they are generating, though increasing, are currently insufficient to cover start-up and operating costs. The Company expects within this business cycle that all business units will generate revenues sufficient to cover their respective operating expenses. Management believes it has sufficient cash and short term financing alternatives to finance operations until they reach positive cash flow.

CAPITAL EXPENDITURES

The Company is in the process of completing the purchase of certain assets and liabilities of Real Estate Office Software, Inc. for a purchase price of $827,296. The Company has advanced $455,755 to REOS to support development and marketing costs for the Agent Connector. The Company expects the remainder of the consideration to be a combination of cash used to retire certain liabilities and the remainder in the form of common stock.

The  Company  purchased $1,010,000 in intangible assets from  NDS  Software
(NDS) for $202,000 in cash and $808,000 in common stock issued. The assets consisted of software, contract programming services, mortgage leads and marketing access to certain NDS customers.

In the third quarter of 1997, the Company implemented a Purchased Mortgage Servicing Rights ("PMSR") acquisition strategy. To date, $73 million of PMSRs have been purchased, of which $5.4 million have subsequently been resold, for a gain of $47.4 thousand. The Company plans to acquire approximately $800 million of additional PMSRs in 1998 to add to its current servicing portfolio of $193.6 million and, thus far, has committed to purchased approximately $318 million of servicing rights on December 31, 1997 for approximately $2.4 million. The PMSR's may be acquired directly or through an open market auction process. Prices vary for servicing rights, however this strategy represents a planned investment of approximately $8 million, which the Company plans to finance on a secured basis. The Company has begun discussions to arrange the financing required for these planned investments. The Company's ability to acquire this additional servicing is dependent on the servicing available on the market,the Company's success in pricing and bidding, and the ability to arrange the credit facilities to do so. Accordingly, the remaining potential capital expenditures are not assured.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company has continued to seek resolution of all remaining previously reported legal proceedings, which resulted primarily from unsecured creditor actions and/or judgments instituted in prior years. During the six month period ended October 31, 1997, the Company completed the settlement of two such unsecured creditor actions.

Item 2. CHANGES IN SECURITIES

Authorized common shares were increased to 60 million from 40 million, effective October 30, 1997 (See Note 4).

During the quarter ended October 31, 1997, a total of 695,583 shares of the Company's common stock and 2,704,167 warrants to purchase shares were issued, as follows:

     A group of ten individuals purchased 300,000 common shares and warrants to purchase 300,000 common shares at an exercise price of $5.00 per share which expire in 2002 for $900,000 under Regulation D.

     An individual agreed to purchase 1,000,000 common shares and warrants to purchase 1,000,000 common shares at an exercise price of $5.00 per share which expire in 2002 for $3,000,000 under Regulation D. Of these shares, 166,667 were purchased for $500,000 and 166,667 warrants were issued during the quarter. The remainder of the purchase will be completed on December 29, 1997.

     159,942 common shares were issued to three individuals as a correcting adjustment to fully comply with the terms of a loan agreement entered into by the Company in 1996.

     33,974 common shares were issued to two individuals: 21,474 shares pursuant to the exercise of net exercise options granted as consideration for consulting services and 12,500 shares pursuant to the exercise of warrants for a consideration of $18,750.

     33,000 shares were issued in settlement of a judgement obtained by a former employee.

     2,000 common shares were issued to an individual as consideration for services.

     Warrants to purchase 2,000,000 common shares at an exercise price of $4.00 per share and expiring in 2002 were granted to an individual as consideration for services.

     Warrants to purchase a total of 237,500 common shares at an exercise price of $1.50 per share and expiring in 2002 were granted to the Company's former placement agent and a former debenture holder pursuant to the terms of agreements.


In May, 1997 the Company applied to have its Common Stock listed on the Nasdaq SmallCap Market. In November, 1997 its application was approved. Accordingly, on November 11, 1997 trading of shares of its Common Stock under the symbol FNHC commenced on the Nasdaq SmallCap Market.

The following table sets forth the range of high, low and average closing prices per share of the Common Stock and total number of shares traded during the period since April 30, 1997.

                         QUARTER      QUARTER     QUARTER     MONTHLY
PERIOD:                  HIGH/ASK     LOW/BID    CLOSE/AVG    AVG VOL
----------------------   ---------   --------    ---------   ---------
First Quarter            $ 6.375     $ 2.188     $ 2.875       454,900
Second Quarter             8.000       2.875       7.250     1,105,900
Third Quarter (thru 12/10) 7.375       4.500       5.6875    3,164,600

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During  the  second  quarter,  the Company's Board  of  Directors  resolved unanimously to recommend to shareholders that the number of shares authorized of the Company's common stock be increased from 40 million to 60 million. Subsequently, a majority of shareholders of record approved by written consent a certificate of amendment of the Company's restated certificate of incorporation to so increase the number of common shares authorized. The amendment was recorded by the Secretary of State of Delaware on October 30, 1997.

On November 20, 1997, at the Company's annual shareholder meeting, individuals and proxies representing a total of approximately 61% of shares outstanding at the record date of October 31, 1997 unanimously approved three items, as described in the proxy statement sent to all shareholders:
a) relection of all seven current directors (Jose Maria Salema Garcao, Jose Filipe Guedes, Jan Hoeffel, S. Lewis Meyer, James W. Noack, L. Daniel Rawitch and Stephen J. Sogin), b) reappointment of Reuben E. Price & Co. as independent auditors for the year ending April 30, 1998, and c) approval of a resolution of the Board of Directors to amend the Company's stock option plan. (See Note 11)

Item 5.  OTHER INFORMATION

During November, 1997, the Company signed two letters of intent to purchase the servicing rights for approximately 2,600 FHLMC and FNMA mortgage loans with a principal balance in excess of $318 million. These transactions are expected to close on December 31, 1997 and to increase the Company's net loan servicing income by more than $50,000 per month.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

No reports on Form 8-K were submitted during the second quarter.

                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: December 15, 1997                 /s/    L. Daniel Rawitch
                                        L. Daniel Rawitch
                                          (CEO   and   Principal  Executive
Officer)



Date December 15, 1997                  /s/    George Winkel
                                        George Winkel
                                          (CFO   and   Principal  Financial
Officer)
</TEXT?