Form 10QSB
period 1998-01-31
FINET HOLDINGS CORP
filed 1998-03-17
CIK 852450

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

              For the quarterly period ended January 31, 1998

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

                               Yes 'X'  No.

The number of shares outstanding of each of the issuer's classes of common stock was 30,536,684 shares of common stock, par value $.01, as of March 10, 1998.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Balance Sheets........................ ............................
3
        January 31, 1998 (unaudited)and April 30, 1997

      Unaudited Statements of Operations
        Three Months Ended January 31, 1998 and 1997.....................
4
        Nine Months Ended January 31, 1998 and 1997......................
5

      Unaudited Statements of Cash Flow
        Nine Months Ended January 31, 1998 and 1997......................
6

      Notes to Unaudited Financial Statements............................
8

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................
15


                        PART II - OTHER INFORMATION

1.    Legal Proceedings..................................................
22

2.    Changes in Securities..............................................
22

4.    Submission of Matters to a Vote of Security Holders................
22

5.    Other Information..................................................
22

6.    Exhibits and Reports on Form 8-K...................................
23

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                        FINET HOLDINGS CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                                         January 31,
April 30,
                                                            1998
1997
                                                        (unaudited)
(audited)
                                                        ------------ ------
------
                                  ASSETS
Cash..................................................  $ 2,201,700  $
603,300
Accounts receivable from sales of mortgage
  loans and servicing rights..........................    6,879,500
3,453,200
Mortgage loan servicing advances and
  other receivables (Note 5)..........................      764,800
644,100
Accounts receivable from affiliates...................       18,600
-
Notes receivable......................................       72,000
247,000
Notes receivable - officers...........................      129,100
144,300
Mortgages held for sale, net..........................   12,403,100
7,268,900
Mortgage servicing rights (Note 6)....................    4,450,500
579,000
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,776,200 & $1,712,800.    1,114,900
1,096,700
Intangible     assets.....................................        2,204,600
-
Other assets (Notes 4 & 7)............................      195,300
213,400
                                                        ------------ ------
------
    Total assets......................................  $30,434,100
$14,249,900
                                                        ============
============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line of credit (Note 8) ....................  $18,529,300
$10,209,200
Accounts payable......................................    4,120,500
720,900
Revolving line of credit .............................      845,000
100,000
Note payable and capitalized leases (Note 8) .........      809,400
1,017,900
Accrued expenses and other liabilities................      446,400
686,300
Liabilities subject to compromise.....................      441,700
474,500
                                                        ------------ ------
------
    Total liabilities.................................   25,192,300
13,208,800
                                                        ------------ ------
------
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.01 par value, (100,000 shares
  authorized, none issued and outstanding)............         -
-
Common stock, $.01 par value, (60,000,000 shares
  authorized, 30,511,709 & 24,763,030 shares issued
  and outstanding.....................................      371,400
312,400
Common stock subscribed (3,991,250 shares)............         -
39,900
Paid in capital.......................................   11,405,600
5,814,200
Less: Stock subscription receivable (2,991,250 shares)         -
(2,693,000
Accumulated deficit...................................   (6,535,200)
(2,432,400)
                                                        ------------ ------
------
    Total stockholders' equity........................    5,241,800
1,041,100
                                                        ------------ ------
------
    Total liabilities and stockholders' equity......... $30,434,100
$14,249,900
                                                        ============
============

 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                        January 31,
                                                  -------------------------
-
                                                      1998          1997
                                                  ------------  -----------
-
                                                                   \
REVENUES
Gain on sale of mortgage loans and
  servicing rights..............................  $   967,100   $   448,100
Gain on bulk sale of servicing rights (Note 5)..          -         581,800
Interest income.................................      359,400       339,900
Loan servicing fees, net........................       13,700       167,500
Service center loan brokerage fees..............       89,600        11,400
Sale of mortgage leads..........................       (9,400)       40,600
Membership fees.................................       39,000          -
Other...........................................       14,300
(3,000)
                                                  ------------  -----------
-
    Total revenues..............................    1,473,700     1,586,300

EXPENSES
Compensation and employee benefits..............    1,201,900       767,700
General & Administrative........................      458,100       271,800
Interest expense................................      378,200       345,300
Professional fees...............................      328,300       142,500
Marketing.......................................      177,300       164,500
Depreciation and amortization...................       77,900       112,900
Other...........................................       81,200       330,300
                                                  ------------  -----------
-
    Total expenses..............................    2,702,900     2,135,000
                                                  ------------  -----------
Loss before income taxes and extraordinary gain.   (1,229,200)
(548,700)
Income tax......................................         -             -
Extraordinary gain on liabilities subject to
 compromise, net of taxes.......................         -           33,000
                                                  ------------  -----------
-
NET LOSS........................................  $(1,229,200)  $
(515,700)
                                                  ============
============

NET LOSS PER SHARE BEFORE EXTRAORDINARY GAIN....  $      (.04)  $
(.04)
EXTRAORDINARY GAIN ON LIABILITIES SUBJECT TO
  COMPROMISE....................................  $        --   $        --
                                                  ------------  -----------
-
NET LOSS PER COMMON SHARE (Note 3) .............  $      (.04)  $
(.04)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING...................................   30,074,897    13,605,900
                                                  ============
============

The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                      NINE MONTHS ENDED
                                                        January 31,
                                                  -------------------------
-
                                                      1998          1997
                                                  ------------  -----------
-
REVENUES
Gain on sale of mortgage loans and
  servicing rights..............................  $ 2,030,200   $ 1,121,800
Gain on bulk sale of servicing rights (Note 5)..      182,200       601,500
Interest income.................................    1,085,100       927,900
Loan servicing fees, net........................      267,000       529,800
Service center loan brokerage fees..............      173,900        30,800
Sale of mortgage leads..........................       87,700        18,400
Membership fees.................................       39,000          -
Other...........................................       79,900        62,800
                                                  ------------  -----------
-
    Total revenues..............................    3,945,000     3,293,000

EXPENSES
Compensation and employee benefits..............    3,312,400     2,059,100
General & administrative........................    1,406,800       950,000
Interest expense................................    1,090,400       953,800
Professional fees...............................    1,026,500       338,300
Marketing.......................................      443,800       269,800
Depreciation and amortization...................      310,200       295,700
Loss on disposition of assets...................       39,300          -
Other...........................................      421,400       366,100
                                                  ------------  -----------
-
    Total expenses..............................    8,050,800     5,232,800
                                                  ------------  -----------
Loss before income taxes and extraordinary gain.   (4,105,800)
(1,939,800)
Income tax expense..............................         -             -
Extraordinary gain on liabilities subject to
 compromise, net of taxes.......................        3,000        33,000
                                                  ------------  -----------
-
NET LOSS........................................  $(4,102,800)
$(1,906,800)
                                                  ============
============
NET LOSS PER SHARE BEFORE EXTRAORDINARY GAIN....  $      (.14)  $
(.19)
EXTRAORDINARY GAIN ON LIABILITIES SUBJECT TO
  COMPROMISE....................................  $       .00   $       .00
                                                  ------------  -----------
-
NET LOSS PER COMMON SHARE (Note 3)..............  $      (.14)  $
(.19)
                                                  ============
============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING...................................   29,200,211    10,135,304
                                                  ============
============

 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                            January 31,
                                                          1998
1997
                                                     ------------- --------
-----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................... $ (4,102,800)
(1,906,800)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.....................      310,200
295,700
  Extraordinary gain on liabilities subject to
  compromise........................................       (3,000)
(33,000)
  Provision for losses on loans and real
   estate owned.....................................       44,100
49,400
  Amortization of owned servicing rights............      173,100
-
  Loss on disposition of property, plant and
  equipment.........................................       39,300
9,000
  Gain on sale of purchased mortgage servicing rights     (47,500)
-
  Expense paid through the issue of common stock....      157,600
-
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables from sales
   of mortgage loans and loan servicing rights......   (3,426,500)
7,286,000
  Mortgage loans originated......................... (285,017,300)
(278,512,500)
  Mortgage loans sold...............................  279,839,000
282,173,400
  Increase in originated mortgage
   servicing rights, net............................     (582,300)
(829,100)
  (Increase) decrease in mortgage loan servicing
   advances and other receivables...................     (120,700)
181,200
  Decrease in notes receivable - officers...........       15,300
-
  Increase (decrease) in prepaids and other assets..       18,100
(430,600)
  Increase (decrease)in accounts payable, accrued
    Expenses and other liabilities..................    3,316,000
(155,600)
                                                     ------------- --------
-----
  Net cash (used) provided by operating activities     (9,387,400)
8,127,100
                                                     ------------- --------
-----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights..............   (3,490,100)
(286,300)
 Proceeds of sale of purchased servicing rights.....       75,300
-
 Proceeds of sale of life insurance to officer......         -
165,600
 Purchase of furniture, fixtures and equipment......     (289,600)
(54,400)
 Repurchase of common stock.........................         -
(180,000)
 Proceeds of sale of furniture, fixtures
  and equipment.....................................          400
-
 Purchase of intangible assets......................     (721,600)
-
 Settlements of liabilities subject to compromise...       (7,500)
-
 Creditors' settlements paid with cash..............         -
(26,300)
 Advances to affiliates.............................      (18,600)
-
 Cash acquired with acquisition.....................         -
50,200
                                                     ------------- --------
-----Net cash used by investing activities...............   (4,451,700)
(331,200)
                                                     ------------- --------
-----

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.............    6,581,800
2,825,000
 Proceeds from exercise and sale of
  common stock warrants.............................       22,900
-
 Reimbursement of short swing profits...............       61,300
-
 Net increase (decrease) in warehouse borrowings....    8,320,100
(8,976,200)
 Proceeds from advances on note payable and
  line of credit....................................    1,150,000
1,850,000
 Principal payments on note payable and line of
  credit............................................     (698,600)
(2,208,400)
 Proceeds of life insurance cash surrender value
  loan.............................................          -
159,000
 Repayment of life insurance cash surrender value
  loan.............................................          -
(159,000)
 Proceeds from notes payable to officer............          -
724,200
 Repayment of notes payable to officers............          -
(709,200)
 Cash distributions to former shareholders.........          -
(1,040,000)
 Proceeds of pre-acquisition advances to affiliates          -
(1,377,300)
 Repayment of pre-acquisition advances repaid by
  affiliates.......................................          -
660,100
                                                      ------------  -------
-----
  Net cash provided (used) by financing activities     15,437,500
(8,251,800)
                                                      ------------  -------
-----
  Increase (decrease) in cash.......................    1,598,400
(455,900)

  Cash at beginning of period.......................      603,300
672,700
                                                      ------------- -------
-----
  Cash at end of period.............................  $ 2,201,700   $
216,800
                                                      ============
============

Supplemental cash flow information (Note 11)

 The accompanying notes are an integral part of the consolidated financial statements.

<PAGE > 8

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

BUSINESS

Finet is engaged in electronic commerce (EC) in the residential real estate industry and organized around two EC groups: Technology Systems and Services (TS&S) and Homeowner Services (HS). With the exception of occasional bulk purchase or sale of servicing rights, the Company's TS&S and HS revenues are derived from activities that are fully or materially conducted electronically, and thus are considered electronic commerce revenues.

TS&S develops and distributes systems and services that link businesses to consumers and other businesses over the Internet. TS&S includes the Property Transaction Network (PTN), an Internet-based realty services provider and distributor of Agent Connector Internet software for realtors, and the iQualify Internet service enabling consumers to receive a loan decision from Fannie Mae automated underwriting system.

The HS group conducts electronic wholesale and retail commerce. It includes Monument Mortgage, Inc., Finet's highly automated mortgage banking unit that provides and services prime and sub prime home loans, PreferenceAmerica Mortgage Network (PAMN), an electronic mortgage broker representing many mortgage lenders, and the Finet Service Center, where salaried counselors assist consumers in selecting appropriate solutions to their homeowner related needs. The Company also owns several inactive corporations.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the quarter and nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998.

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

4 . ACQUISITIONS

In December 1997, the Company completed the purchase of substantially all of the assets of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation. REOS is a software development and marketing company whose primary product was a proprietary Realtor productivity tool called the Real Estate Office. The total price paid was $1,140,772, of which $640,772 was paid in cash. The remaining $500,000 is to be paid in the form of Company stock which has not yet been issued. Two hundred thousand shares of common stock will be issued at a price of $2.50 per share. The stock will be placed in an escrow account and portions released to the seller periodically as certain audits are performed. The issuance value of the stock will be adjusted downward for any adverse changes in the value and content of the net assets purchased, as determined by the audits.

On January 10, 1998 the Company entered into a letter of intent with Coastal Federal Mortgage Company ("Coastal"), a New Jersey corporation, for the purpose of Finet acquiring all of the issued and outstanding stock of Coastal. Coastal is a mortgage banking firm operating in 16 eastern states and specializing in sub prime lending. In 1997, Coastal had revenues of $5.9 million and after tax net income of $0.8 million (unaudited). The parties have agreed to complete a formal closing of the transaction before April 15, 1998.

5.  MORTGAGE LOAN SERVICING

The Company's servicing portfolio is comprised primarily of conventional mortgage loans. The outstanding principal balance of serviced loans was $553.4 million, representing 4,403 loans, at January 31, 1998, an increase of 305% from $136.6 million representing 1,017 loans reported for the prior quarter ended October 31, 1997. The increase resulted from both retention of servicing rights on some originated mortgages and the bulk purchase of servicing rights. The majority of loans are securitized through Fannie Mae and Freddie Mac programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the investor and not the Company. In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $1.9 million at January 31, 1998 from the accompanying balance sheet. The Company is required to maintain separate accounting records for its escrow and custodial cash account and the related liabilities.

In addition to the ongoing sale of most servicing rights for originated mortgages, the Company also had bulk sales of servicing rights which were originated and retained in the servicing portfolio in prior fiscal years. Bulk sales of loans with outstanding principal of $44.9 million were sold during the nine months ended January 31, 1998, compared to $71.7 million sold in the same period of the prior year. These sales of prior fiscal year originations resulted in a net gain of $182,200 for the nine months ended January 31, 1998, as compared to a gain of $601,500 for the prior year period. Servicing rights to loans with an unpaid principal balance of approximately $553.4 million were pledged as collateral to lenders as of January 31, 1998.

The Company has issued various representations and warranties associated with whole loan and bulk servicing sales which are standard in the industry. These representations and warranties may require the Company to repurchase defective loans as defined per the applicable servicing and sales agreements. The Company experienced losses of $130,000 and $0 from the repurchase of defective loans during the nine months ended January 31, 1998 and 1997 respectively.

As a routine part of servicing operations, the servicing portfolio contains a number of loans that are in the process of foreclosure, or that have been foreclosed upon by the Company (real estate owned). The dollar amount of loans in foreclosure and real estate owned represented 1.1% of the outstanding servicing portfolio balance as of January 31, 1998. The losses to the Company arising from the foreclosed loans and real estate owned were $74,219 and $49,407 for the nine months ended January 31, 1998 and 1997, respectively.

The Company carried fidelity bond coverage of $950,000 and errors and omission coverage of $950,000 as of January 31, 1998.

6.   OWNED SERVICING RIGHTS, NET

Owned servicing rights, net of amortization, at January 31, 1998 and April 30, 1997,consisted of the following:

                                               January 31,1998    April 30,
1997
Originated mortgage servicing rights:         $  891,700         $  332,300
Purchased mortgage servicing rights:           3,558,800            246,700
                                             ------------        ----------
-
Total owned servicing rights                  $4,450,500         $  579,000
                                                               ============
===========

7. PURCHASE OF INTANGIBLE ASSETS

On May 29, 1997, the Company and NDS Software, Inc. ("NDS"), a generic software development company and operator of a nationwide multiple listing of homes for sale Internet site, entered into an agreement whereby the Company purchased certain rights to NDS' customer list, programming services and mortgage leads for $1,010,000, in the form of $202,000 in cash and 202,000 shares of its common stock valued at $4.00 per share. The common stock was issued on June 5, 1997. The agreement terms require an adjustment to the share consideration if the market price of the Company's shares is not at or above $4.00 per share on the earlier of the Company's registration of the common shares issued to NDS or June 3, 1998, to maintain a value equal to $808,000 at the time, subject to a maximum additional shares issuable of 1,414,000 shares.

On January 16, 1998, the Company entered into a second agreement with NDS to form a company and share equally the net revenues of a new intranet website for buyer agents called CityNet.com., which combines the home listing of Homeseekers.com with the Company's iQualify system. Finet contributed the functionality of its iQualify system, NDS contributed certain hardware, Internet connectivity and 300,000 shares of NDS stock. Finet has the right to withdraw a pro rata amount of 100,000 shares of that stock annually for three years to the extent that NDS fails to meet certain obligations to bring traffic to the site.

The Company is evaluating the ultimate realizable value of the asset recorded from the May 29, 1997 agreement, based on its expected future benefits and its relationship to the January 16, 1998 agreement.

8.  DEBT

The following table and comments present summary information regarding the Company's debt as of January 31, 1998 and April 30, 1997:

                                    Jan 31, 1998    Interest
Facility                                      Balance                  Rate
Expires or Due
--------------------------------  --------------  --------------   --------
-----------
REVOLVING/CURRENT
Warehouse line of credit           $ 18,529,300   LIBOR + 2.00;    December
31, 1998
  ($10 million committed, $25                     LIBOR + 2.25
  million uncommitted gestation)                  for sub-prime
Revolving line of credit                845,000   Prime plus       December
31, 1998
  ($1 million committed)                          0.625%
                                   ------------
Total revolving/current debt         19,374,300
                                   ------------


LONG TERM
Note  payable                            541,600   Prime  plus        April
30, 2000
($1 million original note)                        0.625%
Capitalized leases                      267,800                    1999  to
2000
                                   ------------
Total long term debt                    809,400
                                   ------------
Total debt                         $ 20,183,700
                                   ============

                                    Apr 30, 1997    Interest
Facility                                      Balance                  Rate
Expires or Due
--------------------------------  --------------  --------------   --------
-----------
REVOLVING/CURRENT
Warehouse  line of credit           $ 10,209,200   LIBOR + 2.00;     August
31, 1997
  ($10 million committed, $25                     LIBOR + 2.25
  million uncommitted gestation)                  for sub-prime
Revolving  line of credit                100,000   Prime plus        August
31, 1997
  ($1 million committed)                          0.625%
                                   ------------
Total revolving/current debt         10,309,200
                                   ------------

LONG TERM
Note  payable                            729,200   Prime  plus        April
30, 2000
($1 million original note)                        0.625%
Capitalized leases                      288,700                    1999  to
2000
                                   ------------
Total long term debt                  1,017,900
                                   ------------
Total debt                         $ 11,327,100
                                   ============

COLLATERAL

The warehouse line of credit, the revolving line of credit and the note payable have been with the same lender for eight years. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee. These facilities were granted to MMI prior to its December 31, 1996 acquisition.

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

9. COMMITMENTS AND CONTINGENCIES

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $50 million as of January 31, 1998.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates that were committed to the borrower, amount to $77.2 million as of January 31, 1998. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

GUARANTEES

Subsequent to fiscal year end April 30, 1997, Finet issued to Residential Funding Corporation ("RFC") on behalf of its wholly owned subsidiary, MMI, a corporate guarantee of all MMI's borrowing agreements with RFC (See Note
8).

Under the terms of an agreement with NDS, the Company has a contingent obligation to adjust the share consideration of that agreement if the market price of the Company's common shares is not at or above $4.00 per share on the earlier of the Company's registration of NDS' shares or June 3, 1998 (See Note 7).

10. ISSUANCE OF COMMON STOCK

In October, 1997, a total of 1,300,000 shares of the Company's common stock were subscribed in a private placement under Regulation D for total proceeds of $3,900,000, of which $1.4 million was received and 466,667 common shares and warrants to purchase 466,667 common shares at an exercise price of $5.00 per share and expiring in 2002 were issued. Of these proceeds, $1,175,000 are designated and used for investment purposes. As agreed, the Company received the final subscription proceeds in the amount of $2,500,000 on December 29, 1997 and issued 833,333 common shares and warrants to purchase 833,333 common shares under the same terms.

Additionally, during the nine months ended January 31, 1998 a total of 228,917 shares and warrants expiring in 2002 to purchase 2,237,494 common shares at exercise prices of $1.50 to $4.00 per share were issued to fulfill the terms of various agreements. A further 9,100 common shares were issued to 133 employees and consultants as a year-end bonus in amounts of 25, 50 or 100 shares, depending on their length of service with the Company. At January 31, 1998 a total of 30,511,709 common shares, 10,438,197 warrants and 748,249 options were outstanding.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the nine month periods ended January 31, 1998 and 1997:

                                                       1998          1997
                                                   -----------   ----------
-
Cash paid during the period for:
   Interest on line of credit and other borrowings  $1,063,900     $
965,500
   Income taxes                                           -              -

  Common stock issued for:
    Expenses                                           157,600           -
    Settlement of liabilities subject to compromise     22,300           -
    Settlement of accrued liabilities                  149,700           -
    Purchase of intangible assets                    1,308,000           -

Distributions to prior shareholders:
     Distributions    declared   to   prior    shareholders               -
740,700
      Distributions    paid    to    shareholders                         -
(1,040,000)
                                                    -----------    --------
---
Change       in       distributions      payable      to       shareholders
(299,300)

Assets    and    lease    obligations    capitalized                      -
165,200
Common    stock    issued   for   creditor    settlements                 -
115,000
Common   stock   issued   for   interest   and   lender   fees            -
259,600
Common    stock   issued   in   exchange   for   debt                     -
1,170,000

Assets acquired in acquistions:
          Cash                                                            -
50,200
      Furniture,    fixtures    and    equipment                          -
246,300
        Other      assets                                                 -
279,700
     Accounts   payable   and   other   accrued   expenses                -
(1,609,400)
          Debt                                                            -
(1,389,200)
      Liabilities    subject    to    compromise                          -
(968,700)
        Accumulated      deficit                                          -
3,391,200

12.  SUBSEQUENT EVENTS

NEW STOCK OPTION PLANS

On February 18, 1997, the Company's Board of Directors unanimously resolved to replace the Company's 1989 Stock Option Plan with a new 10 year qualified incentive stock option plan, to form a separate non-qualified stock option for non-employee directors, and to form a stock bonus plan. The number of shares reserved for these three plans were 2,000,000, 500,000 and 875,000, respectively. Currently granted and unexercised options to acquire 748,249 shares under the 1989 plan are unaffected by the new plan. The plans will be submitted to shareholders for approval.

PURCHASE OF MORTGAGE SERVICING RIGHTS

During February 1998, the Company entered an agreement to purchase the rights to service approximately 1,000 Freddie Mac and Fannie Mae mortgage loans with a total principal balance of approximately of $100 million for approximately $1.14 million. The transaction closed on February 28, 1998.

PENDING ACQUISITION

On March 4, 1998 Finet entered into a letter of intent with MICAL Mortgage, Inc. ("MICAL"), a California corporation, for the purpose of Finet acquiring all of the issued and outstanding stock of MICAL. MICAL is a full service mortgage banker operating in 18 states and specializing in FHA and VA loans. MICAL currently originates approximately $70 million in loans per month, of which approximately 65% are higher margin FHA and VA loans. The parties have agreed to complete a formal closing of the transaction before March 31, 1998.

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

                           RESULTS OF OPERATIONS

REPORTING ENTITY

The acquisition of Monument Mortgage, Inc. (MMI) by Finet on December 31, 1997 was accounted for as a reverse acquisition whereby MMI is considered the acquiring corporation for accounting and financial statement reporting purposes and MMI's historical financial statements are deemed to be the historical financial statements of the reporting entity. The consolidated financial statements at January 31, 1998 include the financial statements of Finet's wholly owned subsidiaries MMI, PreferenceAmerica Mortgage Network (PAMN) and Property Transaction Network (PTN). The Company has established the following Internet websites: www.finetholdings.com, www.monument.com, www.pamn.com, www.theptn.com, and www.iqualify.com. Finet also owns several inactive corporate entities. All material intercompany transactions and amounts have been eliminated in consolidation. All references herein to a year (e.g. 1998) refer to the fiscal year ended April 30 of that year.

BUSINESS

Finet is engaged in electronic commerce in the residential real estate industry and is organized around two electronic commerce (EC) groups:
Technology Systems and Services (TS&S) and Homeowner Services (HS).

HS operates in the EC business commerce sector providing wholesale and retail real estate financing and transaction related services. The start up phase TS&S group, formed in 1997, operates in the EC sector that provides software and services that link businesses and customers over the Internet.

With the exception of occasional bulk purchase or sale of servicing rights, the Company's TS&S and HS revenues are derived from activities that are fully or materially conducted electronically, and thus are considered electronic commerce revenues.

TS&S currently offers two unique, first-to-market Internet software systems: iQualify for consumers and Agent Connector for realtors who become members of Finet's Property Transaction Network (PTN). Each of these products were nominated for several awards for technological innovation and consumer empowerment, including iQualify and Fannie Mae being jointly nominated for the prestigious Computerworld Smithsonian Award.

With Finet's iQualify.com Website, consumers can submit a mortgage loan application to Fannie Mae's automated underwriting system over the Internet and receive a decision in minutes. With the decision comes instructions for closing and the ability to connect to the Finet service center or participating lenders to close the loan.

Agent Connector software, including its realtor customized contact manager features, is provided free to PTN Realtor members, who pay membership fees of $9.95 per month to enable all its Internet features. These features enable Realtors to maintain a virtual electronic office, post and edit personal websites and home listings to the Internet, exchange e-mail, conduct video home tours, and electronically connect directly to Finet loan counselors, all from a laptop computer.

COMPARISON OF QUARTERS ENDED JANUARY 31, 1998 AND 1997

The Company's primary source of revenues were from activities related to providing homeowner financing solutions, either through Monument Mortgage, the Company's highly automated mortgage banking unit, through Monument Acceptance Corporation, the Company's sub prime lending unit, or by brokering loans to other lenders who provide a competitive product for the particular type of loan required.

Currently, more than 60% of the Company's loans are completed through electronic means, compared to less than 10% a year ago. The efficiencies of conducting the majority of its loan origination activities electronically has enabled the Company to significantly increase its monthly loan volume without a corresponding increase in loan operations personnel. Loan volume of $102.7 million for the quarter was up 21% from $85.9 million in the same quarter of 1997.

The Company has continued to invest in personnel and technology to develop TS&S into a capable computer and Internet systems development and delivery unit. The TS&S group was in the start-up phase during the quarter. It introduced the Agent Connector and iQualify software systems and recorded its first revenues in third quarter 1998.

The table below summarizes the relative contributions of these two operating groups during the quarter:

                                    Corporate       Gain on
         HS Group     TS&S Group Support Services  Bulk Sales  Finet Totals
         -----------  ---------- ----------------  ----------  ------------
Revenue  $ 1,444,100  $  39,000  $  (9,400)        $        0  $ 1,473,700
Expense    1,491,500    377,200    834,200                  0    2,702,900
         -----------  ---------  ----------        ----------  -----------
Net loss $    47,400  $ 338,200  $ 843,600         $        0    1,229,200

Net loss from the Company's electronic commerce activities for third quarter 1998 was $1.2 million compared to $1.8 million in the immediately prior quarter and $1.1 million in the same quarter of 1997.

There were no bulk sales of servicing rights in the 1998 quarter and a gain from the bulk sale of servicing rights of $581,800 in the 1997 quarter. The Company has implemented a Purchased Mortgage Servicing Rights ("PMSR") acquisition strategy, and rights to service four loan portfolios totalling $486.5 million were purchased on December 31, 1997.

Consolidated net loss for the 1998 quarter was $1.2 million, compared to $0.5 million reported for the same quarter of 1997. Both before and after extraordinary gains, loss per share was $.04 for the 1998 quarter and $.04 for the same quarter of 1997, based on shares used to compute earnings per share of 30,074,897 and 13,605,912 in 1998 and 1997, respectively.

A special projects division was established during the quarter. It will focus on providing customized homebuyer financing solutions to major home builder organizations and relocation companies.

On January 10, 1998, Finet entered into a letter of intent with Coastal Federal Mortgage Company ("Coastal"), a New Jersey corporation, for the purpose of the Registrant acquiring 100% of the issued and outstanding stock of Coastal. Coastal is a mortgage banking firm operating in 16 eastern states and specializing in sub prime lending.

As the Company's operations are expanding and its various electronic commerce revenue sources and volumes are increasing, management believes the results of operations for the quarter ended January 31, 1998 are not indicative of results that can be expected in future periods.

REVENUES

Revenues from electronic commerce activities for the quarter ended January 31, 1998 increased 50% to $1.5 million from the $1.0 million reported on the same basis for the same period last year and increased 25% from $1.2 million in the immediately prior quarter. This increase in revenues was attributable to a 55% increase in the net gain on the ongoing (or "flow" as opposed to "bulk") sale of mortgage loans and servicing rights, offset by a decrease in net servicing revenue from a smaller portfolio of serviced loans. No bulk sales of mortgage servicing rights occurred during the 1998 quarter, but 1997 quarterly revenues included a gain of $0.6 million from the bulk sale of loan servicing rights.

Loan revenues are comprised of loans originated by MMI's wholesale network, whose mortgage brokers increasing use Fannie Mae's Desktop Originator/Desktop Underwriter automated loan approval system, and loans originated through Finet's retail service center. Additionally, the service center earns fees from brokering loans to other lenders. Such fees, which are included in the revenue totals above, increased to $89,600 in third quarter 1998 as a result of increased service center activity.

In fiscal 1998, the Company started offering mortgage loans to borrowers with credit ratings below the "A" level ("sub prime borrowing"). While the volume of these loans is lower ($1.0 million of sub prime loans were originated in January 1998, compared to $36 million of A level loans), the margin is significantly higher than the margin on "A" quality loans. These higher margins, plus improved pricing strategies, resulted in the overall margin earned on sales of mortgage loans/servicing rights increasing from 53 basis points in 1997 to 94 basis points in 1998.

Loan servicing fee net revenues decreased to $13,700 in the quarter ended January 31, 1998 from $167,500 in the prior year's third quarter. The portfolio balance declined from the prior year's quarter due to the routine payoff of serviced loans and the bulk sales of servicing assets. The servicing portfolio was not materially replenished with newly originated loans during this period as most originated loans were sold with servicing rights attached. Amortization of PMSR purchased in December 1997 also reduced net servicing revenue. Servicing cash flow is expected to increase by approximately $1.1 million annually from the Company's recent purchase of servicing rights described herein, however after amortization and financing expense the increase in net income will not be significant.

The Company's telemarketing unit, Mortgage Marketing Concepts, generates mortgage leads from a variety of sources and in various states, sometimes including states in which the Company is not currently licensed. These leads may be used by the Finet service center and/or sold to other non-affiliated mortgage brokers. Revenue from the sale of mortgage leads decreased from $40,600 in 1997 to $(9,400) in 1998 as a result of diverting the flow of leads to the Finet service center to increase its loan volume in 1998.

During the quarter, the startup phase TS&S group, which was formed in mid-1997 and introduced the Agent Connector and iQualify systems in November 1997, earned its first revenues of $39,000 from PTN realtor membership fees and iQualify usage fees. The Company expects TS&S to become a material contributor to revenues as its products and services gain wider acceptance and use. The Company is in discussions with several national real estate firms interested in participating in the distribution of these products.

EXPENSES

Compensation and employee benefits expenses increased 56% to $1.2 million for the quarter ended January 31, 1998 from $767,700 for the quarter ended January 31, 1997. The increase is due primarily to increasing the TS&S staff and additional management and administrative personnel as the Company implemented its growth plan. Prior year expenses are primarily for MMI only.

General & administrative expense increased 64% from $271,800 to $458,100 primarily as a result of leasing and insuring office facilities in Nevada that house the PTN and the Company's telemarketing unit, and the purchase of directors and officers liability coverage.

Professional fees increased 130% from $142,500 in 1997 to $328,300 in 1998. The increase is attributable primarily to the Company's acquisitions and expansion and related consulting services for developing new technologies as part of the Company's business development activities and consulting services provided by a former MMI owner.

Other expenses declined 75% from $330,300 in 1997 to $81,200 in 1998. The decrease is due primarily to nonrecurring expenses incurred by MMI in the 1997 quarter prior to its acquisition by Finet.

COMPARISON OF YEAR TO DATE PERIODS ENDED JANUARY 31, 1998 AND 1997

The Company is currently implementing a comprehensive business development plan to expand the scope of its services. The 1998 periods include costs related to this plan. The Company's strategic focus has been to develop and grow additional revenue sources as rapidly as possible and secondarily to gradually decrease monthly operating losses to zero in 1998.

Accordingly, monthly loan volume gradually increased over calendar 1997 from $20 million in January 1997 and began to accelerate more rapidly in December 1997, reaching $36 million in January 1998, $71 million in February and is currently tracking even higher for March. Finet's service center loan originations were $1.2 million in January 1998, $2.6 million in February, and by mid-March had reached $6.4 million month-to-date. As expected, third quarter operating losses declined 32% from the second quarter as favorable interest rates and results from the Company's business development activities and introduction of new products began to show their effect, and are expected to decline further in the current quarter.

For the nine month periods ended January 31, 1998 and 1997, electronic commerce revenues increased 41% to $3.8 million from $2.7 million, respectively, as total loan volume increased to $285 million from $278 million and the margin earned on sales of mortgage loans/servicing rights increased from 40 basis points to 71 basis points.

Finet's net loss from electronic commerce activities for the first nine months of 1998 was $4.3 million, compared to $2.5 million reported for MMI's results in the corresponding period of 1997.

1998 and 1997 revenues also included $0.2 million and $0.6 million, respectively, from one-time bulk sales of loan servicing rights. Including these gains, consolidated net loss for the first nine months of 1998 was $4.1 million, compared to $1.9 million for the corresponding period of 1997. Rights to service four loan portfolios totalling $486.5 million were purchased on December 31, 1997 and will increase net servicing revenue in fourth quarter 1998 as these loans are audited and delivered.

Loss per share before and after extraordinary gains was $.14 for the first nine months of 1998, versus $.19 for the same period of 1997, based on shares used to compute earnings per share of 29,200,211 and 10,135,304 in the first nine months of 1998 and 1997, respectively.

The most significant expense category increases were in compensation and employee benefits and general and administrative expenses resulting from staff increases from acquisitions and implementing the business development plan, with related increases in facilities and professional fees.

REVENUES

Revenues from electronic commerce activities for the nine months ended January 31, 1998 increased 41 percent to $3.8 million from the $2.7 million reported on the same basis for the same period last year. The increase in revenues was attributable to an increase in the net gain on sale of mortgage loans and service center loan brokerage fees which more than offset a decline in servicing fees from a smaller portfolio of serviced loans.

Loan servicing fee revenues decreased 50% to $267,000 in the quarter ended January 31, 1998 from $529,800 in the prior year's third quarter. The portfolio balance declined from the prior year due to the payoff of serviced loans and the bulk sales of servicing assets. The servicing portfolio was not materially replenished with newly originated loans during this period as most originated loans were sold with servicing rights attached. Amortization of PMSR purchased in December 1997 also reduced net servicing revenue. The servicing rights purchased during the quarter will, in succeeding periods, add approximately $1.1 million to annual cash flow and a small increase in net servicing revenue after amortization and financing costs.

EXPENSES

Compensation and employee benefits expenses increased 61% to $3.3 million for the nine months ended January 31, 1998 from $2.1 million for the same period in the prior year. The increase is due primarily to increasing the TS&S staff and modest increases in loan operations personnel, as well as the impact of consolidating the operating results of Finet and its operating subsidiaries. Prior year results are primarily for MMI only.

General   and  administrative  expense  increased  48%  from  $950,000   to
$1,406,800, as a result of the Company's expansion.

Professional fees increased 203% from $338,300 in the first nine months of fiscal 1997 to $1.0 million in the same period in 1998. The increase is attributable primarily to the Company's acquisitions and expansion. Audit and accounting fees increased $167,600 due to the increase in complexity arising from being a single private company during most of 1997 and being a public company with three subsidiaries in 1998. The remainder of the increase relates to consulting fees, primarily due to expenses related to developing new technologies as part of the Company's business development activities and the consulting services of a former MMI owner.

Marketing expense increased from $269,800 in fiscal 1997 to $443,800 in fiscal 1998, an increase of 64%. The increase was due to the Company's expenditures for marketing its technology services, particularly the Agent Connector software.

Loss on disposition of assets increased to $39,300 from $0 in 1998 as the result of the disposition of obsolete equipment.

           CAPITAL EXPENDITURES, LIQUIDITY AND CAPITAL RESOURCES

The Company's normal cash requirements are to meet operating expenses, including sales and marketing activities, to fund further expansion of the Company's technology related business activities, to satisfy accrued liabilities and accounts payable, and to satisfy other liabilities as they become due.

CASH FLOWS

The Company experienced an increase in cash of $1.6 million in the first nine months of 1998, compared to a decrease in cash of $456 thousand in the same period of the prior year.

Cash Flow From Operations

With TS&S in the startup phase, the Company's cash flows are primarily reflect the volume of mortgage loans originated and sold by HS during the period. Loan originations increased from $279 million to $285 million in the first nine months of 1998 and the amount of loans and servicing rights in inventory increased by $3.4 million. These increases were financed by an $8.3 million increase in warehouse borrowings.

The funding and inventory increases and the Company's $4.1 million operating loss used $13.5 million in cash from operations. Use of cash was offset primarily by an increase in accounts payable, accrued expenses and other liabilities of $3.3 million. Of these increases, payables increased $2.7 million as a result of the purchase of four servicing rights portfolios on December 31, 1997.

Cash Used for Investing Activities

The Company began to implement its business growth strategy in fiscal 1998. Mortgage servicing rights were purchased ($3.5 million), intangible assets were purchased from NDS ($202,000 in cash and $808,000 in common stock issued) and from REOS ($641,000 in cash, of which $104,000 was disbursed after January 1998, and $500,000 in common stock to be issued). Thus, investing activities overall used $4,451,700 in cash in 1998 compared to using $331,300 in 1997.

Cash Provided by Financing Activities

The Company experienced a $15.4 million increase in cash provided by financing activities in 1998, compared to cash used by financing activities of $8.3 million in 1997. Due to the increase in loan funding volumes and loans in inventory in 1998 as compared to the same period in the prior year, warehouse line of credit borrowings increased $8.3 million in 1998, compared to a decrease of $9.0 million in 1997. The Company also received $6.6 million in cash proceeds in 1998 from stock issued during the nine months ended January 31, 1998, compared to $2.8 million received in 1997. Management intends to use these funds primarily for investments, including acquisitions of servicing rights and the development and marketing of TS&S products and services.

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained a $35 million warehouse borrowing facility capable of supporting a monthly loan funding volume of $80 million or so, given current loan sales and settlement turnaround times. With the introduction of Agent Connector and iQualify and increased staffing of Finet's service center, loan volumes increased to $36 million in January and $71 million in February and are expected to increase further in March. Accordingly, the Company has obtained a temporary increase of its facility to $85 million while its request for a higher permanent increase is reviewed. The pending acquisitions of Coastal and MICAL, each of whom have similar mortgage warehouse borrowing facilities, will need to be integrated as well upon completion. The Company's current lender, RFC, recommends that the additional warehouse lending facility the Company requires be obtained through a syndicate of lenders led by RFC.

Funded loans are immediately sold to investors in the secondary market with the proceeds used to reduce warehouse balances. The Company also maintains a $1 million working capital line of credit at competitive borrowing rates.

The Company mitigates its mortgage banking risks through several common industry practices. The first is to purchase and originate mortgage servicing rights. When loan originations decline as interest rates rise, servicing rights increase in value and can provide a predictable source of earnings and/or cash flow. The second is to offset unfavorable interest rate movements when funding loans by hedging the interest rate locks. The Company has been informed by Tuttle & Co., its hedging advisor that, using Finet's proprietary hedging software, in calendar 1997 it achieved the best hedging performance of any Tuttle & Co. client.

The Company's business development activities are focused on diversifying and increasing the revenues of both TS&S and HS. The Company is currently expending cash resources to support TS&S business development activities. For example, although Agent Connector version 1.0 was introduced in November 1997, a combination of user feedback regarding this unique product and continued rapid advances in technology have resulted in continuous innovation, with version 4.3 just released. The Company expects in calendar 1998 that all business units will generate revenues sufficient to cover their respective operating expenses. Management believes it has sufficient cash and short term financing alternatives to finance operations until they reach positive cash flow.

CAPITAL EXPENDITURES

The Company completed its purchase of certain assets and liabilities of Real Estate Office Software, Inc. for a total purchase price of $1,140,800 in the form of $640,800 in cash and $500,000 in common stock to be issued. The Company purchased $1,010,000 in intangible assets from NDS Software
(NDS) for $202,000 in cash and $808,000 in common stock issued. The assets consisted of software, contract programming services, mortgage leads and marketing access to certain NDS customers.

In third quarter 1997, the Company implemented a Purchased Mortgage Servicing Rights ("PMSR") acquisition strategy. To date, rights to service $486.5 million in loans have been purchased. On February 28, 1998, the Company entered into an agreement to acquire PMSR for an additional $100 million of loans for $1.1 million. These net PMSR additions to the Company's servicing portfolio are expected to increase its net monthly cash flow, commencing in fourth quarter 1998.

As resources permit, the Company plans to retain a higher percentage of Originated Mortgage Servicing Rights ("OMSR") than in 1997 and to acquire additional PMSRs in 1998 to increase its servicing portfolio to over $1 billion before April 30, 1999. The PMSR's may be acquired directly or through an open market auction process. Prices vary for servicing rights, however this plan represents a total investment of approximately $10 million, some of which the Company plans to finance on a secured basis. The Company has begun discussions to arrange the financing required for these planned investments. The Company's ability to acquire this additional servicing is dependent on the servicing available on the market, the Company's success in pricing and bidding, and the ability to arrange the credit facilities to do so. Accordingly, the remaining potential capital expenditures are not assured.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

During the reporting period, the Company was not involved in any material legal proceedings. The Company was involved in routine litigation that is incidental to its business.

Item 2. CHANGES IN SECURITIES

During the quarter ended January 31, 1998, a total of 842,433 shares of the Company's common stock and 833,333 warrants to purchase shares were issued, as follows:

     An individual agreed to purchase 1,000,000 common shares and warrants to purchase 1,000,000 common shares at an exercise price of $5.00 per share which expire in 2002 for $3,000,000 under Regulation D. Of these shares, 166,667 were purchased for $500,000 and 166,667 warrants were issued during the prior quarter. The remainder of the purchase was completed on December 29, 1997.

     9,100 common shares were issued to 133 employees and consultants as a holiday bonus in amounts of 25, 50 or 100 shares, depending on their length of service with the Company.

Pursuant to the acquisition of certain assets and liabilities of REOS, the Company is obligated to, but has not yet issued
200,000 shares of its common stock. (See Note 4)

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

                         QUARTER      QUARTER     QUARTER     MONTHLY
PERIOD:                  HIGH/ASK     LOW/BID    CLOSE/AVG    AVG VOL
----------------------   ---------   --------    ---------   ---------
First Quarter            $ 6.375     $ 2.188     $ 2.875       454,900
Second Quarter             8.000       2.875       7.250     1,105,900
Third Quarter              7.375       3.563       4.000     1,495,100
Fourth Quarter (thru 3/10) 4.125       3.625        N/A

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.  OTHER INFORMATION

Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

On January 6, 1998 the Company filed a report on Form 8-K under item 5 announcing that effective December 31, 1997, the Company completed four separate purchases of residential mortgage loan servicing rights totalling 3,460 loans with a current loan balance outstanding of $427 million. The servicing rights were acquired by Monument Mortgage, Inc., Finet's mortgage banking subsidiary. These acquisitions are part of a previously announced plan to more fully employ Monument's servicing capacity by increasing its total loan servicing portfolio in excess of $1 billion during 1998. The acquired loans were all Fannie Mae or Freddie Mac approved conforming loans.

On January 15, 1998 the Company filed a report on Form 8-K under items 2 and 7 announcing its signing of a letter of intent to acquire Coastal Federal Mortgage Company. No financial statements or information were included in the report.

On March 4, 1998 the Company filed a report on Form 8-K under items 2 and 7 announcing its signing of a letter of intent to acquire MICAL Mortgage, Inc. No financial statements or information were included in the report.


                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: March 17, 1998                    /s/    L. Daniel Rawitch
                                        L. Daniel Rawitch
                                          (CEO   and   Principal  Executive
Officer)



Date March 17, 1998                     /s/    George P. Winkel
                                        George P. Winkel
                                          (CFO   and   Principal  Financial
Officer)
</TEXT?