Form 10KSB
period 1998-04-30
FINET HOLDINGS CORP
filed 1998-08-20
CIK 852450

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         AND EXCHANGE ACT OF 1934

                 For the fiscal year ended April 30, 1998

                     Commission file number:  0-18108

                        FINET HOLDINGS CORPORATION
              (Name of small business issuer in its charter)

                                 DELAWARE
                                94-3115180
  (State or other jurisdiction of incorporation or organization)     (IRS
                       Employer Identification No.)

                3021 CITRUS CIRCLE, WALNUT CREEK, CA 94598
                  (Address of principal executive offices)

                Issuer's telephone number:  (925) 988-6550

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act: $.01 PAR VALUE COMMON STOCK

Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.... No..X..

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for the fiscal year ended April 30, 1998 were $12,561,000.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of July 27, 1998 was $99.1 million.

The number of shares outstanding of the issuer's common stock, as of July 27, 1998 was 32,475,867.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes...
No....X.....
==========================================================================

                        FINET HOLDINGS CORPORATION
==========================================================================
This  report  contains  forward-looking statements within  the  meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Certain Business Considerations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

                             TABLE OF CONTENTS

Item  Description                                                 Page
----  ----------------------------------------------------------  ----
                                  PART I

1     Description of Business......................................  3
2     Description of Property...................................... 24
3     Legal Proceedings............................................ 25
4     Submission of Matters to a Vote of Security Holders.......... 25

                                  PART II

5     Market for Registrant's Common Equity
        and Related Stockholder Matters............................ 26
6     Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................. 28
7     Financial Statements......................................... 34
8     Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..................... 34

                                  PART III

9     Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.......... 35
10    Executive Compensation....................................... 36
11    Security Ownership of Certain Beneficial Owners
        and Management............................................. 39
12    Certain Relationships and Related Transactions............... 40
13    Exhibits and Reports on Form 8-K............................. 41
      Signatures................................................... 45

                                 APPENDIX
      Independent Auditors' Reports................................ 46
      Consolidated Balance Sheet at April 30, 1998................. 48
      Consolidated Statements of Operations for the years ended
        April 30, 1998 and 1997.................................... 49
      Consolidated Statements of Stockholders' Equity
        for the years ended April 30, 1998 and 1997 ............... 50
      Consolidated Statements of Cash Flows for the years ended
        April 30, 1998 and 1997.................................... 51
      Notes to Consolidated Financial Statements................... 53

                                  PART I

                     ITEM 1.  DESCRIPTION OF BUSINESS
OVERVIEW

     Finet Holdings Corporation (the "Company" or "Finet") is a leader in delivering homeownership-related solutions to consumers and real estate services providers through electronic commerce. Finet is focused on developing and providing connectivity solutions that will enable a seamless electronic real estate transaction, producing a faster, easier, lower cost, pleasurable experience, in sharp contrast to the current process.

      The Company's proprietary technology solutions include iQualify, a unique award-winning Internet service enabling consumers to obtain a financing decision directly from Fannie Mae's Automated Underwriting System ("AUS") in under ten minutes, and Agent Connector, a unique Internet productivity tool enabling Realtors to manage their business electronically. Additionally, to broaden the Company's revenue base and develop and demonstrate its concepts and products in an applied environment, Finet's Homeowner Services Group also provides highly automated mortgage financing and transaction settlement services and operates retail service centers where salaried counselors assist consumers in selecting appropriate solutions to their homeownership-related needs.

INDUSTRY BACKGROUND

     Growth of the Internet and Electronic Commerce

      The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and its commercial use, including (i) the large and growing installed base of personal computers in homes and businesses; (ii) improvements in network infrastructure and bandwidth; (iii) easier and cheaper access to the Internet; (iv) increased awareness of the Internet among consumer and business users; and (v) rapidly expanding availability of online content and commerce which increases the value to users of being connected to the Internet. According to International Data Corporation ("IDC"), the number of Internet users worldwide will grow from an estimated 69 million at the end of 1997 to an estimated 320 million by 2002.

      The increasing functionality, accessibility and overall usage of the Internet have made it an attractive commercial medium. Online businesses can interact directly with consumers, and can frequently adjust features, interfaces and pricing in response to competition. The ability to reach and serve a large and widespread group of consumers electronically from a central location and the potential for low-cost customized customer interactions and solutions provide additional economic benefits for online businesses. Because of these advantages, online businesses have the potential to build large, widespread customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad selection of products and services is being sold successfully online, including travel services, brokerage services, software products and computers. IDC estimates that the total value of goods and services purchased over the Web worldwide will increase from an estimated $12.4 billion in 1997 to an estimated $133.0 billion in 2000.

     The Homeownership Market

      According to the Mortgage Bankers Association 67.1 million, or 65.7% of the 102 million U.S. households, own their home. Many more desire to be homeowners. The homeownership rate is expected to rise above 70% within the next several years. According to the National Association of Realtors, sales of existing homes reached a record 4.31 million in 1997, while the Department of Commerce says new home sales in 1997 of over 800,000 was the third best year ever. According to Chicago Title and Trust Co., the average U.S. home is sold to a new owner every 11.9 years. Turnover rates vary across the nation, with New York having the lowest rate at 18.7 years and
Arizona        having        the        highest        turnover        rate
at 6.4 years. With the working age population increasing about 1% per year and the percentage of homeownership on the rise, barring a severe economic downturn, home transactions should steadily increase throughout the next decade.

      There is an array of services connected with the sale and purchase of a home including inspections, warranties, furnishings and fixtures, landscaping, mortgage financing, escrow, title search, title as well as flood, earthquake, wind and general homeowners insurance, moving and storage, temporary housing, and relocation assistance. These annual sales, financing and related services activities generate revenues exceeding $50 billion. The primary functional sectors are sales, financing and settlement services.

     Sales.

      Licensed real estate brokers and agents represent home sellers by listing properties for sale and performing marketing services. According to Internet World magazine, realtors as a whole are older, less educated and less familiar with the Internet than the average consumer. The same study indicates that the average age of realtors in the United States is 51, while the average homebuyer age is 35. Finet believes that as realtors leave the business or retire, they are increasingly being replaced by younger, technology-savvy individuals professionally educated in real estate. According to Real Estate Confronts Reality, 50% of real estate practitioners in five years are not in the industry today.

      When addressing significant, complex financial decisions, such as personal financial, investment, tax and estate planning issues, most consumers turn to a trained and trusted expert for advice and guidance. The Company believes that this is and will remain no less true for homeownership decisions and that personal service and a human interface will remain important to real estate consumers. No matter how paperless and swift the process of homeownership becomes, there will remain a need for qualified professionals to explain and facilitate the transaction. Accordingly, Finet has developed electronic commerce enabling products and services for real estate sales professionals as part of its overall strategy.

     Financing.

      The combination of new home sales, turnover of existing housing and the refinancing of existing residential loans requires a large annual flow of funds. According to the Mortgage Bankers Association, in the 1990's new mortgage loans in the United States have ranged from $700 billion to $1.1 trillion annually, with loans for home purchases averaging in the $4-500 billion range annually. During the same period, the average annual volume of refinancing loans has been similar, but with significantly greater volatility, as refinancings varied from a low of $90 billion in 1994 to a high of $770 billion in 1993, as interest rates rose and fell, respectively. The deductibility of home mortgage interest from taxable income encourages owners to leverage home purchases with high loan-to-value financing. According to Fannie Mae, residential loan originations will top $875 billion in 1998, of which $550 billion will be purchase money loans.

      Some mortgage financing is provided directly to buyers by retail lenders, many of which also function as wholesale lenders funding loans originated by independent mortgage brokers, who typically represent a number of wholesale lenders. According to the National Association of Mortgage Brokers, mortgage brokers and retail lender agents each originate approximately half the annual volume of new mortgage loans. Historically, in addition to the costs of other transaction related services, loan origination fees average one to two percent of the loan amount.

      Mortgage lenders generally fall into two categories: depository institutions, such as banks and savings and loans, and independent mortgage bankers. Mortgage bankers provide a large share of residential mortgage funds, primarily through mortgage warehouse lines of credit, provided by financial institutions and investment banks. Mortgage bankers use these funds to provide loans to borrowers through their own retail loan officers and/or by wholesaling through independent mortgage brokers. After funding a loan, the mortgage banks typically sell the loan in the secondary market and reduce their line of credit balance. Depending on their objectives, they may retain the servicing rights and service those loans or sell the servicing rights to others.

      Over the past several decades, the supply of mortgage funds has moved from deposit-based local sources to investment-based national sources. Many local and regional banks and savings and loans have transitioned from "portfolio lenders" to "pass-through lenders," selling a high percentage of their residential loans in the secondary market to Fannie Mae, Freddie Mac, Ginnie Mae and others, who then securitize and sell loan portfolios to pension plans, insurance companies and investors in national funds markets. In another trend, the mortgage banking industry has experienced in the 1990's a period of widespread consolidation as many mortgage banks and mortgage brokers have closed, merged, or been acquired. The Company estimates that the number of mortgage brokers has declined from over 200,000 agents and 40,000 offices nationwide in 1993 to nearly half that number today.

     Settlement Services.

       In addition to sales and financing services, completion of a real estate transaction typically requires a number of additional services prior to the closing of the sale, collectively referred to as "settlement services." Historically these services, which include credit, appraisal, title, escrow, inspection, engineering, warranty and insurance services, are provided by independent specialists, most of whom are small local businesses. Until recently, there has been limited ability for settlement service firms to communicate and document their services other than through traditional, costly, paper-intensive processes. Because each real estate transaction involves many service providers, the fees of each include the cost of duplicate marketing to the same customer. These inefficiencies create an opportunity for an organization that can bundle and deliver these services electronically at lower cost from a central point-of-sale.

     Buyers and Sellers.

      From a buyer's perspective, acquiring and financing a home can be a daunting and complex process. Few, if any, buyers are aware of the full range of homes, loan products and services available to them. Due to the complexity of choices and the difficulty of comparing loan products, it is difficult even for analytically inclined borrowers to determine the most suitable product. The true cost of seemingly similar loans can vary by hundreds of thousands of dollars over the term of the loan.

      The traditional home sale process also involves difficulties for home sellers. The presentation of a home to prospective buyers traditionally involves a grainy black and white photo and specifications on a listing sheet. Few prospective buyers who wander through a seller's home have been fully pre-approved for a loan to assure they are financially capable of purchasing that home. Not until after the seller accepts an offer and takes the home off the market have buyers traditionally initiated the financing process.

     Recent Trends

      For years, real estate agents and mortgage brokers have acted as "information gatekeepers" in the home sale process. Sales agents have carefully controlled information about homes for sale, the foundation on which a purchase transaction occurs. Subscription-based multiple listing services ("MLS") and local Boards of Realty have maintained a system that puts the sales agent at the center of the transaction. This control over the data has allowed sales commissions to become fixed at six to seven percent of the purchase price. Similarly, mortgage brokers have controlled a significant portion of the home financing process, in part as a result of the myriad of choices confronting consumers and the difficulty of selecting among those choices.

      The Internet is pulling down the barriers surrounding information about thousands of loan programs and an average of 1.4 million homes for sale. Today, consumers are increasingly able to bypass information gatekeepers and go directly to the data they want. This loss of control has become a significant threat to these organizations, leaving gatekeepers looking to define a new role.

     Fannie Mae and Freddie Mac, the two largest purchasers of loans in the secondary market, have led the industry in improving and automating the financing process, principally by developing and improving effective AUS that automate the process of determining which loans will be approved for subsequent purchase by Fannie Mae and Freddie Mac. Fannie Mae's "Desktop Underwriter" is a comprehensive, sophisticated $100 million AUS with impressive capabilities. Freddie Mac's "Loan Prospector" is an effective, but less widely used competitor.

      Access to an AUS is available only to approved lenders and the mortgage brokers they sponsor. Fannie Mae's AUS makes a decision in minutes, allows a simple and streamlined data verification and closing process, assures that Fannie Mae will buy the loan after funding, and eliminates certain lender underwriting risks. A growing number of lenders use its AUS to quickly assess the suitability of a borrower, but unfortunately, the vast majority of those lenders continue to rely on their traditional "fat-file" full-documentation loan underwriting process, which requires the borrower to submit a significant amount of unnecessary paper documentation, including tax returns, account verifications and other financial information.

      In part, this reluctance to use these new streamlined processes relates to many lenders' perceived need to continue with proprietary methods and documentation. According to National Mortgage News, publicly many lenders claim not to be frightened of the Internet, but privately they often tell a different story. The Internet, they say, "is the place to be, the opportunities are enormous," but, they add, "our company's identity is aligned with the 3,000 loan officers we employ. Our corporate image is tied up with maintaining a large staff of originators." Thus, while lenders using an AUS can claim to be "automated" and are assured of having a saleable loan, their underwriting and processing staff costs are not reduced and borrowers do not benefit from the speed and simplicity that AUS offer.

      The ability of computers to access and process data and apply sophisticated risk analysis algorithms enables them to make better, faster, less expensive underwriting decisions than humans. The ability to view home listings, make virtual home tours, compare financing alternatives and obtain loan approvals on the Internet is changing consumer expectations. Finet believes that a trend toward integration and simplification of the real estate transaction process exists and is continuing. Technological advances now offer the opportunity to provide integrated, rapid, cost effective homeownership solutions to consumers.

      However, despite increasing acceptance of electronic commerce in the real estate industry, Finet believes that personal service and a human interface will remain important to real estate consumers. When facing large, complex personal financial decisions such as home purchases, most consumers prefer to turn to a trusted expert for advice and guidance. No matter how paperless and swift the process of homeownership becomes, there will remain a need for qualified professionals to explain and facilitate the transaction.

THE FINET SOLUTION

      The Company is a leading provider of electronic commerce products and services for real estate services providers and consumers in the homeownership industry. The Company has designed its portfolio of products and services, including iQualify, Agent Connector, and the Property Transaction Network (the "PTN"), to provide rapid approval of mortgages and simplified, integrated, technology-driven real estate transactions. The Company's products and services allow consumers to determine the vendors, products, services and level of assistance utilized in the home acquisition process. In addition, the Finet approach enables the Company to leverage its access to consumer information and data and its relationships with other  real  estate  services providers to promote its  mortgage  financing
business,                                                             which
includes Finet Lending, which focuses on conforming and government loans, and Finet Acceptance, which focuses on sub prime mortgage loans.

      Proprietary Electronic Homeownership Services Network. The Company's solution links the principal participants in a real estate transaction through an electronic commerce network. Home buyers, realtors, lenders, mortgage brokers and secondary market investors such as Fannie Mae and Freddie Mac can communicate and exchange information electronically directly and over the Internet, providing the opportunity to reduce costs and increase the efficiency of the entire transaction process.

      Benefits  to Consumers.  Consumers have several faster, easier,  more cost-effective  ways to meet their home acquisition needs.  Consumers  can:
(i) use iQualify to obtain an unassisted loan decision directly from Fannie Mae's Desktop Underwriter AUS in as little as four minutes, twenty-four hours a day, seven days a week and select a lender (including Finet Lending and Finet Acceptance); (ii) contact a Finet Service Center at www.interloan.com, www.finet.com or other Finet Web sites, as well as by phone and fax, for access to a customer service representative or a Fannie Mae or Freddie Mac certified lender or a mortgage broker; (iii) contact a realtor through Finet's PTN; (iv) review homes for sale at various Internet real estate listing Web sites providing iQualify functionality; (v) contact a Finet-sponsored mortgage broker; and (vi) access required settlement services.

      Because real estate transactions have traditionally required many service providers, there are inefficiencies and duplicative costs and fees. Finet believes that, by eliminating unnecessary requirements, simplifying the business process and reducing costs, consumers will be able to realize significant time and cost savings.

      Benefits to Realtors. Realtors can use the Company's PTN to communicate over the Internet and complete real estate transactions electronically through the Company's Connector series of products. This is particularly beneficial for realtors who are required to spend a significant amount of time in the field since the PTN and Agent Connector provide the ability to conduct business in the field via laptop computer and wireless modem or phone line.

      Benefits to Other Service Providers. Through the use of AUS, the Company has been able to establish special benefits for other real estate industry participants. During fiscal 1997, the Company sponsored and trained more mortgage brokers to use Fannie Mae's AUS than any other company. In addition, Finet was the first lender to open the AUS gatekeeper controls for selected brokers, giving them unimpeded, direct access to AUS. As a result, these brokers can receive the fastest possible response time and a preferred lending rate. Construction companies, relocation firms and credit unions can also use Finet's solution to connect to iQualify and Finet service centers in order to enable sales personnel to quickly identify qualified homebuyers and arrange required financing.

      Strategic Relationships. A key element of the Finet solution is the concept of "coopetition". By supporting a "vendor-neutral" approach that empowers consumers to choose the products, services and vendors that best meet their requirements, would be competitors can become cooperative partners. The Company has entered into a number of business-to-business strategic vendor relationships and technology development relationships that enhance its ability to distribute its connectivity products and services and create value-added customers for its partners through its electronic network.

      The following illustrates the process through which the Company uses its technology, products and services and the Internet to facilitate electronic real estate transactions:


STRATEGY

     The Company's objective is to leverage the Internet infrastructure and other connectivity and process technologies to become the leading provider of electronic commerce enabling solutions for real estate services providers and consumers in the homeownership industry. The Company intends to achieve this objective through the following strategies:

      Build Strong Brand Recognition. The Company's marketing strategy is to promote, advertise and increase its brand equity and visibility through comprehensive service and a variety of marketing and promotional techniques, including advertising on leading Web sites and other media and developing business alliances and strategic partnerships. The Company also intends to build brand recognition by fully exploiting its first-to-market advantage with iQualify and its Connector products in the online real estate market.

     Maintain Technology Leadership. The Company has played a leading role in creating and defining the market for electronic commerce based real estate transactions and intends to continue to develop and distribute software and services that electronically link businesses to their customers and other businesses. The Company believes that its innovative technology and its technology development relationships with Fannie Mae and Freddie Mac have given the Company a competitive advantage. The Company's internal development group has expanded and the Company will continue to invest in and enhance its technology in order to further simplify and automate the process of applying for and acquiring mortgage financing and related transaction services.

      Promote  Strategic  Relationships.   Finet  intends  to  continue  to
leverage its strategic relationships with Stewart Title ("Stewart"), Brightware, Fannie Mae, Freddie Mac and others to enhance brand recognition and increase revenues resulting from all types of real estate transactions involving the Company's electronic commerce solution. The Company will also selectively pursue strategic alliances and business partnerships in order to leverage the Company's current market position, increase its online visibility and accelerate distribution of its products. The Company believes that opportunities also exist for it to further broaden its product and services offerings through strategic alliances.

      Expand Product and Service Offerings. The Company intends to broaden its product offerings into related homeownership areas, including bundled settlement services, insurance and other complementary services. The Company also intends to continue to connect homeownership industry participants on an open platform and to accelerate the enabling of fully electronic homeownership transactions. The Company believes that the centralized call center currently under development will further enhance the level of service the Company is able to provide as the Company's skilled customer service representatives cultivate ongoing relationships with homebuyers.

       Expand Distribution. Finet intends to aggressively develop distribution channels for its iQualify service. The Company will promote products and services for real estate professionals, such as its Agent Connector for realtors, which will leverage these professionals' access to potential homebuyers. The Company also intends to expand distribution of its services by strengthening its existing strategic relationships and forming additional relationships with key industry participants, such as Internet home listing sites, title companies and other settlement services providers, and major insurers. Through these relationships, the Company seeks to increase access to the Company's services through traditional and Web-based distribution channels.

      Pursue Strategic Acquisitions. The Company believes that there continues to be a significant opportunity for it to expand its products and services through acquisitions of complementary businesses. The Company believes that the completion of additional acquisitions that enhance the Company's technology portfolio and the development of new products and services will enhance the Company's ability to make homeownership transactions faster, easier and less expensive for industry participants and consumers.

PRODUCTS AND SERVICES

      The Company provides a broad range of products and services to consumers and real estate service providers in the homeownership industry.

     iQualify

      iQualify is Finet's proprietary, Internet-based software system that provides a simple, fast decision for consumers seeking to finance the purchase of a home. Through iQualify and the Company's status as an approved lender, Finet has provided a way for consumers to receive from Fannie Mae's AUS a loan approval decision in as little as four minutes. Prior to the development of iQualify, only Fannie Mae approved lenders and the mortgage brokers they sponsor could access its AUS. With iQualify, the prospective homebuyer completes a simple data form, authorizes credit card payment of Finet's $39 processing fee and submits the loan application via a computer with Internet access. iQualify automatically merges the consumer's credit information from three national credit repositories, merges and formats the data and transmits it over a dedicated high speed line to the AUS in Washington, D.C. In as little as four minutes, consumers are notified by email that their application has been processed and a credit decision is available. If the application is approved, Fannie Mae agrees, subject to verification of the consumer's application information, to buy the loan from any approved Fannie Mae lender the consumer selects to fund the loan.

     iQualify provides significant advantages for the parties involved in a real estate transaction. iQualify empowers consumers by allowing them to
(i) assess their buying power and determine the amount they can afford to spend on a home before they go shopping; (ii) obtain an answer confidentially and without any sales pressure; (iii) obtain an approval that will be honored by any of the hundreds of Fannie Mae approved lenders; and (iv) shop for the best loan terms. In addition, sellers are assured that the buyer can afford a selected home before they take the property off the market. The AUS decision also permits a very simple streamlined verification and closing process and eliminates certain traditional lender underwriting risks.

     The Property Transaction Network.

      The PTN is an Internet-based network of realtors and other home acquisition service providers. Internet connectivity as well as other specialized realtor services are provided by Finet's Connector products. Realtors pay a nominal monthly fee to maintain access to all the Connector's Internet features. Also available to PTN realtor members are customized marketing services provided by Mortgage Marketing Concepts ("MMC"), a specialized, fee-for-services marketing division of the PTN. MMC also develops and sells mortgage leads to Finet service centers and independent mortgage brokers. Leads are developed through a variety of methods, including direct mail, list purchases and telemarketing.

     The Connector Series of Products.

      In  November  1997, Finet introduced Agent Connector,  an  integrated business management and Internet application designed and customized specifically for realtors. Agent Connector is a technologically innovative real estate application that has been nominated for several industry
awards.   It  provides,  among  other things, a  personal  e-mail  address,
Internet templates for creating and posting personal Web pages and home listings on the Internet, an electronic contact manager, connectivity to AUS for fast loan approvals and to counselors at a Finet Service Center, and the ability to download leads from Finet. Because of the nature of their business, realtors seek to maximize their direct contact with customers. Agent Connector enables realtors to conduct business in the field with a laptop computer and wireless modem or phone line. In addition, realtors may use Agent Connector to facilitate electronically completed real estate transactions.

      Finet is developing a non-contact manager version for realtors who have and prefer to keep any of several widely marketed realtor-oriented contact managers. The Internet Connector will interface with other vendors' contact manager applications. In addition, private label versions of both Connector products are being developed for Stewart Title Company, one of the Company's strategic partners and a leader in digitizing the nation's property records and facilitating electronic settlement services. These versions, which will be distributed by Stewart's 3,900 office, 10,000 person national distribution system, will also provide electronic access to an extensive array of settlement services in which Stewart is an automation leader.

     Finet Lending.

      Finet Lending, formerly Monument Mortgage, Inc. ("MMI") and Mical Mortgage, Inc. ("Mical"), is the Company's mortgage banking unit, which offers prime mortgage loans for borrowers with good credit. Finet Lending develops competitive loan programs, underwrites loans, funds those loans using its mortgage lines of credit and sells those loans in the secondary market. Finet Lending's primary sources of loans are wholesale mortgage brokerage firms, its retail offices and the Finet service centers. Finet Lending has been a technology leader and active participant in the Fannie Mae and Freddie Mac's AUS development programs throughout the 1990's. In June 1998, Finet Lending was recognized as one of the most technologically advanced mortgage bankers, both in using technology and in adapting its business processes to benefit consumers when it and Fannie Mae became joint recipients of the Computerworld / Smithsonian Award.

     Finet Acceptance.

     Finet Acceptance, formerly Monument Acceptance Corporation and Coastal Federal Mortgage Company ("Coastal"), is the Company's alternative lending unit which offers sub-prime mortgage loans to the one out of every seven borrowers who has some type of credit impairment, such as a less than perfect payment history, recent loss of employment or a recent personal bankruptcy. This unit is one of the Company's fastest growing and most profitable areas of business.

     Finet Service Centers.

      Through its integrated retail service centers, the Company offers a comprehensive and competitive array of loan products, including those of its own and other lenders, in order to meet the home financing needs of consumers. The service centers function as mortgage brokers. Licensed counselors assist consumers to select the most appropriate financing solution and settlement services to meet their needs. These counselors are equipped to communicate via phone, fax, e-mail or Internet conferencing.

     Finet Loan Servicing.

      Finet is certified to provide servicing for mortgages. Servicing entails collecting and disbursing monthly mortgage payments. When a loan is sold, the servicing rights may be retained by the seller or released to the purchaser for a fee. From time to time, Finet retains servicing rights on the most desirable loans and releases the servicing rights when it sells loans of relatively less desirable loans.

      As an approved servicer of loans, Finet can buy and sell servicing portfolios. This capability in combination with the Service Center's loan origination capability creates the opportunity to acquire discounted, early maturity servicing portfolios whose loans can then be reset or refinanced into a more valuable servicing portfolio. Although servicing fees are a small percentage of the monthly mortgage payments received from borrowers, they provide a steady source of revenue. Since the value of servicing rights is generally a function of interest rates and expected average time to loan maturity or payoff, the bulk sale of loan servicing rights can provide significant revenues to the Company.

     Bundled Settlement Services.

      In addition to sales and financing services, completion of a real estate transaction requires a number of settlement services prior to its closing. Historically, small, independent companies that specialize in providing such services have provided real estate transaction settlement services. Due to varying circumstances and risks in different parts of the country (such as flood, tornado & earthquake risks) and the increasing automation of property title and valuation information, transactions require differing levels and combinations of settlement services.

      In concert with its strategic partners, the Company is developing the ability to coordinate the single point delivery of required services as a bundled package with attendant marketing cost savings which can be shared with consumers. For example, Stewart Title, the nation's fourth largest settlement services firm, a technology leader and one of the Company's strategic partners, has developed SureClose, a suite of electronic commerce products that enable lenders to order and check the status over the Internet of all the services necessary to close a real estate transaction. Access to this type of service is being incorporated into the co-branded Finet Connector products to be distributed by Stewart's sales force.

TECHNOLOGY AND THE INTERNET

      Personal computers and the Internet are changing the way business is conducted in nearly all business sectors. As a result, Internet-related businesses are growing rapidly. According to a 1998 Bessemer Trust e-commerce report, during the last three quarterly periods of 1997, airline ticket reservations rose 300%, stock and mutual fund purchases jumped 291%, computer hardware sales were up 111% and car rental reservations doubled, while the seven million households making an online purchase were more than double the 3.2 million households making online purchases during the corresponding periods of 1996.

      Yet, in spite of this explosive growth more than half of the homes in the United States do not have personal computers and less than 25% of computer owners nationwide have Internet access. Continuing rapid Internet growth is expected. Market researchers expect that by the year 2000, 46.0 million consumers will be making on-line purchases in the aggregate of approximately $6.0 billion per year primarily for services and commodity types of products. This consumer activity number is small compared to the $2.5 trillion total retail sales in the United States in 1997.

      Of greater importance to the Company's strategy, business-to-business electronic commerce transactions are generating nearly ten times as much revenues as consumer sales. Bessemer Trust estimated that in 1997 over $8.0 billion of trade was done over the Internet, compared to $1.0 billion of retail sales. In addition, it also indicated that Internet trade projections are $105.0 billion for the year 2000 and $325.0 billion by 2002.

      Business managers can no longer think of their companies as discrete entities performing the traditional functions of purchasing, producing and selling in semi-isolation from those with whom they do business. The Company believes that additional productivity gains will come from repositioning business practices away from companies as stand-alone entities toward the activities that bind multiple organizations together across the spectrum of suppliers, producers and customers. As a result, the optimum business strategy will be to manage an individual business as one link in the entire supply chain system. The Internet provides the link that enables businesses to share information and computing power.

      The Company focuses on connectivity and solutions that enable electronic homeownership transactions between businesses and between businesses and consumers. Finet's proprietary technology products and strategic distribution partnerships are designed to link real estate participants and facilitate electronic commerce in this market segment.
The Company recognizes that it can not disregard those individuals and businesses which have not yet become Internet enabled. Accordingly, Finet's multiple distribution channels are intended to support an orderly transition from the old ways of doing business to the new.

     To that end Finet is undertaking a significant internal transformation in the way its various divisions, products, Internet technologies - and eventually its customers - communicate. The Company expended over $1.6 million in technology research and development costs during fiscal 1998. Following an enterprise strategy that focuses on leveraging the Internet as a mass communications medium, Finet is implementing a nationwide Citrix Winframe-based wide area network; is preparing to deploy an Internet-based telephony solution; is designing a Virtual Private Network (VPN) that will provide remote access capability to its data, products, and services for staff and customers; and has arranged with Frontier Global Center to provide nationwide co-location and disaster recovery services for its Internet web serving technologies.

STRATEGIC RELATIONSHIPS

     Home Listing Web Sites

      iQualify empowers consumers to get a faster, easier and lower cost mortgage on their own. It is the only open, vendor-neutral Web site that delivers Fannie Mae's technology solely for the benefit of consumers. One of the most appropriate times for consumers to determine their financing capability is when they are reviewing homes for sale. The Company has been approached by several of the leading home listing Web site operators who are interested in making iQualify functionality available to their viewers. The Company has entered into such agreements with the operators of homeseekers.com and citynet.com and is in discussions with several others.

      Citynet.com is a private Intranet site that combines the over 600,000 home listings of NDS Software, Inc.'s ("NDS") www.homeseekers.com Internet site with an end user interface for AUS. This site was customized for agents who specialize in representing buyers rather than sellers. These agents are reluctant to refer their buyers to public home search sites and expose them to hundreds of ads from competing agents. With CityNet, a buyer client receives an access code that lets them view all listings, but the only agent ad they see is that of the referring buyer agent.

     Stewart Title Company

      Stewart is the nation's fourth largest title company and a leader in assisting governmental property recording agencies across the nation to digitize their information so that it can be utilized in electronic databases. Its corporate focus is on facilitating paperless electronic delivery of transaction settlement services. Stewart is an active development partner with the Company in pursuing its complementary objectives. The Company and Stewart have entered into an agreement for Stewart to distribute private label versions of the Company's Connector products to realtors through Stewart's national distribution system, which consists of approximately 10,000 salespersons at 3,900 Stewart offices.

     Fannie Mae / Freddie Mac

      Fannie Mae and Freddie Mac are the major purchasers of conforming loans in the secondary market and have played leading roles in the development of highly sophisticated, large scale automated underwriting systems. Finet is an active participant on Fannie Mae's technology development committee and is pioneering several projects under Fannie Mae's auspices to provide and advance new improvements in the real estate transaction process. The unique combination of Fannie Mae's Desktop
Underwriter AUS and Finet's innovative iQualify service were jointly awarded the 1998 Smithsonian Award. Since inception of the project, the Company also has played an active role in assisting Freddie Mac in development of its AUS, called Loan Prospector.

     Performance Advantage Technologies

      Performance Advantage Technologies ("PAT") has developed a highly effective sales communication system called Predictive Decision Patterns ("PDP") and has expertise in call center management. PDP training has resulted in substantial increases in sales closing percentages in similar sales environments and is being customized for use throughout the Company. PAT is working with the Company to design a fully integrated call center system using these advanced techniques. Additionally, PAT is assisting in developing PDP based responses for the Company's customized Brightware automated communication system applications.

     Brightware

       Brightware, a software developer, has created a sophisticated automated response system designed to answer customer inquiries in real time with human-like characteristics. In similar applications, the system
has                             performed                            better
than live customer service personnel, answering 80% of inquiries in real time with 98% accuracy while appropriately referring the remainder for more expert human response. The Company is customizing its response rule base and vocabulary in conjunction with Brightware for use in several of its distribution channels and expects this system to substantially improve the responsiveness of iQualify's automated service.

       Additionally, Brightware has entered into a joint development agreement with the Company to develop a companion product to perform automated outbound sales agent functions. These applications are expected to also incorporate the use of PAT's PDP technology.

     iMall

      iMall is an Internet-based virtual shopping mall. iMall provides a way for the Company to supply various tangible products and post-transaction service needs to homeowners. iMall consists of several retail sites, including PTN Direct, through which computers and related equipment are sold at competitive prices. The Company believes that iMall can serve as a model for the vast array of diversified products and services that can be offered and distributed to the homeownership industry by the Company.

     Additional Technology Resources

      The Company has key technology resources in place to assist with various technology and infrastructure issues, including Gartner Group for Y2K compliance, Ryno Technologies for national Citrix wide area networking, Gensler Associates for service center design, and Frontier Global Center for Internet web server co-location services.

COMPETITION

      The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites on the Internet at relatively low cost. In addition, the residential mortgage loan business is intensely competitive. The Company currently competes with a variety of other companies including (i) various online mortgage brokers, including E-Loan Inc., HomeShark and AllTell Information Services; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, including Yahoo! and Microsoft Corporation, through which other online mortgage companies may offer products; (iii) mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans; and (iv) mortgage brokers.

     Most of these competitor financial institutions have greater financial strength, larger organizations, more experience and larger, more established market share than the Company. Competition for borrowers and loan personnel is intense, especially in California. In addition, the barriers to entry in the mortgage brokerage industry are relatively few; thus, there can be no assurance that the Company will not face increased competition from new entrants to this industry. Many of the Company's mortgage banking and mortgage brokerage competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive customer bases that can be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company, possibly even sparking a price war in the electronic mortgage business. Moreover, current and potential competitors have established, or could in the future establish cooperative relationships with each other or with third parties to enhance their services and products. For example, E-Loan has formed a
joint         venture        with        the        Internet        browser

Yahoo! that gives E-Loan a presence on a highly visited site on the World Wide Web. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

      The Company's mortgage broker/banker operations are subject to extensive regulation by federal and state authorities. The United States Department of Housing and Urban Development ("HUD") regulates certain aspects of the mortgage lending business. The Real Estate Settlement Procedures Act of 1974 ("RESPA"), a Federal statute, requires that certain disclosures, such as a Truth-in-Lending Statement, be made to borrowers and that certain information, such as the HUD Settlement Costs booklet, be provided to borrowers. The Fair Housing Act prohibits among other practices, discrimination, unfair and deceptive trade practices, and requires disclosure of certain basic information to mortgagors concerning credit terms. If the Company fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

     Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, there is no prohibition regarding the payment of reasonable compensation for the provision of goods, services and facilities.

      From time to time in its debate over tax reform, Congress has discussed eliminating deductibility of mortgage interest. Should this occur, it will reduce the number of those who can afford homeownership, which would reduce potential demand for the Company's products and services. Additionally, several large law firms have promoted class action claims alleging that certain industry fee practices violate RESPA. While the industry has responded vigorously to these activities, no assurances can be given as to their outcome and the impact on the industry.

      In California, regulation and licensing of mortgage brokers falls under the California Department of Real Estate ("DRE"). Other than banking industry employees, who are exempt from DRE licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the DRE. Accordingly, the Company and some of its affiliates will be required to be licensed in accordance with the differing requirements of the various states in which offices and operations are established. Failure by the Company to comply with the multitude of government regulations and licensing requirements to which it is subject could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of April 30, 1998, the Company employed 207 people in various capacities: 16 executive and administrative personnel, 27 technology development and services personnel, and 164 homeowner services personnel, of which 178 were full-time and 29 were part-time.

     None of the Company's employees is represented by a union. The Company believes its relations with its employees and affiliates are good.

BUSINESS RISKS

      In addition to the other information included or incorporated by reference in this Annual Report on Form 10-KSB, the following business risk factors should be considered carefully in evaluating the Company and its business. This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-
looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in here and elsewhere in this Annual Report on Form 10-KSB.

      History of Operating Losses and Anticipated Future Losses. As a result of its acquisition by Finet, the Company's historical financial statements became those of MMI, an independent mortgage banker that was profitable from inception through its fiscal year ended April 30, 1996.
Finet has incurred net operating losses in each fiscal year since its inception in 1989, including from its former business discontinued in 1991 and subsequent to its acquisition of MMI in December 1996. As of April 30, 1998, the Company had an accumulated deficit of $10,637,000. There can be no assurance that the Company's revenues will remain at current levels or increase, and the Company's ability to generate significant future revenues is subject to uncertainty. In addition, as a result of the anticipated significant investment that the Company plans to make in connection with its systems, sales, marketing, research and development, recruitment and training of personnel, customer support and administrative infrastructure and possible business acquisitions over the near term, the Company may continue to incur significant operating losses on both a quarterly and an annual basis. While there can be no assurance that the Company will achieve or be able to sustain profitability, the Company has, as of April 30, 1998, sufficient resources and sources of financing to sustain operations through the coming fiscal year end.

      The Company's continuing operations in the real estate industry commenced in December 1991. It began providing services electronically in the mid-1990's as Fannie Mae's and Freddie Mac's AUS became operational. Its iQualify and Agent Connector Internet products were introduced in October 1997. Through the period ended December 31, 1996, the Company's revenues were insufficient to cover its operating expenses, at which time the Company acquired MMI. The acquisition of MMI, a mortgage banker, was a reverse acquisition whereby MMI's historical financial statements became the Company's financial statements for accounting purposes. MMI was profitable from inception through the fiscal year ended April 30, 1996, but when combined with the Company's operations after consummation of the acquisition, MMI posted a loss of approximately $2.8 million for the fiscal year ended April 30, 1997 (as restated for the Coastal acquisition). Prior to its acquisition by Finet, MMI's profitability fluctuated in part as a result of interest rate changes and attendant variations in the number of loans originated. MMI is being merged into Finet Homeowner Services, a new subsidiary, and will do business as Finet Lending.

      Limited Operating History. While the Company's mortgage banking operations have operated for a decade and its AUS development activities began in the mid 1990's, The Company is in an early stage of operation as an electronic commerce focused organization. As a result of the rapid growth of the Internet, the Company's structural changes that occurred in 1996 and the corporate acquisitions consummated in the last 20 months, it has a limited operating history upon which to base an evaluation of its business and prospects. The Company and its business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services. To address these risks, the Company must, among other things, successfully respond to competitive developments, market additional Internet and other electronic commerce services, upgrade its technologies and commercialize products and services incorporating such technologies, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that the Company's services will be rendered successfully or on a timely basis, or that the Company will be successful in obtaining market acceptance of its products or services. Accordingly, the Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance.

      Anticipated Fluctuations in Quarterly Operating Results. As a result of the early stage of development of Internet commerce and the Company's limited online operating history, the Company's revenue expectations are based significantly on its current combined mortgage banking operations and internal estimates of future demand for its electronic commerce services and not on actual experience. Moreover, the Company has only limited historical financial data for quarterly or annual periods on which to base planned operating expenses. The Company's expense levels have been established in large part due to its current expectations for future revenues and its expected development and marketing requirements. In the event market demand and revenues do not meet expectations, the Company may be unable to adjust its spending levels on a timely basis to compensate for unexpected revenue shortfalls. In addition, the Company's operating expenses have increased substantially in recent periods, and the Company currently anticipates that its operating expenses will continue to increase substantially for the foreseeable future as the Company continues to develop and market its initial products and services, increases its marketing and sales activities, creates and expands the distribution channels for its services, and broadens its customer support capabilities. There can be no assurance that revenues associated with use of the Company's online homeownership-related services will be increased significantly as required for the Company to attain profitability, or at all. Any material shortfall of demand for the Company's products and services in relation to the Company's expectations would have a material adverse effect on the Company's business and financial condition and could cause significant fluctuations in the Company's results of operations.

      The Company expects its future operating results over both the short and the long term will be subject to annual and quarterly fluctuations due to several factors, many of which are beyond the control of the Company, including, among others, (i) market acceptance of Internet commerce in general and the concept of conducting real estate transactions electronically in particular, (ii) fluctuating market demand for the Company's products and services including the rate of sales and refinancing of residential real estate, (iii) fluctuations of mortgage loan interest rates, (iv) the degree of acceptance of the Internet as a provider of homeownership related-services, (v) the timing and effectiveness of collaborative marketing efforts initiated by the Company's strategic partners, (vi) the timing of the introduction of new products and services offered by the Company, (vii) the timing of the release of enhancements to the Company's products and services, (viii) product introductions and service offerings by the Company's competitors, (ix) termination of any strategic alliances on agreements with key service providers, such as Fannie Mae or Freddie Mae, (x) the timing and rate at which the Company increases its expenses to support projected growth, (xi) the cost of compliance with applicable federal and state government regulations, (xii) competitive conditions in the Company's marketplace, and (xiii) general economic conditions. Due to the foregoing factors, among others, it is possible that the Company's future quarterly or annual operating results from time to time will not meet the expectations of market analysts or investors, which may have a material adverse effect on the price of the Company's Common Stock.

      Going Concern Qualification. From inception in 1989 through December 31, 1995, the Report of Independent Public Accountants on the Company's year-end financial statements contained a qualification regarding the uncertainty of the Company's ability to continue as a going concern. The Company changed its fiscal year end from December 31, to April 30 immediately following its acquisition of MMI on December 31, 1996. The Company's accountants have not included a going concern qualification in the Company's annual reports on Form 10-KSB for the fiscal years ended April 30, 1997 and April 30, 1998.

     Dependence on the Internet, Growth in Electronic Commerce and Internet Infrastructure Development. The market for electronic residential real estate services, particularly over the Internet, is at an early stage of development and is evolving rapidly. The Company's future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce and communication by end-users. Rapid growth in the use of and interest in the Internet and other online services is a recent development and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium by which to communicate and obtain services traditionally provided in person to person and paper transactions. The Company relies on realtors, mortgage brokers and lenders, homebuyers and homeowners who have historically used traditional means to sell, purchase and refinance residential real estate. For the Company to be successful, these end-users must accept and utilize new ways of conducting business and exchanging information.

      In addition, the Internet may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth resources, there can be no assurance that the infrastructure for the Internet will be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of communications services to support the Internet also could result in slower response times and adversely affect usage of the Internet. If use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition and results of operations would be materially adversely affected.

      Market  Acceptance by Customers and Service Providers  and  Potential
Affiliates. The Company's revenues are, and will be, derived primarily from fees for services related to the purchase and financing of homes. The Company's revised business strategy is materially different than its earlier operations. Therefore, the success and growth of the Company cannot be forecast with confidence and will depend upon the acceptance of the Company's approach by customers and service providers, including realtors, mortgage lenders, mortgage brokers, settlement services providers and homeowner services firms. While the initial acceptance of its new approach appears favorable to date, there can be no assurance of such acceptance generally and, therefore, no assurance that the Company will be able to achieve its plans for growth. Although the Company has formed strategic alliances with some national homeownership-related service providers which provide services in many geographic regions through the
United States, to operate successfully in other geographic regions the Company also will have to form strategic alliances with regional and local homeownership-related service providers in such areas. While the Company believes that it will be able to establish these relationships, there is no assurance that a sufficient number of homeownership-related service providers in any given area will be willing to cooperate with the Company or its affiliates.

      The Company's ability to operate profitably will also depend on its ability to substantially increase loan originations, which, in turn, will depend on the Company's ability to significantly expand the number of realtors, mortgage brokers and loan agents who offer the Company's services to home buyers and owners. The Company believes that it has developed several profitable means of expanding the number of loan closings, including systems and services provided through the PTN, the Company's service centers, Finet Lending's mortgage banking and alternative lending activities. While the Company believes it offers attractive advantages to homebuyers and mortgage brokers, there can be no assurance that providers of homeownership-related services will perceive such advantages to be attractive and thereby offer them to homeowners and buyers. Failure by the Company to substantially increase loan originations could have a material adverse effect on the Company's business, financial condition and results of operations.

      Cyclical Industry. The residential real estate and mortgage business is dependent upon the sale and refinancing of residential real estate as well as on mortgage loan interest rates and is, therefore, a cyclical industry. Shifts in the economy, as well as in residential real estate values, generally affect the number of home sales and new housing starts. The demand for mortgage loan financing increases as the frequency of home sales increases. Declining interest rates generally increase mortgage loan financing activity as homeowners refinance existing mortgage loans to
obtain                                                                 more
favorable interest rates. Rising interest rates, in contrast, discourage refinancing activities and generally reduce the number of home sales that occur. Any large fluctuation in interest rates or adverse change in general economic conditions, both of which are outside the Company's control, could have a material adverse impact upon the Company's business, financial condition and results of operations.

      The effect of interest rate changes tends to be greater on the market for refinancing loans than they are on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by a homeowner's desire to lower its financing costs, whereas home purchasers are motivated by a need or desire for a new home. Accordingly, the annual volume of new home acquisition loans is relatively stable, whereas the annual volume of new mortgage refinance loans is quite volatile. There can be no assurance regarding future interest rate trends, their impact on the Company's business, or the Company's ability to manage its business mix. In addition, a major thrust of the Company's business strategy is developing relationships with realtors, which is intended to provide a more stable flow of purchase financings. The Company's failure to anticipate or make timely adjustments in its business strategies to compensate for fluctuations in interest rates in the future, or to establish strong relationships with realtors could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Lenders as a Mortgage Broker. Lenders that the Company represents as mortgage brokers are under no obligation to continue their relationship with the Company or to make loans to any potential borrower presented to them by the Company or its affiliates. While the Company maintains relationships with over 100 lenders, most of the loans originated by the Company have originated through a much smaller subset of these lenders. This reliance on a small group of lenders has been the result of favorable rates and other terms offered by such lenders. The Company believes that if and when other lenders offer comparable terms, the sources of loans will shift accordingly. If lenders with the most competitive terms do not continue to accept loans originated by the Company or its affiliates, the Company's business, financial condition and results of operations could be materially adversely affected.

      Some lenders have attempted to enter into agreements with the Company that would require the Company to repurchase certain mortgage loans funded by such lenders in the event of fraud by the Company or the discovery of misrepresentations or inaccuracies in borrowers' loan applications. To date, the Company has been successful in modifying such agreements to eliminate such requirements and no lenders have requested that the Company repurchase any of the mortgage loans originated by the Company. However, Finet Lending has occasionally been required to repurchase loans from institutional investors because of misrepresentations and inaccuracies discovered in a borrower's loan application. In the past, Finet Lending has been able to resell the loan to another investor or to otherwise resolve the matter without material financial consequences. Although the Company has errors and omissions liability insurance to partially protect itself from this risk, there can be no assurance that the Company will not be compelled to repurchase loans in the future, or that the repurchase of loans by the Company in the future will not have material adverse effect on the Company's business, financial condition or results of operations.

      Potential Liabilities to Borrowers. Borrowers could claim to have suffered adverse financial effects from utilization of the Company's products and services. The most common instance of complaint in the industry occurs when a borrower fails to lock in an interest rate and, at the time of the closing of the transaction, the available rate has increased from the rate available at the time of application. While assessment of such claims is highly subjective, there have been a few instances where it was considered possible that the borrower had not been made sufficiently aware of the possibility of rate increases and the protection afforded by a rate lock. In these instances, the Company resolved the matter to the borrower's satisfaction by discounting its fees. There can be no assurance that there will not be similar situations in the future, or that the Company will be able to successfully resolve such situations. Any failure by the Company in the future to successfully resolve such situations could have a material adverse effect on the Company's business, financial condition and results of operations.

      Mortgage Banking Risks. Through its subsidiary Finet Lending, the Company also functions as a lender for some of the loans it originates. The real estate financing sector is in a period of consolidation, with many lenders closing or ceasing mortgage banking operations. As a non-depository mortgage banker, Finet Lending is dependent upon a specialized mortgage credit facility to finance its mortgage lending activities. Its current mortgage banking lines of credit are provided by a single lender with whom it has had a relationship since 1988. The warehouse facility currently has an $104 million limit. The Company's loan volume has increased to the point where, as is common in the industry, its increasing credit facility needs are best provided by a group of such lenders sharing the total credit risk. The Company is currently negotiating with its current lenders and others who are interested in acting as the lead manager of such group. There can be no assurance that the Company will be successful in arranging such a syndicated credit facility or that the
Company's current relationship with its single lender can be sustained until such time. Failure by the Company to do so could materially adversely affect the Company's business, financial condition and results of operations.

      As interest rates rise and the economy declines, the rate of mortgage loan foreclosures tends to rise accordingly. As a result, the Company occasionally is required to hold foreclosed residential real estate in inventory ("REO") until it can be resold. Depending on the circumstances of the transaction, the Company may or may not be able to sell the property for more than the outstanding loan balance. There can be no assurance that such transactions will not have a material adverse effect on the Company's business, financial condition or results of operations.

      Electronic Commerce Security Risks. The secure transmission of confidential information over public networks is critical to the acceptance of electronic commerce. The Company relies on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as homebuyers' financial statements. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise were to occur, it could have a material adverse effect on the Company's business, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause disruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet generally, and electronic commerce in particular. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as homebuyers' financial statements and profile information, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Competition. The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites on the Internet at relatively low cost. In addition, the residential mortgage loan business is intensely competitive. The Company currently competes with a variety of other companies including (i) various online mortgage brokers, including E-Loan Inc., HomeShark and AllTell Information Services; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, including Yahoo! and Microsoft Corporation, through which other online mortgage companies may offer products; (iii) mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans; and (iv) mortgage brokers.

     Most of these competitor financial institutions have greater financial strength, larger organizations, more experience and larger, more established market share than the Company. Competition for borrowers and loan personnel is intense, especially in California. In addition, the barriers to entry in the mortgage brokerage industry are relatively few; thus, there can be no assurance that the Company will not face increased competition from new entrants to this industry. Many of the Company's mortgage banking and mortgage brokerage competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive customer bases that can be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company, possibly even sparking a price war in the electronic mortgage business. Moreover, current and potential competitors have established, or could in the future establish cooperative relationships with each other or with third parties to enhance their services and products. For example, E-Loan has formed a joint venture with the Internet browser Yahoo! that gives E-Loan a presence on a highly visited site on the World Wide Web. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and any inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Change; Lack of Proprietary Technology. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its online services. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing technology and systems obsolete.

      While the Company believes it currently offers capabilities and services that would be difficult for independent mortgage brokers to duplicate, little of its computer software, information databases or applications is proprietary. Consequently, it may be possible for competitors to develop programs similar or even superior to that currently marketed by the Company. Additionally, although the connectivity features offered by PTN and iQualify are currently unique, proprietary and operational, there can be no assurance that others will not develop and offer competitive services, or, if so offered, that they will not gain greater acceptance among potential customers. The Company's success will depend, in part, on its ability to both license and internally develop leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its clients, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web sites and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its Web site, technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer requirements or emerging industry standards, its business, financial condition and results of operations could be materially adversely affected.

     Risks of Systems Failures. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web sites. Accordingly, the satisfactory performance, reliability and availability of the Company's Web sites, transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers and maintain adequate customer service levels. The Company's revenues depend in part on the number of customers who visit its Web sites and the volume of transactions processed via the sites. Any system interruptions that result in the unavailability of the Company's Web
sites       or       reduced       transaction      performance       would
reduce the volume of services provided and the attractiveness of the Company's product and service offerings. In the past, the Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. Any substantial increase in the volume of traffic on the Company's Web sites may require the Company to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web sites or expand and upgrade its systems and infrastructure to accommodate such increases in a timely manner, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Associated with Sales of Mortgage Loans, Federal Programs and Related Agreements. The Company funds its mortgage loan production operations by selling or exchanging the mortgage loans that it originates in the secondary markets to entities such as Fannie Mae, Freddie Mac and Ginnie Mae. The Company's ability to sell mortgage loans is largely dependent upon the continuation of programs administered by these entities, which facilitate the pooling of those mortgage loans into mortgage-backed securities, as well as the Company's continued eligibility to participate in such programs. The discontinuation of, or a significant reduction in, the operation of such programs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that it will continue to remain eligible to participate in these programs, but any significant impairment of such eligibility would also materially adversely affect the Company's business, financial condition and results of operations. In addition, the products offered under these programs may be changed from time to time by the sponsor. The profitability of specific products may vary depending on a number of factors, including the administrative costs to the Company of originating these products.

      The Company is also dependent upon private investors other than Freddie Mac, Fannie Mae and Ginnie Mae to purchase the mortgage loans that the Company originates which do not qualify for programs conducted by these agencies (primarily as a result of limitations as to maximum loan size). To the extent that private investors reduce their purchases, the price and level of the market for those mortgage loans will be negatively affected, which would adversely impact the Company's mortgage loan production volume, potentially its profitability, and, in turn, the Company's business, financial condition and results of operations.

      Nasdaq Maintenance Requirements; Possible Delisting from the Nasdaq National Market and Market Illiquidity. The Company' Common Stock is included in The Nasdaq SmallCap Market. For continued inclusion on The Nasdaq SmallCap Market, (i) the Company will have to maintain at least $2,000,000 in total assets and $1,000,000 in capital and surplus; (ii) the minimum bid price of the Common Stock will have to be $1.00 per share;
(iii) there must be at least 500,000 shares in the public float valued at $1,000,000 or more; (iv) the Common Stock must have at least two active market makers; and (v) the Common Stock must be held by at least 300 holders. If the Company is unable to satisfy Nasdaq's requirements for continued listing, such securities may be delisted from The Nasdaq SmallCap Market. In such event, trading, if any, in such securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks of Low-Priced Stock; Penny Stock Regulations. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market the Company may become subject to Rule 15(g)-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability
of         broker-dealers        to        sell        the        Company's

  Common Stock and Warrants and may affect the ability of future purchasers of the Company's securities to sell such securities in the secondary market.

      The Securities Exchange Commission's regulations define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will not apply to the Company's Common Stock, Units, Preferred Stock and Warrants if the Common Stock remains listed on The Nasdaq SmallCap Market and certain price and volume information is provided on a current and continuing basis and the Company meets certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will continue to qualify for exemption from these restrictions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Common Stock or Warrants could be materially adversely affected.

      No Dividends on Common Stock. To date, the Company has not paid any dividends on its Common Stock, and the Company anticipates that no dividends will be paid on the Common Stock in the foreseeable future.

      Dependence on Key Personnel; Need for Additional Personnel. The Company's ability to grow and its future success depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals could have a material adverse effect on the Company's business, financial condition and results of operations.

      Possible Need for Additional Financing. To achieve the sustained growth envisioned, the Company will require significant capital and other resources that the Company does not currently possess. The Company anticipates that it may continue to incur operating losses for the remainder of fiscal 1999, and until such time, if ever, as the Company's operations generate sufficient revenue to offset its costs. The Company expects to incur substantial expenses principally as the result of the various costs associated with corporate acquisitions, implementation of a sales and marketing program and distribution channels, recruitment and training of personnel and other operating activities. The Company issued equity and/or debt securities in fiscal years 1993 through 1998 to finance its operations, and is exploring the possibility of additional equity issuances in the second quarter of fiscal 1999. The Company has no commitments from others to provide such additional financing and there can be no assurance that any such additional financing will be available if needed or, if available, will be on terms acceptable to the Company.

      Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations. The use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions. While the Company believes that the software applications that it uses or has developed are year 2000 compliant, to the extent that any of these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possible replacement of such source code or applications will be necessary. The Company, together with outside consultants it has engaged, has analyzed the software applications that it uses or has developed and, as a result, the Company at this time does not anticipate any significant expense in ensuring that they are year 2000 compliant. However, until the year 2000 arrives, the Company cannot be absolutely certain that its analysis is correct. The Company is currently unable to predict the extent to which the year 2000 issue will affect its customers or strategic partners, or the extent to which it would be vulnerable to any failure by the customers or strategic partners to remedy any year 2000 issues on a timely basis. The failure of a customer or strategic partner subject to the year 2000 to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPANY HISTORIES

     Finet Holdings Corporation was founded in 1989 as William and Clarissa, Inc. In 1991, the Company was reorganized, its unrelated prior business was discontinued and a private mortgage brokerage business was acquired. In l992, its name was changed to Finet Holdings Corporation and a strategy was implemented to develop a franchised national loan distribution network by converting existing mortgage brokers to Finet franchisees. However, no franchises were licensed, the Company remained unprofitable and, in 1995, the Company's founder/Chairman and the CEO both resigned. In 1996, the Company was operationally dormant and active trading of its common shares ceased while new management initiated a successful recapitalization that included negotiated settlements with trade creditors, conversion of certain liabilities to equity, a series of equity private placements and several acquisitions. On December 31, 1996, the Company acquired Monument Mortgage, Inc. ("MMI"), a private mortgage banking company. This report includes historical financial information about Finet, the Registrant, and MMI since, as a result of the form of its acquisition, MMI is deemed to be the reporting entity for accounting purposes and MMI's historical financial results became Finet's. Other than retaining the name and logo, the Company has no material connection to its strategies, activities or personnel prior to 1996.

     MMI, a California corporation, was founded in 1987 as an independent mortgage banker. Beginning with a single retail office, by 1993 MMI's business activity and profits had increased to annual loan fundings of $844 million and profits of $2.8 million. Since the peak of the mortgage loan refinance market in 1993, MMI's operating results declined to a $1.9 million loss for the fiscal year ended April 30, 1997. Business development focus shifted from retail to wholesale lending operations and retained loan servicing rights grew to $660 million. The ability to retain servicing created an annuity and an off balance sheet asset which sustained operations during the period of rising interest rates and declining loan originations that followed through 1996. Loan products offered were limited to a few popular Freddie Mac programs while conservative underwriting ensured a low risk, high quality portfolio of loans. This strategy resulted in a loan servicing portfolio with historical delinquency ratios less than half industry averages. Beginning in fiscal 1995, an aggressive effort was begun to leverage MMI's technology expertise to reduce the cost of originating loans and support expansion of the Company's products and market presence. Recognized as a mortgage industry technology leader, the Company was invited to participate in the development of Fannie Mae and Freddie Mac automated underwriting systems and is now one of the most active users of these systems.

     The genesis of the Company in its present form and breadth of its activity essentially began in early 1997, with completion of the recapitalization plan. The Company changed significantly, with new capabilities, a new electronic commerce business strategy, as well as a new management team and Board of Directors. Since then, Coastal was acquired in a pooling of interests transaction and the assets of Real Estate Office Software, Inc., a software developer, Mical, a retail and wholesale mortgage banker specializing in FHA and VA loans, and Interloan, a popular Internet Web site have been acquired. Two unique first to market Internet products have been developed and introduced, iQualify, the Connector Series and a number of key strategic distribution relationships have been established.

                     ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's leases the following offices: its 17,042 square foot headquarters in Walnut Creek, California, a 2,918 square foot office in San Ramon, California, a 1,400 square foot telemarketing office in Modesto, California, a 3,492 square foot PTN office in Incline Village, Nevada and, as a result of its acquisition of Coastal, a 1,446 square foot branch office in Jamison, Pennsylvania, a 400 square foot office in Bridgeville, Pennsylvania, a 1,354 square foot office in Tampa, FL and a 8,860 square foot main office in Manalapan, NJ. The Company believes these facilities are adequate for its current level of operations.

                        ITEM 3.  LEGAL PROCEEDINGS

      The Company and certain subsidiaries are defendants in various legal proceedings. After reviewing with counsel all such proceedings pending against or involving the Company and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom will have a material adverse effect on the Company's results of operations or consolidated financial position.

      On May 19, 1998, the Company acquired 100% of the issued and outstanding stock of Mical from its shareholders. Prior to said acquisition, on January 14, 1998, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia (the "Action"). The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims.

     Mical's management believes that its compensation programs to mortgage brokers comply with applicable laws and with long standing industry practices, and that it has meritorious defenses to the Action. Management has been advised by counsel, that the facts of the underlying transaction are not supportive of a court order granting class certification. The Company intends to defend vigorously against the Action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

     Since November 11, 1997, the Company's Common Stock has traded on the Nasdaq SmallCap Market under the Nasdaq symbol "FNHC." Prior to that date the Common Stock was quoted over-the-counter on the NASD's Electronic Bulletin Board (the "Pink Sheets"). Prior to a one-for-two reverse stock split on October 24, 1996, the Company's common stock traded under the symbol "FTHC".

     The following table sets forth, for the periods indicated, the range of high and low sales prices, all as reported by Nasdaq. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEARS ENDED APRIL 30:                       HIGH BID      LOW BID
-----------------------------------------   --------      -------
First Quarter through July 31, 1998         $ 4.17         $ 2.13

YEAR ENDED APRIL 30, 1998:
Fourth Quarter                                4.25           2.88
Third Quarter                                 7.63           3.50
Second Quarter                                8.00           2.56
First Quarter                                 6.38           2.19

YEAR ENDED APRIL 30, 1997:
Fourth Quarter                                2.63           0.88
Third Quarter                                 2.88           0.75
October 25 to 31, 1996 <F1>                   1.75           0.75
Second Quarter thru October 24, 1996          2.63           0.25
First Quarter                                 1.25           0.25

<F1>
On October 25, 1996 the Company's trading symbol changed from FTHC to FNHC.

     Common stock issued and outstanding as of April 30, 1998 was 32,052,000 shares, held by approximately 1,100 stockholders, not including 10,596,000 warrants and 738,000 options. During the fiscal year ended April 30, 1998, average monthly trading volume was 895,000 shares. The closing price of the Company's Common Stock on Nasdaq on July 27, 1998 was $3.05.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 16, 1996 the Company sold 1,000,000 Common shares and a Common Stock purchase warrant for a further 1,000,000 Common shares to a single investor, pursuant to the federal exemption from registration provided by Section 4(2) of the Securities Act. The aggregate purchase price of $500,000 included conversion of $270,000 of debt into Common Stock. The warrant granted has a five-year term and an exercise price of $1.00 per Common share.

     On December 31, 1996 the Company sold 6,000,000 Common shares to a group of non-U.S. investors for an aggregate purchase price of $3,000,000. The offering was effected pursuant to the registration exemption provided by Regulation S under the Securities Act. Placement agent warrants to purchase 600,000 Common shares were granted in connection with the offering. In addition, a warrant for 2,500,000 Common shares was granted to an individual who was instrumental in assisting the Company to sell 5,000,000 of the shares in the offering. such warrant affords the holder exercise prices varying from $0.50 to $3.00 per share and has a five-year term.

     On March 21, 1997 the Company sold 1,000,000 Common shares and a warrant to purchase 600,000 Common shares to a single non-U.S. investor in reliance on the federal exemption provided by Section 4(2) of the Securities Act. The aggregate purchase price was $600,000. The five year warrant contains varying exercise prices from $1.50 to $2.50 per share. Placement agent warrants for 50,000 Common shares were issued in connection with the offering, such warrants having a four-year term and an exercise price of $1.50 per share.

     In April, 1997 the Company effected a private placement of 3,991,250 Common shares and 743,125 warrants pursuant to the registration exemption provided by Rule 506 of Regulation D of the Securities Act. Total offering price of the Common shares was $3,991,250. The warrants exhibit varying exercise prices from $1.50 to $3.50 per Common share and expire between 2001 and 2002. In addition, the Company issued warrants for 399,125 Common shares to a placement agent in connection with the offering. The placement agent warrants have a five-year term and an exercise price of $1.50 per share.

     In  October,  1997  a group of eleven individuals purchased  1,300,000
Common shares for an aggregate purchase price of $3,500,000 and were granted 1,300,000 five-year warrants having an exercise price of $5.00 per share. The offering was made in reliance on the registration exemption provided by Section 4(2) of the Securities Act.

     On March 18, 1998 the Company entered into a stock purchase agreement with three non-U.S. investors for the sale of $7,000,000 principal amount of the Company's 3% Subordinated Convertible Debentures. The offering was held in three traunches and effected in reliance on the exemption from registration afforded by Rule 506 of Regulation D of the Securities Act. The first traunch closed on March 18, 1998 and resulted in the sale of $4,000,000 debentures and the issuance of 3-year warrants to purchase up to 100,000 Common shares at an exercise price of $5.71 per share. The Company also issued 5-year warrants to purchase 80,000 Common shares at an exercise price of $5.71 per share to a placement agent in connection with the first traunch. An additional $1,500,000 face amount of debentures were sold in a second traunch to the same investors on April 20, 1998, with the investors further receiving 37,500 3-year warrants to purchase shares of the Company's Common Stock at an exercise price of $4.88. The placement agent was issued 30,000 5-year warrants at the same exercise price. On May 26, 1998 the third and final traunch of the debenture offering was closed, for an additional $1,500,000 principal amount of Debentures, an additional 37,500 3-year warrants at an exercise price of $5.25 per share, and 30,000 5-year warrants issued to the placement agent at an exercise price of $5.25 per share.

     The number of shares of the Company's Common Stock issuable to the debenture holders upon conversion is determined by dividing the aggregate principal amount, plus any accrued interest at 3% per annum, by the lesser of (i) $5.00 per share, or (ii) 78% of the average of the closing bid price for the Company's Common Stock for the ten consecutive trading days ending on the trading day and immediately preceding the conversion date. The first traunch debentures are convertible commencing on September 18, 1998, the second traunch beginning on October 20, 1998, and the third traunch beginning on November 26, 1998.

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


   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

GENERAL

      The Company facilitates homeownership through electronic commerce by providing a variety of technology-based products and services to consumers and other real estate service vendors, including realtors, mortgage brokers, home listing aggregators, title companies and other settlement service providers. The Company's current Internet products are iQualify and its Connector series of transaction management software for realtors. Its primary services are the fulfillment of consumer homeownership needs by its call center counselors, the offering of automated mortgage financing solutions to consumers, directly and through mortgage brokers, and the sale of customer leads to other industry vendors.

      On April 30, 1998 the Company acquired Coastal Federal Mortgage Company ("Coastal"), a New Jersey-based mortgage banker specializing in providing sub prime mortgage financing, i.e., to consumers with impaired credit. The acquisition is accounted for as a pooling of interests. Accordingly, the financial statements of the Company as of and for the year ended April 30, 1997 have been restated. The Company is in the process of renaming Coastal and integrating it into the Finet Acceptance lending unit.

      On December 31, 1996, Finet acquired Monument Mortgage, Inc. ("MMI"), a highly automated mortgage banker specializing in prime conforming mortgage loans, in a reverse acquisition accounted for as a recapitalization of MMI. Due to the requirements of such accounting, MMI is deemed to be the reporting entity, although Finet is the Registrant. Accordingly, the financial statements presented for the 1997 fiscal year include 12 months of operations of MMI, combined with 4 months of Finet operations (from the acquisition date through April 30, 1997) and the results of Coastal.

      Prior to December 31, 1996, the reported operations of the Company involve only MMI's wholesale mortgage banking activities and the development of its automated loan origination technology. The operations of the Company after January 1, 1997 have been and will continue to be materially different than prior periods. Thus, the meaningfulness of comparisons below between the fiscal years ended April 30, 1998 and 1997 may be limited and may not be representative of future events.

      The Company's revenues for the fiscal year ended April 30, 1998 increased 24% to $12.6 million from $10.1 million in 1997. These operating results are attributable primarily to revenue increases from increases in core financing and loan servicing activities and revenue growth in several new distribution channels, including iQualify, the Property Transaction Network ("PTN") and Finet's service center. The Company's loss from operations before income taxes and extraordinary items increased 217% to $9.2 million from $2.9 million in 1997. Expenses increased 67% to $21.7 million in 1998 as a result of higher technology costs, new product introduction expense and business unit start up costs, acquisition costs and related professional fees, the write-off of intangible assets, and staff increases in anticipation of future growth.

REVENUES

      The Company has a growing base of electronic commerce revenues, including: (a) from mortgage financing and settlement services provided directly to consumers by the Company's retail activities (including both loans funded by the Company's lending unit as well as loans funded by other lenders); (b) from loans funded for mortgage brokers by the Company's wholesale lending activities; (c) from loan servicing fees; (d) from the sale of customer leads to other real estate service providers; and (e) from providing Internet products and services to PTN realtors, loan brokers and consumers.

      While the Company provides certain services that are comparable to those provided by more traditional manual means within the industry, the methods by which the Company earns revenues from delivering them are increasingly electronic and non-traditional. The Company policy is to use the most automated processes currently available and to fully implement the business process simplifications that electronic commerce enables. For example, the Company is the most active sponsor of mortgage brokers to use Fannie Mae's Automated Underwriting System and is one of only a few lenders to allow borrowers to fully use the simplified loan documentation that this streamlined process provides.

     Of the Company's 1998 24% revenue increase to $12.6 million, Coastal's revenue increased 16% to $6.7 million while the remainder of Finet's revenues increased 34% to $5.9 million.

      Retail and wholesale electronic commerce mortgage banking revenues represented the Company's largest revenue source in fiscal 1998. However, consistent with the Company's focus on developing a diversified group of electronic commerce revenues, mortgage banking revenues now represent a smaller percentage of total revenues. The Company's wholesale mortgage banking revenues, excluding Coastal, which were 78% and 70% of total revenue in fiscal 1996 and 1997, respectively, represented only 50% of total revenues for the year ended April 30, 1998.

     In fiscal 1998, mortgage financing revenues were affected favorably by a broad advance in mortgage loan volume, as a result of industry wide stimulation of refinancing from lower mortgage interest rates and the increased contributions of the Company's newer business units. Total loan volume increased 36% to $613 million from $453 million in 1997. This increase was comprised of a 10% increase in sub prime loans to $113 million, a 40% increase to $472 million in wholesale loans originated by mortgage brokers, and a 115% increase to $29 million in financing solutions provided directly to consumers through the Company's retail channels.

      After a mortgage loan is funded, there are two primary revenue components for the Company: (a) the amount received for the loan itself when sold in the secondary market, less the amount actually funded, and (b) the amount received for the right to service that loan, if and when that right is sold. Under current industry pricing practices, the loan itself is typically sold for a loss of approximately 75 basis points less than the amount actually funded. Depending on the specific loan product, the right to service that loan is typically sold for 125 basis points of the loan amount or more. The combination of the two revenue components is included in the net Gain on Sale of Mortgage Loans and Servicing Rights. The Company normally sells loans with the servicing rights released, but occasionally retains some servicing rights as a revenue producing asset until the loan either pays off or until the servicing right is later sold as part of a bulk sales transaction. The servicing right owner earns a monthly servicing fee for collecting and disbursing loan payments.

      The gain on sale of mortgage loans of $3.2 million and the gain on sale of servicing rights of $4.3 million for 1998 total $7.5 million, $0.7 million (11%) higher than 1997's $6.8 million. This improvement resulted from increased loan volume and proportionately lower loan origination costs assessed against these gains in 1998 as the proportion of loans processed electronically increased over 1997.

      Interest income is earned primarily from funded loans in inventory awaiting sale. Due to increased loan activity, interest income increased 33% to $3.2 million from $2.4 million in 1997.

      Loan servicing fees increased 47% to $868,000 from $589,000 in 1997. This fee revenue is derived from the servicing rights retained on loans originated and from purchased servicing rights. The Company purchased $4.5 million of servicing rights during the fiscal year, retained $1.2 million of originated loan servicing rights and sold $583,000 of servicing rights in bulk sales, resulting in a net increase in the value of the Company's servicing portfolio of $4.9 million or 745%. The principal balance of the servicing portfolio increased to $673 million at the end of fiscal 1998 from $168 million at the end of 1997.

      Retail brokerage fees from the retail delivery of financing and transaction services to consumers from the Company's service center increased 345% to $418,000 in 1998 from its start up activity of $94,000 in 1997.

      The Property Transaction Network ("PTN") provides fee-based Internet and marketing services, primarily to realtors and mortgage brokers. PTN revenue increased 512% to $367,000 in 1998 from its start up activity of $60,000 in 1997 as its Agent Connector series of products were introduced in November 1997.

EXPENSES

     Primarily as a result of the one-time costs associated with funding of start up operations, the write-off of intangibles, and the costs associated with acquisitions and real estate foreclosures, expenses increased 65% from $13.0 million in 1997 to $21.7 million in 1998.

      Compensation and employee benefits expense increased 55% to $9.4 million in 1998 from $6.1 million in 1997, as a result of competitive merit increases, severance benefits and increases in the number of employees to 207 as of April 30, 1998 from 185 as of April 30, 1997. The increase of 22 employees was attributable primarily to technical and customer support staff additions. Automated processes enabled the Company to meet increased 1998 business activity levels with minimal increases in production staff.

      Interest expense is comprised of interest on the Company's borrowings against its warehouse lines of credit (which finance funded loans in inventory awaiting sale) and interest on the Company's non-mortgage related borrowings. Warehouse interest expense is offset by mortgage interest income from mortgages in inventory awaiting sale and delivery to secondary market investors. In 1998 interest expense was $3.2 million compared to $2.0 million in 1997, resulting in net interest income of $72,000 in 1998 compared to $441,000 in 1997. The decline in net interest income is primarily attributable to the discount amortization associated with the issuance of debentures, increased credit line borrowing, the margin compression effect of increasing loan volume while long term mortgage interest rates declined faster than short term borrowing costs, and accrued debenture interest.

     Office expense increased 40% to $1.8 million in 1998 from $1.3 million in 1997, primarily as a result of increased business activity and staff expansion.

      Marketing expense increased $997,000 in 1998 from $667,000 in 1997, primarily as a result of the marketing costs of new product releases.

      Professional fees increased 90% to $1.6 million in 1998 from $856,000 in 1997. The increase is due primarily to a full year of consulting fees related to the acquisition of MMI in December 1996, expenses related to the acquisitions of Coastal and, in May 1998, of Mical Mortgage, Inc., including due diligence, legal, accounting, auditing and consulting expenses.

      In 1998, the Company wrote down $1.0 million of intangibles and $0.7 million in accounts receivable related to foreclosed real estate.

      Occupancy expense increased 57% to $667,000 in 1998 from $425,000 in 1997, primarily as a result of leasing additional space.

CAPITAL EXPENDITURES, LIQUIDITY, AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     The Company's operating activity cash requirements are to fund ongoing expenses, including sales and marketing and geographic and product line expansion, and to satisfy obligations as they become due. Historically, these cash requirements have been satisfied through cash receipts from mortgage lending and servicing activities and the proceeds from the bulk sale of servicing rights.

     During fiscal year 1997 and 1998, additional revenue sources were developed. However, to date the cash consumed from the commencement of these activities exceeded total cash generated. Accordingly, cash from financing activities was used to offset the operating cash shortfall. The Company experienced a slight improvement in negative quarterly cash flows during fiscal 1998.

     The Company believes that its cash resources, including unused borrowing capacity and other sources of liquidity, are sufficient to finance the Company's operations through April 30, 1999.

INVESTING ACTIVITIES

      The Company's investing activities included the purchase of loan servicing rights, business acquisitions, purchase of capital assets to support the expanded business development strategy, and expenses related to capital raising. Investing activities were funded primarily from the proceeds of the sale of common stock.

     During fiscal year 1998, one private placement resulted in stock subscriptions totaling $3.9 million to acquire 1,300,000 shares of the Company's common stock. In addition to the capital raised from this sale of the Company's common stock, warrants to purchase additional shares were issued to purchasers of the above described shares. These warrants were issued at exercise prices ranging from $1.50 per share to $5.00 per share for a total of 105,000 shares.

FINANCING ACTIVITIES

      On March 18, 1998 the Company issued 3% Subordinated Convertible Debentures in a private placement with interest payable in common stock of the Company when converted or in cash at maturity, redemption or retirement. These debentures have been issued in three separate traunches together with 175,000 detachable warrants for purchase of the Company's common stock. The debentures and accrued interest are convertible into the Company's common stock at the lesser of $5.00 per common share or 78% of the determined market price prior to conversion. The Company has recorded $1,551,000 as additional paid in capital for the discount deemed related to the imputed interest in the debenture. The discount is being amortized to interest expense over the period from the date of issuance to the earliest date of conversion. Among other things the debenture agreement provides for redemption of the debentures by the Company at 115% of the principal amount plus any unpaid interest accrued at the time of redemption. As of April 30,
1998                                                                    the

Company had received $5.5 million with completion of the first two traunches. On May 26, 1998, the Company received payment for the third traunch of $1.5 million.

     The Company's primary financing activities involve the use of cash to fund its lending activities. The Company must advance cash on a daily basis to fund newly originated loans to its borrower customers. The majority of these funds are provided through a conventional mortgage warehouse line of credit from Residential Funding Corporation ("RFC"). The Company maintains a $79 million committed warehouse facility and a $25 million uncommitted gestation facility with RFC. The warehouse and gestation borrowing facilities function as short term (less than 45 days) borrowing sources. RFC will advance up to 98% of the face amount of the loans being funded by the Company with the remaining 2% "haircut" funded by the Company. One warehouse and the gestation lines bear interest at LIBOR plus a variable margin; a second warehouse line bears interest at LIBOR plus 2.5%. When loans are funded, the borrowings are drawn from the warehouse line. When the loans are sold and shipped to a secondary market investor, the borrowings are transferred to the gestation line awaiting for receipt of the sale proceeds from the investor. The borrowing is secured by the underlying mortgage loans and is repaid with the proceeds from the sale of loans to secondary market investors. The warehouse and gestation borrowing arrangements were increased during the fiscal year to support increased monthly loan originations.

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

    In addition, the Company has a $1.9 million long term (5 years) loan agreement with RFC. This loan also carries an interest rate of Prime plus 0.625% and is repaid on a fully amortizing basis over the remaining term. As with the working capital facility, the term loan is secured by the Company's loan servicing portfolio and certain other assets. Typically, this term loan is used to fund longer term investments such as PMSRs.

    The Company has had a mortgage warehouse borrowing relationship with RFC for nearly nine years, and has never experienced a disruption in borrowing capability. In view of the Company's increased mortgage funding levels as a result of focused business development and acquisitions, the Company is reviewing its borrowing facilities and anticipated future needs, including proposals received from other lenders. With a single lender relationship, sudden termination or suspension of a borrowing agreements could result in a major disruption and the Company's business relationships with its brokers, investors and borrowers could be seriously damaged. Multiple lending relationships could provide the Company with contingency options should one lender curtail, cancel or fail to renew its borrowing agreement with the Company. However, multiple relationships can be more expensive in terms of commitment fees and administrative overhead. Management believes that it is unlikely that RFC would terminate the existing borrowing agreements with less than a 30 day notice unless the Company was to experience a sudden and severe degradation in its financial position.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make investments to ensure compliance with issues associated with the change of the millennium. These costs are being expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's
expectations.       Factors      that       could       influence       the
amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

MATERIAL SUBSEQUENT EVENTS

     MICAL MORTGAGE, INC.

      On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical Mortgage, Inc. ("Mical"), a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,430 shares of the Company's common stock. Since this transaction occurred after April 30, 1998, no consideration for this transaction has been given in the Company's financial statements. However, due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition.

     RECEIPT OF ADDITIONAL CAPITAL

     At May 22, 1998, the third and final traunch of the Company's 3% Convertible Debenture offering was completed when an additional $1,500,000 of the Convertible Debentures were purchased. As part of the agreement 37,500 and 30,000 five year warrants to purchase shares of the Company's common stock at an exercise price of $5.25 were issued to the investors and to J. P. Carey, the placement agent, respectively.

     INTERLOAN ACQUISTION

     On June 23, 1998 the Company acquired, from an individual, certain assets which include an internet site, "interloan. com", in exchange for 100,000 shares of the Company's common stock. The Company also entered into a three year employment agreement with the individual.

     CONTINGENT OBLIGATION

     Under the terms of a services purchase agreement with NDS in which the consideration paid to NDS included 202,000 shares of the Company's common stock, the Company had a contingent obligation to adjust the share consideration if the market price of the Company's common shares was not at or above $4.00 per share upon the earlier of the Company's registration of NDS's shares or June 3, 1998, to maintain a value equal to $808,000 at that time, to a maximum additional shares issuable of 1,414,000 shares. With the Company's consent, the shares and the contingent obligation were purchased by an institutional shareholder. The closing price of the Company's shares on June 3, 1998 was $2.9375. Accordingly, the Company will issue 73,063 shares to the purchaser to satisfy this obligation.

     STOCK OPTIONS AND WARRANTS GRANTED

      The Company has prepared a new 1998 Stock Option Plan (2,000,000 common stock share reserve), a 1998 Stock Bonus Plan (875,000 common stock share reserve) and a 1998 Non-Employee Directors Option Plan (500,000 common stock share reserve). In June 1998, option awards to acquire 1,200,000 common shares were approved by the Board of Directors at an exercise price of $2.75 per share.

      In June 1998, the Board of Directors authorized the sale of warrants to purchase 700,000 common shares at $2.75 per share for a consideration of $7,000 to two officers of the Company, and warrants to purchase 1,000,000 common shares at $2.75 per share to a director of the Company for a consideration of $10,000.

                       ITEM 7.  FINANCIAL STATEMENTS

The following are  filed in an Appendix as part of this report:

                                                                  Page
----------------------------------------------------------------  ----
(a)  Financial Statements

Independent Auditors' Reports.....................................  46

Consolidated Balance Sheet at April 30, 1998......................  48

Consolidated Statements of Operations for the years ended
  April 30, 1998 and 1997..... ...................................  49

Consolidated Statements of Stockholders' Equity for the years ended
 April 30, 1998 and 1997 .........................................  50

Consolidated Statements of Cash Flows for the years ended
 April 30, 1998 and 1997 .........................................  51

Notes to Consolidated Financial Statements........................  53

         ITEM 8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's bylaws provide for a maximum of nine Directors that are elected on an annual basis at the Company's annual meeting of stockholders. The present term for each Director will expire at the next annual meeting of stockholders or at such time as a successor is duly elected and qualified. Executive officers are elected annually and, except to the extent governed by employment contracts, serve at the discretion of the Board of Directors.

                     DIRECTORS AND EXECUTIVE OFFICERS
NAME                      AGE POSITION       SINCE
------------------------  --- -------------  ----------------------------
Jose Salema Garcao        51  Chairman       October, 1997
Stephen J. Sogin, Ph.D..  55  Director       March, 1990
L. Daniel Rawitch.......  39  Director       September, 1994
                              CEO            May, 1995
Jan C. Hoeffel..........  62  Director       November, 1995
                              President      November, 1995
James W. Noack..........  45  Pres, MMI      1987 to May, 1998
                              Director       January, 1997
                              Vice Chairman  May, 1998
Jose Philipe Guedes.....  51  Director       January, 1997
S. Lewis Meyer..........  53  Director       January, 1997
George P. Winkel          56  CFO            September, 1997

Jose Salema Garcao, 51, became a Director and Chairman of the Company in October 1997. Mr. Salema is an independent investor and, since 1987, has also been President and CEO of Gigeste, S.A., a real estate development company headquartered in Lisbon, Portugal. Mr. Salema earned a mechanical engineering degree from the Instituto Superior Technico-Lisbon and has extensive business experience in real estate and investments.

Stephen J. Sogin, Ph.D., 55, has been a Director of the Company since March, 1990. From 1982 until 1995, he was a general partner of the entity that was the general partner of Montgomery Medical Ventures II, formerly a significant Finet shareholder. Dr. Sogin is the author of over 30 scientific papers on theoretical and applied microbiology and is a member of the American Society for Microbiology and the American Association for the Advancement of Science. Dr. Sogin is also a Director of Osteotech, Inc.

L. Daniel Rawitch, 39, has served as Chief Executive Officer since May, 1995 and as a Director since September, 1994. He acquired the operating rights to Residential Pacific Mortgage, Inc. (RPM) in 1989 and served as its Chief Executive Officer until it was acquired by the Company in August, 1994, at which time he became Vice Chairman of the Company and focused on marketing capabilities development.

Jan C. Hoeffel, 62, was a founder and President of Finex Corporation, a technology-oriented mortgage broker acquired by the Company in December, 1991, after which he served as Executive Vice President until resigning in mid-1992. He rejoined the Company in mid-1995 and became President and a Director in November, 1995. He is a director and major shareholder of Typography Express, a computer-based national service bureau for graphic arts professionals, and a director and majority shareholder of San Luis Avionics, Inc., an FAA certified repair station providing avionics sales, installation and maintenance for general aviation aircraft.

James W. Noack, 45, was a founder and President of Monument Mortgage, Inc. until becoming Vice Chairmen in May 1998. He became a Director in January, 1997 when MMI was acquired by the Company. Mr. Noack received a B.A. from the University of California at Fullerton, is a member of Fannie Mae's technical advisory committee, a frequent author and speaker to the industry and is widely recognized as an innovative leader in the application of technology to the real estate financing industry.

Jose Philipe Guedes, 51, became a Director in January, 1997. Mr. Guedes is Managing Partner of Ceramic, a ceramic tile manufacturer, and Pinto Basil, a real estate investment firm. From 1982-1995, he was Chief Executive Officer of Cerexport/Vista Alegre, a ceramic manufacturer refining firm. He earned a degree in chemical engineering from the University of Lisbon and has served as a Director of R. Schedel, a Lisbon Stock Exchange broker, and SOCI, a newspaper publisher, and is a past President of the Portuguese Ceramic Manufacturers Association.

S. Lewis Meyer Ph.D., 53, became a Director in January, 1997. He is President and CEO of Imatron Inc., a public, technology-based company engaged principally in Electron Beam Computed Tomography scanning, both in Imatron's Coronary Artery Scanning clinics and in Research & Development work for other firms. Mr. Meyer received a B.S. in Physics from the University of Pacific and a M.S. and Ph.D. in Physics from Purdue University. Mr. Meyer is also a Director of BSD Medical Company.

George P. Winkel, 56, is the Company's Chief Financial Officer and a Certified Public Accountant. Prior to joining Finet in September, 1997, for five years he was a Managing Partner of Reuben E. Price & Co., the Company's auditor and earlier, over 20 years, held a number of accounting and financial management positions with RJR Nabisco.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except as follows: Jose Maria Salema Garcao , a director and greater than ten-percent beneficial owner of the Company, filed late two Forms 4, covering an aggregate of 184 transactions; James W. Noack, a director and greater than ten-percent beneficial owner of the Company, filed late a Form 4, reporting one transaction; S. Lewis Meyer, a director of the Company, filed late a Form 3 reporting one transaction; David Purvis, a former director of the Company, filed late a Form 3 reporting one transaction; Paul R. Garrigues, a former executive officer of the Company filed a late Form 3 and two late Form 4s reporting a total of three transactions, and James A. Umphryes, a former ten-percent beneficial shareholder of the Company, filed late a Form 3, and filed late two Forms 4 reporting a total of four transactions.

                      ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation received by the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual compensation exceeded $100,000 with respect to the fiscal years ended April 30, 1998, 1997, and 1996, respectively.

                        SUMMARY COMPENSATION TABLE
                   Annual Compensation       Awards            Other
                   ------------------- ----------------------  ------
Name and                     Other     Restricted  Securities  All
Principal  Fiscal            Annual    Stock       Underlying  Other
Position   Year    Salary    Comp      Awards      Options     Comp <F1>
---------  ------  --------  --------  ----------  ----------  ------
L. Daniel  1998    $150,000      -         -           -         -
Rawitch    1997     150,000    58,341      -           -       35,000
CEO        1996     150,000    38,789      -       100,000       -

Jan C.     1998     111,818      -         -          -          -
Hoeffel,   1997     150,000    53,762      -          -        18,000
President  1996     107,000     1,500      -       100,000       -

James W.   1998     150,000      -        -           -          -
Noack, MMI 1997     150,000     8,735      -           -         -
President,
Director

<F1>
During fiscal year 1997 prior to the acquisition of MMI by Finet, Mr. Rawitch and Mr. Hoeffel were employed by an MMI affiliate on a part time basis. Mr. Rawitch received compensation of $35,000, and Mr. Hoeffel received consulting fees of $18,000.

On June 2, 1998, the Company hired Mr. S. Lewis Meyer, a director of the Company, to serve as Vice Chairman.

DIRECTOR COMPENSATION

The Company pays outside Directors $15,000 annually for their services and attendance at all regular quarterly Board meetings and $1,000 for each additional Board or committee meeting. Outside directors are also reimbursed for expenses actually incurred in attending meetings of the Board and its committees. Additionally, members of the Board of Directors are eligible to participate under the Company's Stock Option Plan.

The 1989 Option Plan and the 1998 Non-Employee Directors Option Plan each provide for automatic grants of non-qualified options to outside Directors (Directors who are not full-time employees). Upon becoming a Director, each outside Director is granted a five-year, currently exercisable option for 40,000 shares at the then current fair market value and, for each of the next three years on each anniversary date of becoming a Director, is granted an additional five-year option for an additional 25,000 shares which vest at the rate of 6,250 shares per quarter, subject to continuing service as a Director. Directors may also be granted additional options at the discretion of the Board.

EMPLOYMENT AGREEMENTS

Members of the Company's executive management, including certain executives of subsidiaries, have entered into employment agreements with the Company. Except for certain base salary and performance compensation differences, the agreements are standard and contain specific confidentiality and non-competitive language.

                     OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
                                    % Total
                          Options   Options     Exercise     Expiration
Name                      Granted   Granted    Price($/sh)     Date
-----------------------   -------   --------   -----------   ----------
Stapleton Communication    9,000     4.7%      $ 3.00        Expired
David Purvis              40,000    21.3%        3.25        10/1998
Lionel Pober              24,000    12.7%        3.00        8/2002
Jose Salema Garcao        40,000    21.3%        5.50        10/2002
Stephen J. Sogin          25,000    13.3%        4.50        1/2003
Jose Philipe Guedes       25,000    13.3%        4.50        1/2003
S. Lewis Meyer            25,000    13.3%        4.50        1/2003
                         -------    -----
                          188,000   100.0%
                         =======    ======

STOCK OPTION PLANS

On February 18, 1998, the Company's Board of Directors authorized the adoption of a new 1998 Stock Option Plan (2,000,000 common stock share reserve), a 1998 Stock Bonus Plan (875,000 common stock share reserve) and a 1998 Non-Employee Directors Option Plan (500,000 common stock share reserve). In June 1998, option awards to acquire 1,200,000 common shares were approved by the Board of Directors at an exercise price of $2.75 per share.

The Company's 1989 Stock Option Plan will remain in effect until all options have expired or have been exercised.

The provisions of both the 1989 and 1998 Employee Stock Option Plans are similar. They provide for grants to employees, which are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), as well as non-qualifying options for employees, consultants and Directors of the Company. The purpose of all Plans is to encourage stock ownership by certain officers, Directors, consultants and full-time employees of the Company by giving them a greater personal interest in the success of the Company's business.

The Option Plans are administered by the Board of Directors or by a Stock Option Committee appointed by the Board. The exercise price for all options must be at least equal to the fair market value of the shares on the date of grant. Payment may be made in cash or with the Company's approval, in common stock or a combination of cash and common stock. The exercise of incentive stock options granted to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding common stock must be at least equal to 110% of fair market value on the date of grant. The Option Plans limit the amount of incentive stock options that any one employee may be granted in any calendar year in accordance with the Code's limitations. The maximum option term is ten years. The 1989 Plan authorizes the granting of stock appreciation rights in connection with the exercise of an option.

The 1989 Option Plan and the 1998 Non-Employee Directors Option Plan provide for automatic grants of non-qualified options to outside Directors (Directors who are not full-time employees). Upon becoming a Director, each outside Director is granted a five-year, currently exercisable option for 40,000 shares at the then current fair market value and, for each of the next three years on each anniversary date of becoming a Director, is granted an additional five-year option for an additional 25,000 shares which vest at the rate of 6,250 shares per quarter, subject to continuing service as a Director. Directors may also be granted additional options at the discretion of the Board.

As of April 30, 1998, there were 738,000 options outstanding under the 1989 Stock Option Plan, of which 674,000 were vested. During the fiscal year, approximately 10,000 options expired unexercised and no options were exercised.

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock at July 14, 1998: (1) by each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of common stock; (2) by each Director and executive officer of the Company; and (3) by all Directors and Officers as a group. Except as otherwise indicated in the notes to this table, the holders listed below have sole voting and investment power with respect to such shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named below on a given date, any security which such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                           Beneficial Ownership
               -----------------------------------------------
               Name and Address of      ----Common Stock----
               Beneficial Owner           # Owned    % Owned
------------   ----------------------   ----------   -------
Beneficial     Cumberland Associates    2,612,281 <F1>    8.1%
Owners of      1114 Ave of Americas
more than 5%   New York, NY 10036
of shares
outstanding    Fondation Pamalu         2,500,000 <F2>    7.8%
               4536 Mozelos VFR
               Portugal

               Americo Ferreira Amorim  2,000,000         6.2%
               Estefania 163
               Porto, Portugal

Directors      Jose Salema Garcao       12,263,900 <F3>  31.5%
And Officers   James W. Noack            4,404,238 <F4>  13.8%
               Jan C. Hoeffel            1,264,075 <F5>   3.9%
               L. Daniel Rawitch           946,973 <F6>   2.9%
               Jose Philipe Guedes         385,000 <F7>   1.2%
               Stephen J. Sogin            180,633 <F8>   0.6%
               S. Lewis Meyer               65,000 <F9>   0.1%
               George P. Winkel                 50        0.0%

8 Directors
and Officers
as a group                              19,509,869       49.3%

The percent of class calculation is based on 32,051,684 shares of Common
Stock outstanding as of April 30, 1998

<F1>
Reflects 2,350,000 shares beneficially owned and currently exercisable warrants to acquire 262,281 shares.

<F2>
Reflects 1,500,000 shares beneficially owned and currently exercisable warrants to acquire 1,000,000 shares.
<F3>
Reflects 5,373,900 shares beneficially owned, currently exercisable warrants to acquire 6,850,000 shares and currently exercisable options to acquire 40,000 shares.
<F4>
Reflects 4,301,237 shares beneficially owned by him, 28,000 beneficially owned by his minor child and currently exercisable warrants to acquire 75,001 shares.
<F5>
Reflects 1,037,917 shares beneficially owned by him, 917 shares beneficially owned by his spouse and currently exercisable options to acquire 225,241 shares.
<F6>
Reflects 798,973 shares beneficially owned by him and currently exercisable options to acquire 148,000 shares.
<F7>
Reflects 320,000 shares beneficially owned by him and currently exercisable options to purchase 65,000 shares.
<F8>
Reflects 50,000 shares beneficially owned by him and currently exercisable options to purchase 130,633 shares.
<F9>
Reflects currently exercisable options to purchase 65,000 shares.
</FN

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is the Company's policy not to enter into transactions with affiliates of the Company, unless such transactions are for bona fide business purposes and are on terms at least as favorable to the Company as those that could be obtained from unaffiliated parties.

At present, the Company has no material related party relationships other than a 3 year consulting agreement with James Umphryes, a shareholder and former 50% owner of MMI. The agreement calls for payments of $15,000 per month through December, 2000.

Pending completion of the April, 1997 offering and an increase in the Company's working capital, James Noack, an officer and director of the Company, lent the Company a total of $625,000 at an interest rate of 8.5%. These loans were secured by three foreclosed residential properties in inventory. The loans were retired as each property was sold. As of April 30, 1997, all borrowings had been fully repaid.

Effective December 31, 1996 the Company issued a total of 8,400,000 shares of its common stock and paid a total of $1,000,000 in cash to James Noack and James Umphryes, collectively, as consideration for the acquisition of MMI. At the same time, the Company acquired PreferenceAmerica from its shareholders, two of whom were Messrs. Noack and Umphryes, for $250,000.

The Company rents on a month-to-month basis a 3,500 square foot storage facility from James Noack for $600 per month for the storage of furniture and equipment.

During fiscal year 1997 and earlier, the Company made loans to several officers and employees. As of April 30, 1998 total loan balances of $59,000 to two individuals remained outstanding.

On December 16, 1996, Jose Maria Salema Garcao purchased 1,000,000 shares of the Company's common stock for $500,000 and was granted five year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. On December 28, 1996, he purchased 1,000,000 shares of the Company's common stock for $500,000 and was instrumental in assisting the Company to sell an additional 5,000,000 shares of its common stock for $2,500,000, for which he was granted 2,500,000 five year warrants at an average exercise price of $.85 per share. On March 21, 1997, he purchased 1,000,000 shares of the Company's common stock for $600,000 for which he was granted five year warrants to purchase 600,000 shares of the Company's common stock at an average exercise price of $2.00 per share. In April 1997, he purchased 1,400,000 shares for $1,400,000, for which he was granted five year warrants to purchase 600,000 shares of the Company's common stock at an average exercise price of $2.83 per share. In October 1997, he purchased 150,000 shares for $450,000 and was granted five year warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share.

In October 1997, James Noack purchased 75,001 shares for $225,000 and was granted five year warrants to purchase 75,001 shares of the Company's common stock at an exercise price of $5.00 per share.

At April 30, 1998 a total of $305,000 of compensation was deferred by 5 executive officers.

                ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying Index to Exhibits, below and on page 71, are filed as part hereof and are incorporated herein by reference.

                             INDEX TO EXHIBITS
        Foot
Exhibit Note Description                                          Page
------- ---- ---------------------------------------------------  ----
3.1     <F1> Certificate of Amendment of the Restated Certificate
             of Incorporation of the Company, as of October 9,
             1996 and incorporated herein by reference

3.2          Certificate of Amendment of the Restated Certificate
             of Incorporation of the Company, dated as of October
             29, 1997............................................   74

3.3     <F2> Bylaws, as amended, as of July 14, 1993 and
             incorporated herein by reference

4.1          Form of Common Stock Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 16, 1996...................................   76

4.2          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 16, 1996...................................   87

4.3          Form of Warrant issued to Jose Maria Salema Garcao
             dated December 16, 1996.............................   96

4.4          Common Stock Purchase Agreement between the Company
             and investors in the Private Offering concluded
             December 31, 1996...................................  101

4.5          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 30, 1996...................................  117

4.6          Form of Warrant issued to Jose Maria Salema Garcao
             dated December 30, 1996.............................  127

4.7          Form of Common Stock Purchase Agreement between the
             Company and Jose Maria Salema Garcao
             dated March 21, 1997................................  132

4.8          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao
              dated March 21, 1997...............................  142

4.9          Form of Warrant issued to Jose Maria Salema Garcao
             dated March 21, 1997................................  151

4.10         Form of Stock Purchase Agreement between the Company
             and investors in the Private Offering concluded
             April 30, 1997......................................  156

4.11         Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao
             dated April 30, 1997................................  166

4.12         Form of Warrant Issued to investors in the Private
             Offering concluded April 30, 1997...................  177

4.13         Form of Common Stock Purchase Agreement between the
             Company and investors in the Private Offering
             concluded October 31, 1997..........................  184

4.14         Form of Common Stock Purchase Warrant issued to
             investors in the Private Offering concluded
             October 31, 1997....................................  192

4.15    <F3> Form of Securities Purchase Agreement between the
             Company and investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.16    <F3> Filed as an Exhibit to the Company's Current Report
             on Form 8-K filed with the Commission on April 6, 1998 and incorporated herein by reference

4.17    <F3> Form of Registration Rights Agreement between the
             Company and investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.18    <F3> Form of 3% Subordinated Convertible Debenture issued
             to investors in the Debenture Offering concluded
             May 26, 1998 and incorporated herein by reference

4.19    <F3> Form of Warrant Purchase Agreement between the
             Company and Investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.20    <F3> Form of Warrant Issued to Investors in the Debenture
             Offering concluded May 26, 1998 and incorporated herein by reference

10.1    <F1> Merger Agreement and Plan of Reorganization between
             the Company and Monument Mortgage, Inc., dated
             December 20, 1996 and incorporated herein by reference

10.2    <F1> Consulting Agreement between the Company and James
             Umphryes, dated January 1, 1997 and incorporated herein by reference

10.3    <F4> 1998 Stock Option Plan incorporated herein by
             reference

10.4         Asset Purchase Agreement between Finet and Real
             Estate Office Software, Inc. dated August 30, 1997..  198

10.5         Stock Purchase Agreement between the Company and
             Coastal Federal Mortgage Company,
             dated April 30, 1998................................  209

10.6         Stock Purchase Agreement between Finet and MICAL
             Mortgage, Inc., dated May 19, 1998..................  229

21.1         Subsidiaries of Finet Holdings Corporation..........  249

23.1         Consent of Independent Auditors.....................  250

27.1    <F1> Financial Data Schedule, 1997 incorporated herein
             by reference

27.2         Financial Data Schedule, 1998.......................  251

<F1>
Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 and incorporated herein by reference.
<F2>
Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on March 18, 1994 and incorporated herein by reference.

<F3>
Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on April 6, 1998 and incorporated herein by reference.

<F4>
Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on June 19, 1998 (Registration No. 333-57287) and incorporated herein by reference.

                            REPORTS ON FORM 8-K
Date      Item  Description
--------  ----  -----------------------------------------------------
5/12/97    4    Concurrence of MMI's former independent accountant with
4/10/97
                Form 8-K and 4/24/97 Form 8-K/A

1/6/98     5    Announcement of purchase of residential mortgage loan
servicing
                rights with a current outstanding loan balances of $427
million.

1/15/98    2    Announcement of a Letter of Intent to acquire 100% of the
issued
                and outstanding stock of Coastal Federal Mortgage Company.

3/4/98     2    Announcement of a Letter of Intent to acquire 100% of the
issued
                and outstanding stock of Mical Mortgage Inc.

4/6/98     5    Announcement of the sale of a 3 % Convertible Debenture for an
                aggregate principal amount of $7,000,000.

5/18/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Coastal Federal Mortgage Company

5/28/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Mical Mortgage, Inc.

                                 SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FINET HOLDINGS CORPORATION


Date: August 12, 1998              /S/     L. DANIEL RAWITCH
                               ------------------------------------
                               L. DANIEL RAWITCH
                               (CEO, PRINCIPAL EXECUTIVE OFFICER
                                AND DIRECTOR)

Date: August 12, 1998              /S/     GEORGE P. WINKEL
                               ------------------------------------
                               GEORGE P. WINKEL
                               (PRINCIPAL FINANCIAL OFFICER)


Date: August 12, 1998              /S/     JAN HOEFFEL
                               ------------------------------------
                               JAN C. HOEFFEL
                               (PRESIDENT AND DIRECTOR)


Date: August 12, 1998              /S/     JOSE SALEMA GARCAO
                               ------------------------------------
                               JOSE SALEMA GARCAO
                               (DIRECTOR)


Date: August 12, 1998              /S/     S. LEWIS MEYER
                               ------------------------------------
                               S. LEWIS MEYER
                               (DIRECTOR)


                                 APPENDIX

                           REUBEN E. PRICE & CO.
                      PUBLIC ACCOUNTANCY CORPORATION
                             703 MARKET STREET
                          SAN FRANCISCO, CA 94103


INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders
Finet Holdings Corporation
Walnut Creek, CA

We have audited the accompanying consolidated balance sheet of Finet Holdings Corporation and Subsidiaries as of April 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1998 and 1997. The consolidated financial statements give retroactive effect to the merger of Finet Holdings Corporation and Coastal Federal Mortgage Company on April 30, 1998, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of Coastal Federal Mortgage Company, which statements reflect total assets and revenues of approximately 10 percent and 53 percent, respectively, of the related consolidated totals as of April 30, 1998.
Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Coastal Federal Mortgage Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated statements referred to above present fairly, in all material respects, the financial position of Finet Holdings Corporation and Subsidiaries as of April 30, 1998, the consolidated results of their operations and their cash flows for the years ended April 30, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ REUBEN E. PRICE & CO.

San Francisco, CA
August 12, 1998

                     Richard A. Eisner & Company, LLP
                        Accountants and Consultants
                             100 Campus Drive
                      Florham Park, New Jersey 07932
                               973-593-7000

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Coastal Federal Mortgage Company

We have audited the accompanying balance sheet of Coastal Federal Mortgage Company as of April 30, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the two year period then ending (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements enumerated above present fairly, in all material respects, the financial position of Coastal Federal Mortgage Company as of April 30, 1998, the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP

Florham Park, New Jersey
July 9, 1998
With respect to Note C
July 31, 1998

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                              APRIL 30, 1998
                   (In thousands, except per share data)
                                  ASSETS
Cash and cash equivalents......................................  $   1,993
Accounts receivable from sales of mortgage loans...............     23,008
Mortgage loan servicing advances and
  other receivables............................................      1,248
Notes and advances receivable from Mical Mortgage, Inc.
  ("Mical") (Note 14)..........................................      1,930
Notes receivable from officers (Note 14).......................         59
Mortgages held for sale, net of allowance for losses of $396...     20,226
Mortgages held for sale on behalf of Mical (Note 14)...........     42,808
Mortgage servicing rights (Note 3).............................      5,478
Furniture, fixtures and equipment, net of
  accumulated depreciation of $1,854 (Note 4)..................      1,441
Other assets (Note 5)..........................................      3,277
                                                                 ---------
    Total assets...............................................  $ 101,468
                                                                 =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line of credit (Note 6)..............................  $  42,851
Warehouse line of credit on behalf of Mical (Notes 6 & 14).....     42,808
Accounts payable...............................................      2,951
Revolving line of credit (Note 6)..............................      1,000
Note payable and capitalized leases (Note 6)...................        860
3% Convertible subordinated debentures (Note 6)................      5,500
Accrued expenses and other liabilities.........................      1,701
Liabilities subject to compromise (Note 7).....................        438
                                                                 ---------
    Total liabilities..........................................     98,109
                                                                 ---------
Commitments and contingencies (Note 8)

Stockholders' equity: (Notes 10 and 16)
Preferred stock: $.01 par value (100 shares
  authorized, no shares outstanding)...........................        -
Common stock: $.01 par value, (60,000 shares
  authorized, 32,052 shares issued and outstanding)............        386
Paid in capital................................................     13,610
Accumulated deficit............................................    (10,637)
                                                                 ----------
    Total stockholders' equity.................................      3,359
                                                                 ----------
    Total liabilities and stockholders' equity.................  $ 101,468
                                                                 ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED APRIL 30, 1998 AND 1997
                 (In thousands, except for per share data)

                                                      1998        1997
                                                  -----------  ----------
REVENUE
Gain on sale of mortgage loans and servicing
 rights, net of loan origination costs.........     $  7,543   $   6,827
Interest income................................        3,247       2,433
Loan servicing fees............................          868         589
Retail broker fees.............................          418          94
Marketing services.............................          367          60
Other..........................................          118         146
                                                  -----------  ----------
Total revenue..................................       12,561      10,149
                                                  -----------  ----------
EXPENSES
Compensation and employee benefits.............        9,403       6,083
Interest expense...............................        3,175       1,992
Office.........................................        1,808       1,289
Marketing......................................          997         667
Professional fees..............................        1,629         856
Write down of intangibles and other assets.....        1,728         164
Depreciation and amortization..................          953         543
Occupancy......................................          667         425
Insurance......................................          125          87
Data processing services.......................          174         111
Other..........................................        1,055         797
                                                  -----------  ----------
Total expenses.................................       21,714      13,014
                                                  -----------  ----------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY GAIN............................       (9,153)     (2,865)
INCOME TAX (Note 12)...........................         (226)       (225)
                                                  -----------  ----------
LOSS BEFORE EXTRORDINARY GAIN..................       (9,379)     (3,090)
EXTRORDINARY GAIN ON LIABILITIES
  SUBJECT TO COMPROMISE (Note 7) ..............           -          312
                                                  -----------  -----------
NET LOSS.......................................     $ (9,379)  $  (2,778)
                                                  ===========  ===========
BASIC AND DILUTED LOSS PER SHARE BEFORE
    EXTRAORDINARY GAIN.........................     $  (0.31)  $   (0.21)
EXTRAORDINARY GAIN ON LIABILITIES
 SUBJECT TO COMPROMISE.........................           -         0.02
                                                  -----------  ----------
BASIC AND DILUTED NET LOSS PER COMMON SHARE....     $  (0.31)  $   (0.19)
                                                  ===========  ==========
SHARES USED IN COMPUTING BASIC AND DILUTED
 SHARE DATA....................................        30,433      14,313
                                                  ===========  ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 1998 AND 1997
                              (In thousands)

Common
                                 -----Common Stock-----   Capital in
Stock      Retained
                                 Shares  Amount  Sub-     Excess of     Sub-
Earnings     Total
                                                scribed    Par Value
scription     (Deficit)  Capital
                                 ------   ----   ------   ---------    ----
---    ---------   --------
Balance April 30, 1996            9,650   $162            $ 1,413
$  2,261   $ 3,836
Issue of common shares:
  (Notes 2,7 and 10)
 Common stock
  offerings                      11,992     80   $ 40       7,233
$(2,693)                 4,660
 Reverse acquisition              6,412     64             (3,455)
(3,391)
 Debt & note payable conversion   2,314     23              1,136
1,159
 Liabilities subject to
  compromise settlements            230      2                113
115
 Common stock rights              2,403     24                (24)
 Stock option exercise                3
Repurchase of common shares      (3,000)   (30)              (150)
(180)

Distributions to shareholders
(741)     (741)

Net loss
(2,778)   (2,778)
                                --------  -----   -----   -------     -----
---     --------   --------
Balance April 30, 1997           30,004    325      40      6,266
(2,693)      (1,258)    2,680

Proceeds of subscription
   receivable                               40     (40)
2,693                  2,693
Issue of common shares:
  (Notes 2,7 and 10)
 In connection with acquisitions
  Real Estate Office Software       150      2                373
375
  iQualify, Inc.                     50      1                180
181
 Purchase of software from NDS      202      2                806
808
 Private placement                1,300     13              3,887
3,900
Settlement of liabilities           232      2                355
357
Employee bonuses                      9      -                 35
35
Warrants exercised                  105      1                157
158
Additional paid in capital related
 to imputed interest on issue of
 convertible subordinated
  debentures (Note 6)
                                       1,551
1,551






Net loss
(9,379)   (9,379)
                                --------  -----   -----   -------      ----
----    --------   --------
Balance April 30, 1998           32,052   $386    $ -     $13,610      $
-       $(10,637)  $ 3,359
                                ========  =====   =====   =======
========    =========  ========

</TABLE
 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 1998 AND 1997
                              (In thousands)
                                                                   1998
1997
                                                                 ----------
-   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................   $  (9,379)
$ (2,778)
Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization................................         953
543
 Amortization of mortgage servicing rights....................         596
-
 Amortization of imputed interest on convertible debt.........         287
-
 Write down of intangibles and provision for losses...........       1,728
164
 Extraordinary gain on liabilities subject to compromise......          -
(312)
 Gain on sale of purchased mortgage servicing rights..........        (229)
-
 Expenses paid through issuance of common stock...............         392
52
Changes in operating assets and liabilities:
 (Increase) decrease in receivables from sales
    of mortgage loans and loan servicing rights...............     (19,554)
7,972
 Decrease (increase) in mortgage loans held for sale..........       4,246
(6,130)
 Increase in mortgage loans funded on behalf of Mical.........     (42,808)
-
 Increase in originated mortgage servicing rights, net........      (1,248)
(876)
 (Increase) decrease in mortgage loan servicing advances and
    other receivables.........................................        (942)
440
 Net increase in other assets.................................         317
(498)
 Net increase in other liabilities............................       3,006
106
                                                               ------------
- -------------
   Net cash used by operating activities......................     (62,635)
(1,317)
                                                               ------------
- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights........................      (4,515)
(287)
 Proceeds from sale of mortgage servicing rights..............         497
-
 Acquisition of mortgage loans held for investment............          -
(87)
 Principal payments on mortgage loans held for investment.....         110
68
 Purchase of furniture, fixtures and equipment................        (647)
(265)
 Acquisition of purchased technology..........................      (1,007)
(67)
 Proceeds from sale of life insurance to officer..............          -
166
 Pre-acquisition advances to affiliates.......................      (1,930)
(1,377)
 Repayment of pre-acquisition advances to affiliates..........          -
660

                                                               ------------
- -------------
  Net cash used by investing activities.......................      (7,492)
(1,189)
                                                               ------------
- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......................        6,582
4,438
 Proceeds from issuance of convertible debt...................        5,058
-
 Repurchase of common stock...................................           -
(180)
 Proceeds from exercise of common stock warrants and other....          219
-
 Net increase (decrease) in warehouse borrowings..............       58,357
(345)
 Proceeds from advances on note payable and line of credit....        2,550
1,950
 Principal payments on note payable, capitalized leases
   and line of credit.........................................
(1,665)    (2,305)
 Repayments of loans and distributions to former shareholders.
(129)    (1,707)
 Proceeds from notes payable to officers......................           -
625
                                                               ------------
- -----------
  Net cash provided (used) by financing activities.............      70,972
2,476
                                                               ------------
- -----------
Net increase (decrease) in cash...............................          845
(30)
Cash at beginning of period...................................        1,148
1,178
                                                               ------------
- -----------
Cash at end of period......................................... $      1,993
$  1,148

============= ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Finet Holdings Corporation ("Finet" or "Company") operates in one business segment, homeownership services, and is primarily engaged in mortgage lending, as both a wholesale mortgage banker and as a retail mortgage broker, and the delivery of transaction settlement services. During the past year the Company has continued to develop technology-based Internet applications and business processes and is a leader in delivering homeownership-related solutions to consumers and real estate services providers through electronic commerce. The majority of its revenues, including those related to mortgage lending, is derived from increasingly automated electronic processes. The Company's principal operating subsidiary is Monument Mortgage, Inc. ("MMI"), a California mortgage banking company. The majority of the Company's business activity is carried out in California, with lesser activity throughout the remainder of the 42 states in which the Company is currently licensed.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Finet and its subsidiaries. All significant intercompany transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Mortgage loans sold to investors generally settle within fifteen to thirty days of funding. Gains or losses on sales of mortgage loans are computed as the difference between the selling price and the carrying value of the related mortgage loans sold, net of applicable discounts. Loan origination fees on mortgage loans held for sale, net of certain direct loan origination costs, are deferred until the time of sale and are included in the computation of the gain or loss on sale of the related loans. The sale of mortgage loan inventory is recorded when the loans are shipped to the investor.

MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are carried at values based on the allocation of the cost of originated or purchased mortgage loans to the mortgage servicing rights and the loans based on their relative fair values at the date of purchase or, for originated mortgage servicing rights, the date of sale of the related mortgage loan. The fair values of the mortgage servicing rights are based upon prices available in the secondary market for servicing rights of mortgage loans with similar characteristics. When material, capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. In evaluating and measuring impairment, capitalized servicing rights are tested for impairment based on the expected future net servicing revenue stream.

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

FURNITURE, FIXTURES AND EQUIPMENT
Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed over the estimated useful lives of the furniture, fixtures and equipment of two to twelve years using both straight-line and accelerated methods. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expenses.

OTHER ASSETS
Purchased technology is stated at cost less accumulated amortization. Amortization is provided over the estimated useful lives of the respective assets. Purchased technology costs are amortized using the greater of the ratio of current product revenue to the total current and anticipated product revenue or the straight-line method over the software's estimated useful economic life, generally 24 to 36 months.

INCOME TAXES
The Company and its consolidated subsidiaries file consolidated federal and combined state income tax returns. Income taxes are accounted for by the asset/liability approach in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for fiscal 1998 and 1997 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in fiscal 1998 and 1997 of 738,000 shares and 559,000 shares, respectively, warrants to purchase common stock in fiscal 1998 and 1997 of 10,596,000 and 6,907,000 shares, respectively, and 2,659,000 common shares potentially issuable upon conversion of convertible subordinated debentures existing at April 30, 1998 and issued in May 1998 were not included in the calculation of diluted earnings per common share.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions of APB No. 25.

NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 for its fiscal year 1999.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans; however, it does not change the measurement or recognition of those plans. The Company will be required to implement SFAS No. 132 for its fiscal year 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal quarters and years beginning after June 15, 1999. Since the Company's mortgage banking operations involve taking interest rate risk, the Company routinely attempts to mitigate such risk through hedging. The Company considers its hedging to qualify as "fair value hedging" as defined by SFAS No. 133. The Company will be required to implement SFAS No. 133 for its fiscal quarter ending September 30, 1999.

2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical Mortgage, Inc. ("Mical"), a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,000 shares of the Company's common stock. Since this transaction occurred after April 30, 1998, no consideration for this transaction has been given in these financial statements. However, due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition (See Note 14). The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the fair value of the acquired net assets, which approximates $3.3 million, will be recorded as goodwill. The following condensed pro forma statement of financial position of the Company as of April 30, 1998 and condensed pro forma statement of operations of the Company for the fiscal year ended
April 30, 1998 give effect to the acquisition of Mical as though the transaction had occurred at the beginning of fiscal 1998:

(In thousands)
-----------------Condensed Unaudited Pro Forma----------------
Balance Sheet                          Statement of Operations
-----------------------  ----------    ------------  ---------
Cash                     $  2,344      Revenues     $  24,184
Mortgages held for sale   129,174                   ==========
Other assets               18,202      Net loss       (11,995)
                         --------                   ==========
Total assets             $149,720
                         ========

Warehouse line of credit $126,262
Other liabilities          19,024
Stockholders' equity        4,434
                         --------
Liabilities & equity     $149,720
                         ========

On April 30, 1998 the Company acquired all the issued and outstanding common shares of Coastal Federal Mortgage Company ("Coastal"), a non-public, sub prime mortgage banker with offices in New Jersey, Pennsylvania and Florida, in exchange for 1,250,000 shares of the Company's common stock. This transaction is accounted for as a pooling of interests and, consequently, the consolidated financial statements of the Company have been restated to include the balance sheet and statements of operations of Coastal for all periods reported. The table below sets forth the condensed balance sheet and condensed statements of operations for the periods indicated:

(In thousands)                     1998
                         ---------------------------
Balance Sheet            Finet     Coastal  Combined
-----------------------  --------  -------  --------
Cash                     $  1,144  $   849  $  1,993
Mortgages held for sale    55,074    7,960    63,034
Other assets               35,696      745    36,441
                         --------  -------  --------
Total assets             $ 91,914  $ 9,554  $101,468
                         ========  =======  ========
Warehouse line of credit $ 77,952  $ 7,707  $ 85,659
Other liabilities          11,554      896    12,450
Stockholders' equity        2,408      951     3,359
                         --------  -------  --------
Liabilities & equity     $ 91,914  $ 9,554  $101,468
                         ========  =======  ========

                                   1998                         1997
                         --------------------------   ---------------------
-----
Statement of Operations  Finet     Coastal  Combined    Finet   Coastal
Combined
                         -------   -------  --------   -------  -------  --
------
Net revenues             $ 5,862  $ 6,699  $ 12,561   $ 4,366  $ 5,783
$10,149
Net income (loss)         (8,678)    (701)   (9,379)   (3,168)     390
2,778)

On February 9, 1998 the Company acquired all of the issued and outstanding stock of iQualify, Inc., a software developer whose principal asset is the iQualify software currently used by the Company, for a consideration of 50,000 shares of the Company's common stock valued at $180,000, plus certain future usage-based payments. The acquisition was accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $171,000, was recorded as purchased technology.

In December 1997, the Company completed the purchase of substantially all of the assets of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation. REOS is a software development and marketing company whose primary product is a proprietary realtor productivity tool called the Real Estate Office. The total price paid was $1,141,000 of which $641,000 was paid in cash and assumption of liabilities. The remaining $500,000 is to be paid with 200,000 shares of the Company's common stock valued at $2.50 per share; 150,000 of these shares have been issued as of April 30, 1998. The remaining 50,000 shares have been placed in an escrow account and will be issued to the seller periodically as certain audits are performed. The net issuance value of the stock will be adjusted downward for any adverse changes in the value and content of the net assets purchased, as determined by the audits. The acquisition cost was recorded as purchased technology.

On December 31, 1996, the Company acquired all of the outstanding common stock of MMI in exchange for 8.4 million common shares of Finet and a cash payment of $1 million. For accounting purposes, the cash payment was deemed a dividend payment to MMI shareholders and the common shares issued in the acquisition have been treated as a recapitalization of MMI, with MMI as the reverse acquisition acquirer. The historical financial statements prior to December 31, 1996 are those of MMI and are deemed to be those of the reporting entity. Since the Company's operations were minimal or dormant during the year ended December 31, 1996, the reverse acquisition was considered a capital transaction rather than a business combination.. Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of MMI.

3. MORTGAGE SERVICING RIGHTS

During the year ended April 30, 1998, the changes in mortgage servicing rights were as follows:

(In thousands)                  1998
----------------------------  --------
Beginning balance, May 1      $   579
    Acquisitions............    5,763
    Sales...................     (268)
    Amortization............     (596)
                              --------
Ending balance, April 30      $ 5,478
                              ========

The estimated fair value of mortgage servicing rights aggregated $5,478,000 at April 30, 1998. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and using current expected future prepayment rates.

A provision for impairment was not required at April 30, 1998. In measuring impairment the underlying financial assets were stratified primarily by type and term of loan being serviced.

In connection with mortgage servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $16.0 million at April 30, 1998 from the accompanying balance sheet.

4. FURNITURE, FIXTURES AND EQUIPMENT

The total net book value of furniture, fixtures and equipment at April 30, 1998 was comprised of the following:

(In thousands)
    Furniture and fixtures...................  $ 1,010
    Computer equipment.......................    1,855
    Office equipment.........................      225
    Leasehold improvements...................      205
                                               --------
        Total cost...........................    3,295

Less: Accumulated depreciation...............   (1,854)
                                               --------
Furniture, fixtures and equipment, net.......  $ 1,441
                                               ========

5. OTHER ASSETS

Other assets at April 30, 1998 are summarized as follows:

(In thousands)
    Purchased technology  ...................  $ 1,358
    Debt discount and issuance expenses......    1,981
    Other....................................      641
                                               --------
        Total cost...........................    3,980
        Less: Accumulated amortization.......     (703)
                                               --------
        Other assets, net....................  $ 3,277
                                               ========

In May 1997, the Company acquired from NDS Software, Inc. ("NDS") a combination of Internet mortgage leads, software development services and rights to access and market certain of the seller's customer base for approximately $1 million (See Notes 10 and 16). Amortization expense, related to other assets, was $379,000 and none in fiscal 1998 and 1997, respectively. During the fourth quarter of fiscal 1998, the Company wrote-down $1.0 million of intangible assets, $358,000 of other assets, provided $342,000 of amortization of purchased technology and $287,000 amortization of debt discount as interest expense (See Note 6).

6. DEBT

The Company's warehouse borrowings as of April 30, 1998 were approximately $85,259,000, of which $77,552,000 was borrowed by the Company against its $80,000,000 credit line. These borrowings include $42,808,000 borrowed in anticipation of the Mical acquisition (See Notes 2 and 14). In addition, Coastal had borrowed $7,707,000 against its credit line of $24,000,000.
These loans are collateralized by the mortgage loans held for sale, servicing rights and other assets of the Company.

The following table and comments present summary information regarding the Company's debt as of April 30, 1998:

(In thousands)
                                                                   Interest
Expires or
Facility                            Balance         Rate              Due
----------------------------------  --------------  --------------   ------
-------------
REVOLVING
Warehouse line of credit:
  $55 million committed             $  55,000       LIBOR +
  $25 million uncommitted gestation    22,552       variable spread  August
31, 1998
                                    ---------
                                       77,552
  $24 million committed                 7,707       LIBOR + 2.5%     August
31, 1998
Servicing acquisition
  $1,870 committed                        400       Prime + 0.625%   August
31, 1998
                                    ---------
                                    $  85,659
                                                                  =========

Revolving line of credit:
    $1  million  committed               $    1,000        Prime  +  0.625%
Requires payment to
                                     ==========                        zero
balance 5 days
                                                                        per
quarter

NOTES AND CAPITAL LEASES:
Note payable
  $1 million original note          $    500        Prime + 0.625%   Due in
2000
  Capitalized leases                     360        3.5% to 11.5%    Varies
to 2002
                                    ---------
Total                               $    860
                                    =========

On March 18, 1998 the Company issued 3% Subordinated Convertible Debentures in a private placement with interest payable in common stock of the Company when converted or in cash at maturity, redemption or retirement. These debentures have been issued in three separate traunches together with 175,000 detachable warrants for purchase of the Company's common stock. The debentures and accrued interest are convertible into the Company's common stock at the lesser of $5.00 per common share or 78% of the determined market price prior to conversion. The Company has recorded $1,551,000 as additional paid in capital for the discount deemed related to the imputed interest in the debentures. The discount is being amortized to interest expense over the period from the date of issue to the date it first becomes convertible. Among other things the debenture agreement provides for redemption of the debentures by the Company at 115% of the principal amount plus any unpaid interest accrued at the time of redemption. As of April 30, 1998 the Company had received $5.5 million with completion of the first two traunches. On May 26, 1998, the Company received payment for the third traunch of $1.5 million.

Principal payments on long-term debt outstanding at April 30, 1998 for the five years ending April 30, 2003 are as follows:

(In thousands)
                                                   Capitalized   Total
Year                                 Note Payable     Leases    Payments
----                                 ------------  -----------  ---------
1999                                   $250          $  225     $  475
2000                                    250             124        374
2001                                     -               42         42
2002                                     -                5          5
2003                                     -               -          -
                                      -----------  -----------  ----------
                                        500             396        896
Amounts representing interest            -              (36)       (36)
                                      -----------  -----------  ----------
                                       $500          $  360     $  860
                                      ===========  ===========  ===========

COLLATERAL
The warehouse line of credit, the revolving line of credit and the note payable are with the same lender. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The Borrowing Agreements ("Agreements") for the warehouse line of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on all four of the Company's credit facilities are due on demand.

As of April 30, 1998, the Company was in breach of the tangible net worth requirement of its debt covenants. Subsequent to April 30, 1998, the lender issued a formal waiver of the breach.

The Company is in the process of negotiating new Borrowing Agreements with the lender, and has no reason to believe that negotiations will not be successful. However, no assurances can be given that the Agreements will be renewed.

7. LIABILITIES SUBJECT TO COMPROMISE

Prior to the December 31, 1996 reverse acquisition, Finet had incurred $969,000 of unsecured trade creditor accounts payable. The Company had settled a majority of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of the Company's common stock. The reduction of this liability gave rise to extraordinary gain of $312,000 for the year ended April 30, 1997. The balance of liabilities subject to compromise was $438,000 at April 30, 1998.

8. COMMITMENTS AND CONTINGENCIES

DEBT COVENANTS
As discussed in Note 6, at April 30, 1998, the Company was in violation of the tangible net worth requirement of its debt covenants. Subsequently, a waiver for this violation was received from the lender.

LOAN SALE COMMITMENTS
The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $46.4 million as of April 30, 1998.

MORTGAGE LOAN APPLICATIONS IN PROCESS
The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates committed to the borrower, amounted to $87.3 million as of April 30, 1998. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

LEASES
The Company leases its facilities and certain equipment under non-cancelable operating leases. As of April 30, 1998, future minimum annual rental payments under these leases are as follows:

(In thousands)
                               Lease
Fiscal Year ending             Expense
---------------------          -------
  1999.......................  $  540
  2000.......................     414
  2001.......................     325
  2002.......................      13
  2003.......................       2
                               -------
                               $1,294
                               =======

Rental expense amounted to $601,000 and $514,000 in fiscal year 1998 and 1997, respectively.

CONTINGENCIES
Prior to the Mical acquisition (See Note 2) a lawsuit was filed which alleges, among other things, that Mical made certain payments in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duty. The plantiffs seek unspecified compensatory and punitive damages. The Company believes its compensation programs comply with applicable laws and long standing industry practices and that it has meritorious defenses to the action. The Company intends to defend vigorously against the action and believes the ultimate resolution will not have a material adverse effect on the Company's results of operations or financial position.

The Company and its subsidiaries are defendants in various legal proceedings. Management does not expect the aggregate liability, if any, resulting therefrom will have a material adverse effect on the Company's results of operations or financial position.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments at April 30, 1998 are as follows:

(In thousands)
                                                 Carrying         Estimated
                                                     Value             Fair
Value
--------------------------------------------  -----------        ----------
-
Assets:
  Cash                                         $  1,993          $ 1,993
  Receivables from sales of mortgage loans
    and loan servicing rights                    23,008           23,008
  Mortgage loan servicing advances and
    other receivables                             1,248            1,248
  Mortgages held for sale                        63,034           63,363
  Mortgage loan servicing rights                  5,478            5,478

Liabilities:
  Warehouse borrowings                           85,659           85,659
  Revolving line of credit                        1,000            1,000
  Note payable and capitalized leases               860              860
  3% Convertible subordinated debentures          5,500            5,500

Off Balance Sheet Cash                           16,009           16,009

                                                Contract        Unrealized
                                                 Amount         Gain (Loss)
                                               ----------       ----------
OFF BALANCE SHEET:
  Loan commitments to fund                     $ 87,300          $   (34)
  Loan commitments to sell                       46,400          $    43

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

For cash, receivables from sales of mortgage loans and loan servicing rights, mortgage loans held for sale, mortgage loan servicing rights, other accounts and notes receivable, warehouse line of credit, revolving line of credit, note payable and capitalized leases and convertible subordinated debentures, the carrying value is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace. The cash and receivables from sales of mortgage loans and loan servicing rights are financial instruments which can potentially subject the Company to concentrations of credit risk.

For mortgage servicing rights, the fair value is determined based on projected net cash flows (including inflows from servicing offset by estimated costs of servicing), using the consensus projected prepayment levels published by several large securities dealers that approximate the characteristics of the underlying portfolios and discounted using rates of return required for financial assets with similar risk characteristics.

For loan commitments, the fair value is estimated using quoted prices at April 30, 1998. The fair value of commitments to sell can be estimated by the amount the Company would receive or pay to terminate the forward delivery contract at the reporting date based upon market prices for similar financial instruments. The fair value of commitments to fund can be estimated by comparing the Company's cost to acquire mortgages to the current prices for similar mortgages, taking into account the terms of the commitment and the creditworthiness of the counterparts.

The Company does not acquire or issue derivative financial instruments.

10. STOCKHOLDERS' EQUITY

The Company is authorized to issue 60,000,000 shares of common stock, par value $.01 per share, and 100,000 shares of preferred stock, par value $.01 per share. An increase in the number of common shares authorized from 40,000,000 to 60,000,000 was approved by shareholders in October 1997.

COMMON STOCK
In October 1997, a total of 1,300,000 shares of the Company's common stock were subscribed in a private placement under Regulation D for total proceeds of $3.9 million, of which $1.4 million was received and 467,000 common shares and warrants to purchase 467,000 common shares at an exercise price of $5.00 per share and expiring in 2002 were issued. Of these proceeds, $1,175,000 was designated and used for investment purposes. The Company received the final subscription proceeds of $2.5 million on December 29, 1997 and issued 833,000 common shares and warrants to purchase 833,000 common shares under the same terms.

On May 29, 1997 the Company and NDS, a generic software development company and operator of a nationwide homes for sale Web site, entered into an agreement whereby the Company purchased certain rights to NDS' customer lists, programming services and mortgage leads for $202,000 in cash and 202,000 shares of the Company's common stock (See Notes 5 and 6).

On April 30, 1997, the Company had subscriptions for 3,991,000 shares of its common stock and subscriptions receivable of $2.7 million. All subscriptions receivable were received in May, 1997.

In April, 1997, four private placements resulted in stock subscriptions totaling $8.1 million to acquire 11.9 million shares of the Company's common stock. Of these subscriptions, $4.2 million were received by April 30, 1997, with the remainder received shortly thereafter, for net cash receipts of $7.35 million. As part of these offerings, a total of 5,243,000 investor warrants and 859,000 placement agent warrants were granted.

During fiscal 1998, a total of 232,000 shares and warrants expiring in 2002 to purchase 2,237,000 common shares at exercise prices of $1.50 to $4.00 per share were issued to fulfil the terms of various agreements. A further 9,000 common shares were issued to 133 employees and consultants as a year-end bonus in amounts of 25, 50 and 100 shares, depending on their length of service with the Company. At April 30, 1998 a total of 32,052,000 common shares and 10,596,000 warrants were issued and outstanding.

In February and March 1997 the Company issued approximately 230,000 common shares in settlement of certain creditors' claims recorded as liabilities subject to compromise and assumed by the Company in connection with the reverse acquisition with Finet.

Warrants to purchase 105,000 common shares were exercised during fiscal 1998 at prices averaging $1.50 per share. Options to purchase 3,000 common shares were exercised during fiscal 1997 at an average price of $0.06 per share.

In connection with the December 1996 reverse acquisition between MMI and Finet (See Note 2), 6,412,000 outstanding common shares of Finet at the date of the transaction were treated as shares issued for the acquisition of Finet in fiscal 1997.

Immediately following the reverse acquisition, 3.0 million common shares were repurchased from a major shareholder at the shareholders' original cost of $180,000. This shareholder also held an $800,000 convertible debenture assumed by the Company in the reverse acquisition, which together with accrued interest, was converted into 1,850,000 common shares. In total, the Company issued 2,314,000 common shares for principal and interest of Finet debt comprised of the $800,000 convertible debenture and outstanding bridge loans totaling $370,000. The Company subsequently issued 2,403,000 common shares to officers and designated employees in satisfaction of common stock rights outstanding at the date of the reverse acquisition.

WARRANTS
Warrants for the purchase of common shares that were issued and outstanding at April 30, 1998 are summarized below:

(in thousands, except per share data)
Number of   Exercise        Year of
Warrants     Price        Expiration
---------   ----------  --------------
 4,011      $0.50-1.50    2001-2002
 2,905       1.50-3.00    2001-2002
 2,131       3.00-4.50    2001-2002
 1,549       4.50+        2001-2003
---------
10,596
=========

In June 1998, the Board of Directors authorized the sale of warrants to purchase 700,000 common shares at $2.75 per share for a consideration of $7,000 to two officers of the Company, and warrants to purchase 1,000,000 common shares at $2.75 per share to a director of the Company for a consideration of $10,000.

11.  STOCK OPTION PLAN

The  Company  maintains a stock option plan (the "1989 Stock Option  Plan")
for key employees, non-employee Directors and others which permits grants of stock options for the purchase of common stock with exercise prices equal to the fair market value on the date of grant; or, in the case of any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding common stock, the exercise price of the options must be at least equal to 110% of the fair value on the date of grant. The maximum option term is ten years. Employee options are exercisable upon grant of the option and non-employee Director options vest at a rate of 25% per year. The 1989 Plan also authorizes stock appreciation rights to be issued in connection with the grant and exercise of options. To date no stock appreciation rights have been awarded which would require stock appreciation rights accounting treatment.

On February 18, 1998, the Company's Board of Directors unanimously resolved to add a new ten year qualified incentive stock option plan to the Company's 1989 Stock Option Plan which expires in 1999, and to form a separate non-qualified stock option plan for non-employee directors, and to form a stock bonus plan. The number of shares reserved for these three plans was 2,000,000, 500,000 and 875,000, respectively. Currently granted and unexercised options to acquire 748,249 shares under the 1989 plan are unaffected by the new plan. The new plans will be submitted to shareholders for approval later this calendar year.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized as the exercise price has equaled the stock fair value on the date of grant. Had compensation expense been determined for stock options granted in fiscal 1998 and 1997 based on the fair value at grant dates consistent with SFAS No. 123 the Company's condensed Pro Forma Statement of Operations for fiscal 1998 and 1997 would have been as follows:

(In thousands, except for per share data)
                                           1998     1997
                                         --------  -------
Estimated stock-based compensation       $   200   $   125
(Loss) as reported                        (9,379)   (2,778)
Pro forma net (loss)                      (9,579)   (2,903)
(Loss) per share as reported                (.31)    (.19)
Pro forma (loss) per share                  (.32)    (.20)

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for fiscal 1998 and 1997, respectively: risk-free interest rate of 5.5% and 6.6% to 6.7%; volatility factor of the expected market price of the Company's common stock of 50% and 50%; no dividend growth rate since the Company does not intend to pay dividends on its common stock; and expected lives equal to the remaining option terms for both years.

The following table summarizes employee stock option plan activity for the years ended April 30, 1998 and 1997:

(Shares in thousands)
                                    ----------- 1998 ----------    --------
1997 --------
                                                                   Weighted
Weighted
                                                                    Average
Average
                                                                   Exercise
Exercise
                                      Options      Price            Options
Price
                                     --------      --------          ------
------------
Outstanding,  May  1                   559            $  0.15           468
$ 0.06
Granted  during  the  year              188              4.18           120
0.50
Expired  during  the year               (9)             2.81           (26)
0.06
Exercised  during  the  year                                            (3)
0.06
                                    -------                      --------
Outstanding,  April  30                738              1.15            559
0.15

Eligible  for  exercise, end of  year   673              0.83           559
0.15

Weighted-average fair value of
options     granted    during     the     year                         4.27
2.15

The   following  table  summarizes  information  regarding  stock   options
outstanding at April 30, 1998:

(Shares in thousands)
----------Options Outstanding----------  --------Options Exercisable-------
-
                       Weighted          Weighted
Range of  Number       Average           Average       Number       Average
Exercise     Outstanding    Remaining           Exercise        Exercisable
Exercise
Prices    4/30/98      Contractual Life  Price         at 4/30/98   Price
--------  -----------  ----------------  ------------  ----------   -------
-
$ 0.06    439          7.5 years         $ 0.06        439          $ 0.06
  0.50    120          3.5 years           0.50        120            0.50
  3.00     24          4.3 years           3.00         16            3.00
  3.25     40          4.2 years           3.25         40            3.25
  4.50     75          4.8 years           4.50         18            4.50
  5.50     40          4.5 years           5.50         40            5.50
         -----                                        -----
          738                                          673
         =====                                        =====

The Company has prepared a new 1998 Stock Option Plan (2,000,000 common stock share reserve), a 1998 Stock Bonus Plan (875,000 common stock share reserve) and a 1998 Non-Employee Directors Option Plan (500,000 common stock share reserve). In June 1998, option awards to acquire 1,200,000 common shares were approved by the Board of Directors at an exercise price of $2.75 per share.

12. INCOME TAXES

The provisions for income taxes for the years ended April 30, 1998 and 1997consist of the following:

                        PROVISION FOR INCOME TAXES
(In thousands)
                                     Federal  State    Total
                                     -------  ------   ------
                                              1998
                                     ------------------------
Current                              $ 236    $  80    $ 316
Deferred                               (70)     (20)     (90)
                                     -------  ------   ------
                                     $ 166    $  60    $ 226
                                     =======  ======   ======

                                               1997
                                     ------------------------
Current                              $ 219    $  71    $ 290
Deferred                               (50)     (15)     (65)
                                     -------  ------   ------
                                     $ 169    $  56    $  225
                                     =======  ======   ======

The differences between the statutory federal income tax rate on the Company's income before provision for income taxes and the effective tax rates for the years ended April 30, 1998 and 1997 primarily result from changes in the deferred tax valuation allowance.

SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance for all or a portion of deferred tax assets is established if it is more likely than not that all or some of a deferred tax asset will not be realized.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at April 30, 1998 are comprised of the following:

(In thousands)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards(NOL's)    $12,366
  Goodwill                                     1,116
  Other                                          432
                                             -------
  Total deferred tax assets                   13,914
  Valuation allowance, net                   (13,341)
                                             -------
Net deferred tax assets                          573
                                             =======

DEFERRED TAX LIABILITIES:
  Originated mortgage servicing rights           460
  Property plant and equipment, net of
     accumulated depreciation                    113
                                              -------
   Total deferred tax liabilities                573
                                              -------
Total net deferred tax assets and liabilities $   -
                                              =======

At April 30, 1998, the Company has U.S. federal and state NOL's of approximately $31 million which will expire beginning in the fiscal year 2004. Due to ownership changes, approximately $24 million of the U.S. federal and state NOL's are subject to restrictions. Such restrictions generally limit the Company to using a portion of the NOL's existing at the date of the ownership changes, based on the fair market values of the Company's stock immediately before the ownership changes. A significant portion of the NOL's subject to restriction, approximately $19 million, will be limited to approximately $20,000 per year until they expire in the year 2011. Accordingly, the Company has established a valuation allowance against deferred tax assets, except to the extent that future years' deductible items will offset future years' taxable items. During fiscal 1998, the valuation was increased by $3,560,000 to $13,341,000 from $9,781,000.

A summary of the NOL's and years of expiration follows:

(In thousands)
    Year
    2004                $2,210
    2005                 7,051
    2006                   -
    2007                 2,308
    2008                 1,600
    2009-2013           17,746
                        ------
        Total          $30,915
                        ======

13. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents additional cash flow information for the two years ended April 30, 1998 and 1997:

(In thousands)
                                                                       1998
1997
                                                           --------   -----
----
Interest  paid                                               $  1,877     $
1,966
Income    taxes    paid                                                  57
351
Distributions to prior shareholders:
   Distributions   declared   or   imputed                                -
741
     Distributions    paid                                                -
1,040
Assets   and   lease  obligations   capitalized                          59
260
Transfer of mortgage loans held for sale
   to   held   for  investment                                           89
23
Foreclosure  of  mortgage  loan  held  for   sale                       374
-
Common stock issued for settlement of
    liabilities   subject  to   compromise                               22
115
Common   stock   issued  for   expenses                                 158
260
Common   stock   issued  for  purchased  intangibles                    150
-
Common   stock  issued  in  exchange  for  debt                       1,364
1,170
Acquired in acquisition:
      Cash                                                                -
50
   Furniture,   fixtures   &   equipment                                  -
246
     Other    assets                                                      -
280
   Accounts   payable  and  other  accrued  expenses                      -
(1,609)
      Debt                                                                -
(1,389)
   Liabilities   subject   to   compromise                                -
(969)
     Accumulated    deficit                                               -
3,391

14. RELATED PARTY TRANSACTIONS

MICAL MORTGAGE, INC.
During fiscal 1998 and in anticipation of the May 19, 1998 acquisition of Mical (See Note 2), the Company advanced $1.9 million to Mical and utilized the Company's available warehouse lines of credit to fund $42.8 million of loans originated by Mical. Subsequently, these loans were sold and the proceeds used to pay off the associated warehouse debt.

iQUALIFY
On February 9, 1998 the Company purchased the outstanding common stock of iQualify, Inc., a software developer, from T. Lee Decker and James Noack, employees and officers of the Company, for a consideration of 50,000 shares of the Company's common stock (See Note 2).

LOANS TO OFFICERS
The Company has outstanding at April 30, 1998 loans to an officer of a subsidiary and a former officer of a subsidiary, as follows:

(Amounts in thousands)            Loan    Interest
Officer                 Title    Amount    Rate     Term   Collateral
-----------------     ---------  ------    -------   ----   ---------------
--
T.  Lee  Decker         MMI SVP    $ 53      5.27%     5 yrs  2nd  Deed  of
Trust
William Dullaghan                   6      8.0%      2 yrs  Securities
                                 ------
  Total loans to officers        $ 59
                                 ======
</TABLE

Pending completion of the April 1997 offering and an increase in the Company's working capital, James Noack, an officer and director of the Company, lent the Company $625,000 at an interest rate of 8.5%. These loans were secured by three foreclosed residential properties in inventory. The loans were retired as each property was sold. As of April 30, 1997, all borrowings had been fully repaid.

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

15. EMPLOYEE BENEFIT PLAN

The  Company  adopted  a  contributory  pension  plan  (the  "Plan")  which
qualifies  under Section 401(K) of the Internal Revenue Code in 1993.   The
Plan  covers  all  employees meeting certain eligibility  requirements  and provides  for matching employer contributions.  There were no contributions for the years ended April 30, 1998 and 1997.

16. MATERIAL SUBSEQUENT EVENTS

CONTINGENT OBLIGATION
Under  the  terms of a services purchase agreement with NDS  in  which  the consideration  paid to NDS included 202,000 shares of the Company's  common stock,  the  Company  had  a  contingent obligation  to  adjust  the  share consideration if the market price of the Company's common shares was not at or  above $4.00 per share upon the earlier of the Company's registration of
NDS's shares or June 3, 1998, to maintain a value equal to $808,000 at that time, to a maximum additional shares issuable of 1,414,000 shares. With the
Company's  consent, the shares and the contingent obligation were purchased by  an institutional shareholder. The closing price of the Company's shares on  June  3,  1998 was $2.9375. Accordingly, the Company will issue  73,063 shares to the purchaser to satisfy this obligation (See Notes 5 and 10).

INTERLOAN ACQUISITION
On June 23, 1998 the Company acquired from an individual certain assets which include an internet site, "interloan.com", in exchange for 100,000 shares of the Company's common stock. The Company also entered into a three year employment agreement with the individual.


                        FINET HOLDINGS CORPORATION

                               EXHIBIT INDEX
        Foot
Exhibit Note Description                                            Page
------- ---- -----------------------------------------------------  ----
3.1     <F1> Certificate of Amendment of the Restated Certificate
             of Incorporation of the Company, as of October 9,
             1996 and incorporated herein by reference

3.2          Certificate of Amendment of the Restated Certificate
             of Incorporation of the Company, dated as of October
             29, 1997.............................................  74

3.3     <F2> Bylaws, as amended, as of July 14, 1993 and
             incorporated herein by reference

4.1          Form of Common Stock Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 16, 1996....................................  76

4.2          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 16, 1996....................................  87

4.3          Form of Warrant issued to Jose Maria Salema Garcao
             dated December 16, 1996..............................  96

4.4          Common Stock Purchase Agreement between the Company
             and investors in the Private Offering concluded
             December 31, 1996.................................... 101

4.5          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao  dated
             December 30, 1996.................................... 117

4.6          Form of Warrant issued to Jose Maria Salema Garcao
             dated December 30, 1996.............................. 127

4.7          Form of Common Stock Purchase Agreement between the
             Company and Jose Maria Salema Garcao
             dated March 21, 1997................................. 132

4.8          Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao
              dated March 21, 1997................................ 142

4.9          Form of Warrant issued to Jose Maria Salema Garcao
             dated March 21, 1997................................. 151

4.10         Form of Stock Purchase Agreement between the Company
             and investors in the Private Offering concluded
             April 30, 1997....................................... 156

4.11         Form of Warrant Purchase Agreement between the
             Company and Jose Maria Salema Garcao
             dated April 30, 1997................................. 166

4.12         Form of Warrant Issued to investors in the Private
             Offering concluded April 30, 1997.................... 177

4.13         Form of Common Stock Purchase Agreement between the
             Company and investors in the Private Offering
             concluded October 31, 1997........................... 184

4.14         Form of Common Stock Purchase Warrant issued to
             investors in the Private Offering concluded
             October 31, 1997..................................... 192

4.15    <F3> Form of Securities Purchase Agreement between the
             Company and investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.16    <F3> Filed as an Exhibit to the Company's Current Report
             on Form 8-K filed with the Commission on April 6, 1998 and incorporated herein by reference

4.17    <F3> Form of Registration Rights Agreement between the
             Company and investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.18    <F3> Form of 3% Subordinated Convertible Debenture issued
             to investors in the Debenture Offering concluded
             May 26, 1998 and incorporated herein by reference

4.19    <F3> Form of Warrant Purchase Agreement between the
             Company and Investors in the Debenture Offering concluded May 26, 1998 and incorporated herein by reference

4.20    <F3> Form of Warrant Issued to Investors in the Debenture
             Offering concluded May 26, 1998 and incorporated herein by reference

10.1    <F1> Merger Agreement and Plan of Reorganization between
             the Company and Monument Mortgage, Inc., dated
             December 20, 1996 and incorporated herein by reference

10.2    <F1> Consulting Agreement between the Company and James
             Umphryes, dated January 1, 1997 and incorporated herein by reference

10.3    <F4> 1998 Stock Option Plan incorporated herein by
             reference

10.4         Asset Purchase Agreement between Finet and Real
             Estate Office Software, Inc. dated August 30, 1997... 198

10.5         Stock Purchase Agreement between the Company and
             Coastal Federal Mortgage Company,
             dated April 30, 1998................................. 209

10.6         Stock Purchase Agreement between Finet and MICAL
             Mortgage, Inc., dated May 19, 1998................... 229

21.1         Subsidiaries of Finet Holdings Corporation........... 249

23.1         Consent of Independent Auditors...................... 250

27.1    <F1> Financial Data Schedule, 1997 incorporated herein
             by reference

27.2         Financial Data Schedule, 1998........................ 251

<F1>
Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 and incorporated herein by reference.
<F2>
Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on March 18, 1994 and incorporated herein by reference.
<F3>
Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on April 6, 1998 and incorporated herein by reference.

<F4>
Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on June 19, 1998 (Registration No. 333-57287) and incorporated herein by reference.