Form 10-Q
period 1998-07-31
FINET HOLDINGS CORP
filed 1998-09-22
CIK 852450

===========================================================================
                                   ====

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1998

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

                         505 SANSOME STREET, #1420
                          SAN FRANCISCO, CA 94111
                  (Address of principal executive office)

                                94-3115180
                   (IRS Employer Identification Number)

                              (415) 263-5400
           (Registrant's telephone number, including area code)

                3021 CITRUS CIRCLE, WALNUT CREEK, CA 94598
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                               Yes   No. `X'

The number of shares outstanding of each of the issuer's classes of common stock was 32,475,862 shares of common stock, par value $.01, as of September 18, 1998.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheets............................................
3
        July 31, 1998

      Unaudited Statements of Operations
        Three Months Ended July 31, 1998 and 1997........................
4

      Unaudited Statements of Cash Flows..................................
5
        Three Months Ended July 31, 1998 and 1997

      Notes to Unaudited Financial Statements............................
6

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................
11


                        PART II - OTHER INFORMATION

1.    Legal Proceedings..................................................
15

2.    Changes in Securities..............................................
15

4.    Submission of Matters to a Vote of Security Holders................
15

5.    Other Information..................................................
15

6.    Exhibits and Reports on Form 8-K...................................
15

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)
                                                               July 31,
                                                              April 30,
                                                                  1998
                                                                  1998
                                                            (unaudited)
                                                              (audited)
                                                           ----------  ----
-----
                                  ASSETS
Cash and cash equivalents                        $       3,111$      1,993
Accounts receivable from sales of mortgage loans and servicing rights16,022
23,008
Mortgage loan servicing advances and other receivables     291     1,307
Notes and advances receivable from Mical Mortgage, Inc. ("Mical")    -
1,930
Mortgages held for sale, net of allowances of $477 and $39687,439 20,226
Mortgages held for sale of behalf of Mical                  52    42,808
Mortgage servicing rights (Note 3)                       5,016     5,478
Furniture, fixtures and equipment, net of accumulated depreciation 2,103
1,448
  of $3,513 and $1,854
Goodwill                                                 5,148       -
Other assets                                             3,780     3,270
                                                           ----------  ----
-----
Total assets                                          $122,962$  101,468
                                                           ==========
=========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse line of credit (Note 4)               $    100,103   $42,851
  Warehouse line of credit of behalf of Mical (Note 4)      52    42,808
  Notes payable and capitalized leases (Note 4)          1,971     1,860
  3% Convertible subordinated debentures (Note 4)        7,000     5,500
  Accounts payable, accrued expenses and other liabilities10,988   5,090
                                                           ----------  ----
-----
Total liabilities                                      120,114    98,109
                                                           ----------  ----
-----
Commitments and contingencies (Note 5)

Stockholders' equity: (Note 6)
  Preferred stock, $.01 par value, (100,000 shares authorized, none issued
and outstanding)                                             -         -
  Common stock, $.01 par value, (60,000,000 shares authorized, 32,476,000 and 32,052,000
     shares outstanding at July 31, 1998 and April 30, 1998, respectively)
391                                                        386
  Paid-in capital                                       15,642    13,610
  Accumulated deficit                                 (13,185)  (10,637)
                                                           ----------  ----
-----
Total stockholders' equity                               2,848     3,359
                                                           ----------  ----
-----
Total liabilities and stockholders' equity            $122,962 $ 101,468
                                                           ==========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
             (Dollars in thousands - except per share amounts)
                                                Three months ended
                                                      July 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
  Gain on sale of  mortgage sevicing reights, net of
      loan origination costs                  $     4,259 $      2,598
  Interest income                                   1,803          874
  Loan servicing fees                                 678          129
  Retail broker fees                                  523           31
  Loan origination fees                               408          -
  Other                                                94          104
                                                      ---------     -------
--
    Total revenue                                  7,765         3,736
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 4,514        2,640
  Occupancy and other office expenses               1,832          933
  Interest expense                                  2,792          743
  Marketing expenses                                  499          265
  Depreciation and amortization                       321          134
  Other operating expenses                            355          122
                                                      ---------     -------
--
    Total expenses                                 10,313        4,837
                                                      ---------     -------
--
Loss before income taxes                          (2,548)      (1,101)
  Income tax expense                                              (29)
                                                      ---------     -------
--
NET LOSS                                     $    (2,548)  $   (1,130)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.08)$
(.04)
                                                      =========
=========
Shares used in computing basic and diluted share data32,489     28,936
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Dollars in thousands)
                                                          Three months
ended July 31,
                                                                1998
                                                                1997
                                                         --------   -------
-
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (2,550) $ (1,233)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                        321       144
    Amortization of mortgage servicing rights            492        -
    Amortization of imputed interest on convertible debt 636        -
    Write down of other assets and provision for losses(180)        62
    Gain on sale of mortgage servicing rights          (274)      (47)
    Deferred tax benefit                                  -       (84)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables from sales of mortgage loans and
loan servicing rights                               (48,405)   (6,004)
    Decrease (increase) in mortgage loans held for sale(19,940) (12,794)
    Increase in mortgage loans funded on behalf of Mical42,756      -
    Increase in originated mortgage servicing rights, net(348)      27
    (Increase) decrease in mortgage loan servicing advances and other
receivables                                            1,141      (97)
    Net increase in other assets                           4      (42)
    Net increase in other liabilities                (1,787)      (25)
                                                                ---------
---------
     Net cash used by operating activities           67,853)  (20,093)
                                                                ---------
---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights                   -      (165)
  Proceeds from sale of mortgage servicing rights      1,577        75
  Acquisition of mortgage loans held for investment       -          -
  Principal payments on mortgage loans held for investment-         30
  Purchase of furniture, fixtures and equipment           22      (76)
  Acquisition of purchased technology and intangibles    356     (202)
  Pre-acquisition advances to affiliates                  -      (432)
                                                                ---------
---------
    Net cash used by investing activities              1,956     (806)
                                                                ---------
---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -      2,693
  Proceeds from issuance of convertible debt           1,500        -
  Proceeds from exercise of common stock warrants and other-.        4
  Net increase (decrease) in warehouse borrowings   (70,010)    18,477
  Proceeds from advances on note payable and line of credit-        29
  Repayment of note payable, capitalized leases and line of credit  -
(207)
                                                                ---------
---------
    Net cash provided (used) by financing activities(68,766)    20,995
                                                                ---------
---------
Net increase (decrease) in cash                          933        96
Cash at beginning of period                            2,178     1,148
                                                                ---------
---------
Cash at end of period                              $   3,111  $  1,244
                                                                =========
=========
Supplemental cash flow information (Note 7)

 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Finet Holdings Corporation ("Finet" or the "Company") is an electronic commerce firm operating in one business segment, homeownership services, and is primarily engaged in wholesale and retail mortgage lending (as both a mortgage banker and a mortgage broker) and the delivery of related real estate sales and financing transaction settlement services. The majority of its revenues, including those related to mortgage lending, is derived from increasingly automated electronic business processes, including those conducted over the Internet.

The operations of the Company's principal lending subsidiaries, Monument Mortgage, Inc. ("MMI"), a California mortgage banker specializing in conforming prime loans, Coastal Federal Mortgage Company ("Coastal"), a New Jersey sub prime mortgage banker, and Mical Mortgage, Inc. ("Mical"), a California mortgage banker specializing in FHA and VA loans, are in the process of being combined into one subsidiary to be named Finet Homeowner Services. The Company's business activity is carried out throughout the 42 states in which the Company is currently licensed, with additional state license applications in process.

The acquisition of Coastal on April 30, 1998 was accounted for as a pooling of interests. Accordingly, the Company's results for the fiscal quarter ended July 31, 1997 have been restated to include Coastal's results of operations for that period.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the fiscal year ended April 30, 1998 of Finet Holdings Corporation.

The consolidated financial statements of the Company include the accounts of all active wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

PER SHARE AMOUNTS
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted loss per share for the quarters ended July 31, 1998 and 1997, respectively, was anti-dilutive, basic and diluted earnings per share are the same. The effects of common stock equivalents have not been included because they would have been anti-dilutive during the periods reported.

NOTE 2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical, a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,000 shares of the Company's common stock. Due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition. The acquisition has been accounted for as a purchase and its operations included in the Company's financial statements since that date. The excess of the purchase price over the fair market value of the acquired net assets, which approximates $5.2 million has been recorded as goodwill. The following condensed pro forma statements of operations of the Company for the three months ended July 31, 1998 and 1997 give effect to the acquisition of Mical as though the transaction had occurred at the beginning of the periods:

(In thousands)         PRO FORMA
                 3 Months Ending July 31,
                   1998          1997
                -----------  -----------
Revenue           $ 8,626      $  7,870
Expenses           12,621         9,823
                -----------  -----------
Net loss          $(3,995)     $ (1,953)
                ===========  ===========

On June 23, 1998 the Company acquired, from an individual, certain assets which include an internet site, "interloan.com", in exchange for 100,000 shares of the Company's common stock. The Company also entered into a binding term sheet agreement that will result in a three-year employment agreement with that individual.

NOTE 3.  MORTGAGE SERVICING RIGHTS

During the quarter ended July 31, 1998, the activity in mortgage loan servicing rights was as follows:

                                 July 31,
(Dollar amounts in thousands)      1998
------------------------------   ---------
Mortgage Servicing Rights
  Beginning balance              $  5,478
    Additions                       1,147
    Sales                          (1,178)
    Amortization/Payoff              (430)
                                 ---------
  Ending balance                 $  5,016
                                 =========

Servicing rights for mortgages with outstanding principal balances of $75.8 million and $2.1 million were sold during the three months ended July 31, 1998 and 1997, respectively, resulting in net gains of 322,000 million and $135,000, respectively.

Servicing rights to mortgage loans with an unpaid principal balance of approximately $628 million were pledged as collateral to lenders as of July 31, 1998. Subsequent to July 31, 1998, the Company entered into an agreement to sell a significant portion of its servicing rights portfolio (See Note 8).

NOTE 4.  DEBT

The following table and comments present summary information regarding the Company's debt as of July 31, 1998:

(In thousands)
                                                                   Interest
Expires or
Facility                            Balance         Rate              Due
----------------------------------  --------------  --------------   ------
-------------
REVOLVING
Warehouse lines of credit:
  $55 million committed             $  34,288       LIBOR +
    $25  million  uncommitted  gestation         52        variable  spread
December 31, 1998
  $60 million                          58,271       NY Prime         May 1,
1999
     $24    million                             7,544         Libor   +2.5%
December 31, 1998
  $ 5 million                            -          Fed Funds + 1%   Due in
2002
                                    ---------
                                      100,155
Servicing acquisition
    $1,870   committed                         400        Prime  +   0.625%
November 15, 1998
Revolving line of credit:
    $1   million  committed                   1,000        Prime  +  0.625%
Requires payment to
                                    ---------                        zero 5
days per qtr
                                    $ 101,555
                                    =========
LONG TERM  AND CAPITAL LEASES:
  Various notes                     $     352       Various          Due in
2000
  Capitalized leases                      219       3.5% to 11.5%    Varies
to 2002
                                    ---------
Total                               $     571
                                    =========

The Company issued the third traunch of its 3% Subordinated Convertible Debentures in May 1998 in the amount of $1.5 million. The debentures and accrued interest are convertible into the Company's common stock at the lesser of $5.00 per share or 78% of the determined market price prior to conversion. In connection with this issue the Company has recorded $423,000 as additional paid-in capital for the discount related to imputed interest represented by the market discount conversion factor. This discount, together with the $1.6 million of discount recorded in March and April 1998 with the issue of the first two traunches, is being amortized to interest expense over the period from the date of issue to the date the debentures first become convertible. Subsequent to July 31, 1998, the Company and the debenture holder renegotiated the debenture conversion terms (See Note 8).

COLLATERAL
The warehouse lines of credit, the revolving line of credit and the note payable are with the same lender. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The Borrowing Agreements (Agreements) for the warehouse lines of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on all three of the Company's credit facilities are due on demand. At July 31, 1998, the Company was in violation of one of its debt covenants related to its warehouse line of credit, a note payable and its revolving line of credit. The violation was related to the Company's tangible net worth. The lender was notified and, subsequently, the lender issued a formal waiver of the covenant violation. Some of the warehouse lines of credit and the revolving line of credit agreements expire in 1998. The Company is in the process of negotiating an increase in the credit facility with the lender, and has no reason to believe an increase of the credit facilities will not be successful. However, no assurances can be given that the credit facilities will be increased.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On January 14, 1998, prior to the acquisition of Mical, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia (the "Action"). The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims.

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

The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability or loss, if any, resulting therefrom will have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $73 million as of July 31, 1998.

MORTGAGE LOAN APPLICATIONS IN PROCESS

The Company has open short-term commitments to fund mortgage loan applications in process subject to credit approval. Such commitments, which had interest rates that were committed to the borrower, amounted to $41.8 million as of July 31, 1998. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate risk is mitigated by the use of forward contracts to sell loans to investors.

NOTE 6. STOCKHOLDERS' EQUITY

In May 1998, the Company issued 432,000 shares of common stock, valued at $1.4 million, for the acquisition of Mical (See Note 2). Upon resolution of specified contingencies, 120,000 additional common shares may be issued. As a result of the acquisition, 33,000 common shares were issued as a finders fee and 73,000 shares were issued under a keep well agrement with an existing shareholder.

In June 1998, the Company issued 25,000 common shares with the execution of a binding term sheet agreement for the acquisition of Interloan (See Note
2). An additional 75,000 common shares remain to be issued under the provisions of the term sheet.

The Company recorded $423,000 as additional paid-in capital for the debt discount related to imputed interest on the issuance of $1.5 million of 3% Subordinated Convertible Debentures in May 1998 (See Note 4).

NOTE  7.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the periods ended July 31, 1998 and 1997:

(Dollars in thousands)                                1998          1997
                                                        ------     ------
Cash paid during the period for:
   Interest on line of credit and other borrowings      $  294     $  294
   Income taxes                                              -          -
Common stock issued during the period for:
   Creditor settlements                                      -         22
   Purchase of intangible assets                             -        808

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to July 31, 1998, the Company obtained several bids for and entered into an agreement to sell a significant portion of its portfolio of servicing rights for approximately $6.1 million. Final delivery and payment pursuant to this transaction are expected to be completed in November, 1998.

In September, 1998, the Company and the holder of its 3% debenture reached an agreement in principle whereby the right to convert the debenture to equity would be extended for approximately six months at which time the minimum conversion price per share would be $1.50 per share. The holder additionally agreed to advance the Company $2.5 million to be retired from the proceeds of the sale of servicing rights. A definitive agreement pursuant to this transaction is expected to be executed in September, 1998.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for homeownership services, including mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's markets; (2) the direction of interest rates;
(3) the relationship between mortgage interest rates and the cost of funds;
(4) federal and state regulation of the Company's operations; (5) the rate of acceptance and growth of demand for on-line homeownership transactions compared to traditional manual business processes; and (6) competition within the residential real estate services industry.

RESULTS OF OPERATIONS

The  Company has a growing base of electronic commerce revenues, including:
(a) from mortgage financing and settlement services provided directly to consumers by the Company's retail activities (including both loans funded by the Company's lending unit as well as loans funded by other lenders);
(b) from loans funded for mortgage brokers by the Company's wholesale lending activities; (c) from loan servicing fees; (d) from the sale of customer leads to other real estate service providers; and (e) from providing Internet products and services to Property Transaction Network
(PTN) realtors, loan brokers and consumers.

While the Company provides certain real estate financing services that are comparable to those provided by more traditional manual means within the industry, the methods by which the Company earns revenues from delivering them are increasingly electronic and non-traditional. The Company policy is to use the most automated processes currently available and to fully implement the business process simplifications that electronic commerce enables. Over the past five years the Company has developed technology-based Internet applications and business processes and is a leader in delivering homeownership-related solutions to consumers and real estate services providers through electronic commerce. The Company is a very active sponsor of mortgage brokers to use Fannie Mae's Automated Underwriting System and is one of only a few lenders to allow borrowers to fully use the simplified loan documentation that this streamlined process provides.

COMPARISON OF QUARTERS ENDED JULY 31, 1998 AND 1997
The Company is currently expanding its operations and the scope of its electronic commerce homeownership transaction services. The 1998 period include costs related to this plan. Revenues for the quarter ended July 31, 1998 include the operations of Mical and Interloan subsequent to their acquisition by the company in May and June, respectively.

Revenues for the quarter ended July 31, 1998 increased 108% to $7.8 million from $3.7 million for the quarter ended July 31, 1997. Net loss was $2.5 million for the quarter ended July 31, 1998 compared to $1.1 million for the quarter ended July 31, 1997. The increase in revenues for the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997 was attributable primarily to the added production of acquired entities and generally higher loan production volume in all Company business units for the quarter ended July 31, 1998. An increase in interest earned and in the size of the Company's servicing portfolio also contributed to the increase in revenues for the quarter ended July 31, 1998. These positive factors were offset by increased compensation, occupancy and certain non-recurring expenses related to the acquisitions of Coastal and Mical, and an increase in interest charges resulting from greater use of mortgage warehouse credit facilities.

Gain on sale of mortgage loans and servicing rights, net of loan origination costs, increased 64% to $4.3 million from $2.6 million as the total volume of loans produced increased 260% to $401 million from $112 millon for the quarters ended July 31, 1998 and 1997, respectively.. The increase in loan production was primarily due to the expansion of lending activities resulting from acquisitions as well as to generally lower interest rates that prevailed during the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997.

Total loan volume in the Company's production units is summarized below.

 (Dollar amounts in thousands)     Three Months Ended July 31,
---------------------------------- ---------------------------
                                      1998           1997
                                   -----------    ------------
    Retail                          $ 58,504       $  4,696
    Wholesale Prime                  310,460         73,138
    Wholesale Sub-Prime               32,159         33,685
                                    ---------      ---------
    Total Loan Volume               $401,123       $111,519
                                    ========       =========

The factors which affect the relative volume of production among the Company's units include the price competitiveness of each unit's product offerings, the level of mortgage lending activity in each unit's market and the success of each unit's sales and marketing efforts.

Interest income increased to $1.8 million for the quarter ended July 31, 1998 from $0.9 million for the quarter ended July 31, 1997. The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. The higher interest earned was due to increased loan production and, due to the higher borrowing costs of Mical compared to the remainder of the Company, was more than offset by a corresponding increase in interest expense. Through consolidation of mortgage credit facilities enterprise-wide currently in process, the Company expects to lower its average interest expense and increase its total net interest income.

During the quarter ended July 31, 1998, loan servicing fees was positively affected by the growth of the loan servicing portfolio, increasing 426% to $679,000 in the quarter ended July 31, 1998 from $129,000 in the quarter ended July 31, 1998. The increase in the Company's servicing portfolio during the quarter ended July 31, 1998 was the result of mortgage servicing rights purchased in December 1997 and the addition of loans serviced by Mical.

In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $16.4 million at July 31, 1998 and $16.0 million at April 30, 1998 from the Company's assets on the accompanying balance sheet.

Retail broker fees increased to $523,000 from $31,000 and loan origination fees increased to $408,000 from $0, respectively, during the quarter ended July 31, 1998 as compared to the quarter ended July 31, 1997. The increases were due to higher retail production and the additional activity of acquired entities. In general, these fees are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the general direction of interest rates.

Expenses increased for the quarter as a result of higher loan volumes and the acquisition of Mical. Compensation and related employee expenses increased 71% to $4.5 million for the quarter ended July 31, 1998 from $2.6 million for the quarter ended July 31, 1997. The increase is due primarily to the increase of personnel as a result of acquisitions, reflecting the Company's strategy of expanding and enhancing its revenue base. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the personnel increase.

Occupancy and other office expenses for the quarter ended July 31, 1998 increased to $1.8 million from $0.9 million for the quarter ended July 31, 1997 primarily due to: (i) acquisitions of Coastal and Mical to expand the Company's distribution network; (ii) higher loan production; (iii) a larger servicing portfolio; and (iv) growth in the Company's non-mortgage banking activities. Included in this increase was a 182% increase in professional fees to $711,000, most of which were legal, consulting and accounting expenses related to the acquisitions and should be mostly non-recurring.

For the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997, marketing expenses increased to $499,000 from $265,000 and depreciation and amortization expenses increased to $321,000 from $134,000, respectively, for similar reasons.

Interest expense for the quarter ended July 31, 1998 increased to $2.8 million from $0.7 million in the quarter ended July 31, 1997. The increase was due primarily to the additional interest expense from Coastal's and Mical's warehouse lines of credit. Additionally, during the quarter ended July 31, 1998 the Company incurred an interest amortization charge related to a total of $7 million 3% subordinated convertible debentures issued in three traunches between March 18, 1998 and May 26, 1998. In accordance with certain accounting requirements, the Company previously recorded $1.6 million as additional paid-in capital for the discount deemed related to the imputed interest in the debentures. The discount is being amortized over the period from the date of issue to the date each traunch first becomes convertible six months later. $287,000 was amortized during the preceding quarter and $777,000 was amortized during the quarter ended July 31, 1998.

Other operating expenses for the quarter ended July 31, 1998 increased to $355,000 from $122,000 for the quarter ended July 31, 1997. This increase was due primarily to higher provisions for credit losses and Mical's losses on the sales of real estate owned in the quarter ended July 31, 1998 as compared to the quarter ended July 31, 1997.

BUSINESS DEVELOPMENT ACTIVITIES

The Company's business development activities are focused on diversifying and increasing electronic commerce revenues from sources other than mortgage banking of prime conforming loans, including: (a) the offering of sub prime and government subsidized loans; (b) the distribution and use of its proprietary Agent Connector and iQualify software; (c) promotion of the Property Transaction Network as a vendor-neutral alliance of real estate settlement service providers who conduct business on-line and the marketing of those services by the Company's retail centers; (d) the sale of additional homeowner related products and services; (e) the sale of business leads to real estate service providers; and (f) the origination of loans as a mortgage broker.

Over the past several years, some lenders have expanded their mortgage banking operations through acquisition of formerly independent mortgage banking companies or through internal growth. The Company believes that these transactions and activities have not had a material impact on the Company or on the degree of competitive pricing in the market. The Company has similarly expanded its mortgage banking operations through acquisitions and internal growth, but, believing the growth of market acceptance and demand for on-line homeownership services represents the greatest near term market opportunity, has also concentrated on expanding its e-commerce origination and fulfillment capabilities in these areas.

The Company is currently expending cash resources to support these business development activities as the revenues they are generating, though increasing, are currently insufficient to cover start-up and operating costs. The Company expects, within this business cycle, that all business units will generate revenues sufficient to cover their respective operating expenses. Management believes it has sufficient cash and short term financing alternatives to reach positive cash flow and, thereafter, profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan funding activities and technology investments, and, as working capital permits, investments in servicing rights. To meet these needs, the Company currently utilizes its mortgage warehouse credit facility and cash flows from operations. In addition, the Company has utilized servicing-secured credit facilities, private placements of debentures and offerings of common and preferred stock. Certain of the debt obligations of the Company contain various provisions that may affect the ability of the Company to remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio and other financial covenants. The Company continues to consider other methods to finance its operations through the public and private capital markets.

CASH FLOWS

OPERATING ACTIVITIES
In the quarter ended July 31, 1998, the Company's operating activities used cash of approximately $67 million on a short-term basis primarily to support the increase in its mortgage loans held for sale. Mortgage loans held for sale are generally financed with short-term borrowings.

INVESTING ACTIVITIES
Investing activity provided $1.9 million for the quarter ended July 31, 1998.

FINANCING ACTIVITIES
Net cash provided by financing activities amounted to$68.8 million for the quarter ended July 31, 1998.

MARKET FACTORS

Loan production increased 260% from the quarter ended July 31, 1997 to the quarter ended July 31, 1998. This increase was primarily due to the effect of acquisitions as well as several market related factors including: mortgage interest rates generally decreased in the quarter ended July 31, 1998; and home purchase market activity was stronger during the quarter ended July 31, 1998 than in the quarter ended July 31, 1997.

POTENTIAL FOR NASDAQ DELISTING

There are several requirements for continued listing on the Nasdaq SmallCap Market, including a minimum stock price of $1.00 per share. If the Company's common shares closes below $1.00 per share for 30 consecutive days, the Company may receive notification from Nasdaq that its common stock will be delisted from the SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90 day period following such notification.

Delisting from the Nasdaq SmallCap Market and inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation medium could adversely affect the liquidity and price of the stock and make it more difficult for investors to obtain quotations or trade the stock.

YEAR 2000 COMPLIANCE

The Company has made and will continue to make investments to identify, modify or replace any computer systems which are not Year 2000 compliant and to address other issues associated with the change of the millennium. These costs are being expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability or loss, if any, resulting therefrom will have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Item 2. CHANGES IN SECURITIES

During the three months ended July 31, 1998, the Company issued a total of 533,000 shares of common stock, as follows: 432,000 shares for the acquisition of Mical and 33,000 shares as a finders fee, 73,000 shares under a keep well agreement, and 25,000 shares toward the acquisition of Interloan.

The Company recorded $423,000 as additional paid-in capital for the debt discount related to imputed interest on the issuance of $1.5 million of 3% Subordinated Convertible Debentures.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

                            REPORTS ON FORM 8-K
Date      Item  Description
--------  ----  -----------------------------------------------------
5/18/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Coastal Federal Mortgage Company

5/28/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Mical Mortgage, Inc.


                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: September 18, 1997                /s/    L. Daniel Rawitch
                                        L. Daniel Rawitch
                                          (CEO   and   Principal  Executive
Officer)



Date September 18, 1997                 /s/    George Winkel
                                        George Winkel
                                        (Principal Financial Officer)
