Form 10QSB/A
period 1998-07-31
FINET HOLDINGS CORP
filed 1998-12-07
CIK 852450

===========================================================================
====

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                               FORM 10-QSB/A

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

                               Yes   No. `X'

The number of shares outstanding of each of the issuer's classes of common stock was 36,405,386 shares of common stock, par value $.01, as of December 2, 1998.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX

Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet and Audited Balance Sheet...................
3
        July 31, 1998 and April 30, 1998

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

4.    Submission of Matters to a Vote of Security Holders................
15

5.    Other Information..................................................
15

6.    Exhibits and Reports on Form 8-K...................................
15

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)
                                                               July 31,
                                                              April 30,
                                                                  1998
                                                                  1998
                                                            (unaudited)
                                                              (audited)
                                                           ----------  ----
-----
                                  ASSETS
Cash and cash equivalents                        $       3,111$      1,993
Accounts receivable from sales of mortgage loans and servicing rights15,822
23,008
Mortgage loan servicing advances and other receivables   1,007     1,307
Notes and advances receivable from Mical Mortgage, Inc. ("Mical")    -
1,930
Mortgages held for sale, net of allowances of $1,102 and $39687,31620,226
Mortgages held for sale on behalf of Mical                  52    42,808
Mortgage servicing rights (Note 3)                       5,016     5,478
Furniture, fixtures and equipment, net of accumulated depreciation 1,837
1,441
  of $3,157 and $1,854
Goodwill                                                 4,648       -
Other assets                                             4,153     3,277
                                                           ----------  ----
-----
Total assets                                          $122,962$  101,468
                                                           ==========
=========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse line of credit (Note 4)               $    100,103   $42,851
  Warehouse line of credit of behalf of Mical (Note 4)      52    42,808
  Notes payable and capitalized leases (Note 4)          2,108     1,860
  3% Convertible subordinated debentures (Note 4)        7,000     5,500
  Accounts payable, accrued expenses and other liabilities10,851   5,090
                                                           ----------  ----
-----
Total liabilities                                      120,114    98,109
                                                           ----------  ----
-----
Commitments and contingencies (Note 5)

Stockholders' equity: (Note 6)
  Preferred stock, $.01 par value, (100 shares authorized, none issued and
outstanding)                                                 -         -
  Common stock, $.01 par value, (60,000 shares authorized, 32,616 and
32,052
     shares outstanding at July 31, 1998 and April 30, 1998, respectively)
391                                                        386
  Paid-in capital                                       15,642    13,610
  Accumulated deficit                                 (13,185)  (10,637)
                                                           ----------  ----
-----
Total stockholders' equity                               2,848     3,359
                                                           ----------  ----
-----
Total liabilities and stockholders' equity            $122,962 $ 101,468
                                                           ==========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
             (Dollars in thousands - except per share amounts)
                                                Three months ended
                                                      July 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
  Gain on sale of  mortgage loans and servicing rights, net of
      loan origination costs                  $     3,662 $      2,016
  Interest income                                   1,803          874
  Loan servicing fees                                 678          129
  Retail broker fees                                  523           31
  Loan origination fees                               408          -
  Other                                                94          103
                                                      ---------     -------
--
    Total revenue                                  7,168         3,153
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 3,917        2,057
  Occupancy and other office expenses               1,832          933
  Interest expense                                  2,792          743
  Marketing expenses                                  499          265
  Depreciation and amortization                       321          134
  Other operating expenses                            355          122
                                                      ---------     -------
--
    Total expenses                                  9,716        4,254
                                                      ---------     -------
--
Loss before income taxes                          (2,548)      (1,101)
  Income tax expense                                    -         (29)
                                                      ---------     -------
--
NET LOSS                                     $    (2,548)  $   (1,130)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.08)$
(.04)
                                                      =========
=========
Shares used in computing basic and diluted share data32,489     28,936
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                          (Dollars in thousands)
                                                          Three months
ended July 31,
                                                                1998
                                                                1997
                                                          --------   ------
--
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (2,548) $ (1,233)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                        307       144
    Amortization of mortgage servicing rights            453        -
    Amortization of imputed interest on convertible debt 933        -
    Write down of other assets and provision for losses(302)        62
    Gain on sale of mortgage servicing rights          (465)      (47)
    Deferred tax benefit                               (83)       (84)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables from sales of mortgage loans and
loan servicing rights                                 46,364   (6,004)
    Decrease (increase) in mortgage loans held for sale(19,830) (12,794)
Increase in originated mortgage servicing rights, net  (243)        27
    (Increase) decrease in mortgage loan servicing advances and other
receivables                                            1,299      (97)
    Net increase in other assets                     (2,649)      (42)
    Net increase in other liabilities                (1,173)      (25)
                                                                ---------
---------
     Net cash provided (used) by operating activities 22,063  (20,093)
                                                                ---------
---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights                   2      (165)
  Proceeds from sale of mortgage servicing rights      1,384       105
  Acquisition of mortgage loans held for investment       -          -
  Principal payments on mortgage loans held for investment-       (36)
  Purchase of furniture, fixtures and equipment        (102)      (76)
  Acquisition of purchased technology and intangibles     -      (202)
  Pre-acquisition advances to affiliates                  -      (432)
  Proceeds from sale of fixed assets                     11
                                                                ---------
---------
    Net cash provided (used) by investing activities   1,354     (806)
                                                                ---------
---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock              1,494      2,693
  Proceeds from issuance of convertible debt           1,384        -
  Proceeds from exercise of common stock warrants and other-.        4
  Net increase (decrease) in warehouse borrowings   (67,586)    18,477
  Decrease in mortgage loans funded on behalf of Mical42,756        -
  Proceeds from advances on note payable and line of credit(477)    -
  Repayment of note payable, capitalized leases and line of credit(240)
(179)
  Cash received in acquisition                           185         -
                                                                ---------
---------
    Net cash provided (used) by financing activities(22,484)    20,995
                                                                ---------
---------
Net increase (decrease) in cash                          933        96
Cash at beginning of period                            2,178     1,148
                                                                ---------
---------
Cash at end of period                              $   3,111  $  1,244
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

The  operations  of the Company's principal lending subsidiaries,  Monument
Mortgage, Inc. ("MMI"), a California mortgage banker specializing in conforming prime loans, Coastal Federal Mortgage Company ("Coastal"), a New
Jersey sub prime mortgage banker, and Mical Mortgage, Inc. ("Mical"), a California mortgage banker specializing in FHA and VA loans, are in the process of being consolidated and integrated. The Company's business activity is carried out throughout the 42 states in which the Company is currently licensed, with additional state license applications in process.

The acquisition of Coastal on April 30, 1998 was accounted for as a pooling of interests. Accordingly, the Company's results for the fiscal quarter ended July 31, 1997 have been restated to include Coastal's results of operations for that period.

BASIS OF PRESENTATION
The  accompanying  unaudited consolidated financial  statements  have  been prepared  in  accordance with generally accepted accounting principles  for interim financial information and with the instructions to Form 10-QSB  and
Regulation S-B.   Accordingly, they do not include all the information  and
footnotes required by generally accepted accounting principles for complete financial  statement  presentation.  In  the  opinion  of  management,  all adjustments, consisting of normal recurring accruals, considered  necessary for  a  fair presentation of the results for the interim period  have  been included.  Operating results for the three months ended July 31,  1998  are not  necessarily  indicative of the results that may be  expected  for  the fiscal  year ending April 30, 1999. For further information, refer  to  the consolidated  financial statements and footnotes thereto  included  in  the annual  report on Form 10-KSB for the fiscal year ended April 30,  1998  of
Finet Holdings Corporation.

The consolidated financial statements of the Company include the accounts of all active wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

ERROR CORRECTION AND FORMAT CHANGE
The Company is filing this form 10-QSB/A to amend its previously filed quarterly report on Form 10-Q to change to the small business issuer presentation, consistent with its report on Form 10-KSB for its year ended
April 30, 1998. In addition, the Company is reclassifying items on its Consolidated Financial Statements to correct misclassifications.

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

NOTE 2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical, a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,000 shares of the Company's common stock. See Note 6. Due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition. The acquisition has been accounted for as a purchase and its operations included in the Company's financial statements since that date.
The excess of the purchase price over the fair market value of the acquired net assets, which approximates $5.6 million has been recorded as goodwill.
Goodwill is being amortized over 20 years. The following condensed pro forma statements of operations of the Company for the three months ended
July 31, 1998 and 1997 give effect to the acquisition of Mical as though the transaction had occurred at the beginning of the periods:


(In thousands)         PRO FORMA
                 3 Months Ending July 31,
                   1998          1997
                -----------  -----------
Revenue           $ 7,672      $ 11,424
Expenses           11,240        13,085
                -----------  -----------
Net loss          $(3,568)     $ (1,661)
                ===========  ===========

On June 23, 1998 the Company acquired, from an individual, certain assets which include an internet site, "interloan.com", in exchange for 100,000 shares of the Company's common stock. The Company also entered into a binding term sheet agreement that will result in a three-year employment agreement with that individual.

NOTE 3.  MORTGAGE SERVICING RIGHTS

During the quarter ended July 31, 1998, the activity in mortgage loan servicing rights was as follows:

                                 July 31,
(Dollar amounts in thousands)      1998
------------------------------   ---------
Mortgage Servicing Rights
  Beginning balance              $  5,478
    Additions                       1,147
    Sales                          (1,178)
    Amortization/Payoff              (431)
                                 ---------
  Ending balance                 $  5,016
                                 =========

Servicing rights for mortgages with outstanding principal balances of $75.8 million and $9.7 million were sold during the three months ended July 31, 1998 and 1997, respectively, resulting in net gains of $274,000 and $135,000, respectively.

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

NOTE 4.  DEBT

The following table and comments present summary information regarding the Company's debt as of July 31, 1998:

(In thousands)
                                                                   Interest
Expires or
Facility                            Balance         Rate              Due
----------------------------------  --------------  --------------   ------
-------------
REVOLVING
Warehouse lines of credit:
  $55 million committed             $  34,288       LIBOR +
    $25  million  uncommitted  gestation         52        variable  spread
December 31, 1998
  $60 million                          58,271       NY Prime         May 1,
1999
     $24    million                             7,544         Libor   +2.5%
December 31, 1998
  $ 5 million                            -          Fed Funds + 1%   Due in
2002
                                    ---------
                                    $ 100,155
                                    =========
Servicing acquisition:
    $1,870  committed                   $      417        Prime  +   0.625%
November 15, 1998
Revolving line of credit:
    $1   million  committed                   1,000        Prime  +  0.625%
Requires payment to
                                    ---------                        zero 5
days per qtr
                                    $   1,417
                                    =========
LONG TERM  AND CAPITAL LEASES:
  Various notes                     $     352       Various          Due in
2000
  Capitalized leases                      339       3.5% to 11.5%    Varies
to 2002
                                    ---------
                                    $     691
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

In March, 1995, Mical issued a $200,000 note payable to the pension plan of an affiliate. The note bears interest at 15%, payable monthly, and is due in May 1999. The note is subordinated to Mical's warehouse line of credit.

COLLATERAL
The warehouse lines of credit, the revolving line of credit and a note payable are with the same lender. The collateral for these obligations is a combination of mortgages held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The Borrowing Agreements (Agreements) for the warehouse lines of credit, the revolving line of credit and a note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on all three of the Company's credit facilities are due on demand. At July 31, 1998, the Company was in violation of one of its debt covenants related to its warehouse line of credit, a note payable and its revolving line of credit. The violation was related to the Company's tangible net worth. The lender was notified and, subsequently, the lender issued a formal waiver of the covenant violation. The Company subsequently defaulted on its warehouse line of credit with Residential Funding Corporation ("RFC"). See Note 8 regarding subsequent events. Some of the warehouse lines credit and the revolving line of credit agreements expire in 1998. The Company is in the process of negotiating an increase in the credit facility with the lender, and has no reason to believe an increase of the credit facilities will not be successful. However, no assurances can be given that the credit facilities will be increased.

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

LOAN SALE COMMITMENTS

The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $106 million as of July 31, 1998.

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

NOTE 6. STOCKHOLDERS' EQUITY

In May 1998, the Company issued 432,000 shares of common stock, valued at $1.4 million, for the acquisition of Mical (See Note 2). Upon resolution of specified contingencies, 120,000 additional common shares may be issued. As a result of the acquisition, 33,000 common shares were issued as a finders fee and 73,000 shares were issued under a keep well agreement with an existing shareholder.

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

The Company has received equity infusions since July 31 and is currently negotiating with additional equity investors. (See Note 8).

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

In connection with the acquisition of all of the common stock of MICAL Mortgage, Inc. for $1.4 million of Finet common stock, the company acquired assets with a fair value of $93.5 million and assumed liabilities of $92.1 million.

NOTE 8.  SUBSEQUENT EVENTS

In September, 1998, the Company and the holder of its 3% debenture reached an agreement in principle whereby the right to convert the debenture to equity would be extended for approximately six months at which time the minimum conversion price per share would be $1.50 per share. This transaction was executed in September, and the Company received proceeds, net of associated costs, from the issuance of 250 shares of its Series A Convertible Preferred stock.

In November, 1998, the Company received $2 million from the issuance of 2.5 million shares of common stock at eighty cents per share.

Certain events of default have occurred with respect to the Company's warehouse line of credit with Residential Funding Corporation ("RFC"). However, RFC has agreed to forbear exercising the rights and remedies it is entitled to under its agreement with the Company in anticipation of an equity infusion the Company expects to receive in December, 1998 as the result of a private placement.

The Company is finalizing a private placement offering of common stock, and expects to receive up to $15 million in December, 1998. Equity infusions are used to fund operations and to make capital expenditures as necessary in the Company's operations.

The Company is reviewing operations and quality and compliance procedures of Mical Mortgage, Inc., acquired in May, 1998 to determine how best to maximize shareholder value. The Company is consulting with lenders, governmental regulatory agencies and loan investors, and has retained outside consultants to assist in this review. In connection with this review, the Company is assessing the future economic value of the goodwill recorded in the purchase transaction along with the other assets of Mical.

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

While the Company provides certain real estate financing services that are comparable to those provided by more traditional manual means within the industry, the methods by which the Company earns revenues from delivering them are increasingly electronic and non-traditional. The Company's policy is to use the most automated processes currently available and to fully implement the business process simplifications that electronic commerce enables. Over the past five years the Company has developed technology-based Internet applications and business processes and is a leader in delivering homeownership-related solutions to consumers and real estate services providers through electronic commerce. The Company is a very active sponsor of mortgage brokers to use Fannie Mae's Automated Underwriting System and is one of only a few lenders to allow borrowers to fully use the simplified loan documentation that this streamlined process provides.

COMPARISON OF QUARTERS ENDED JULY 31, 1998 AND 1997
The Company is currently expanding its operations and the scope of its electronic commerce homeownership transaction services. The 1998 period includes costs related to this plan. Revenues for the quarter ended July 31, 1998 include the operations of Mical and Interloan subsequent to their acquisition by the Company in May and June, respectively.

Revenues for the quarter ended July 31, 1998 increased 127% to $7.2 million from $3.2 million for the quarter ended July 31, 1997. Net loss was $2.5 million for the quarter ended July 31, 1998 compared to $1.1 million for the quarter ended July 31, 1997. The increase in revenues for the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997 was attributable primarily to the added production of acquired entities and generally higher loan production volume in all Company business units for the quarter ended July 31, 1998. An increase in interest earned and in the size of the Company's servicing portfolio also contributed to the increase in revenues for the quarter ended July 31, 1998. These positive factors were offset by increased compensation, occupancy and certain non-recurring expenses related to the acquisitions of Coastal and Mical, and an increase in interest charges resulting from greater use of mortgage warehouse credit facilities.

Gain on sale of mortgage loans and servicing rights, net of loan origination costs, increased 82% to $3.7 million from $2.0 million as the total volume of loans produced increased 260% to $401 million from $112 million for the quarters ended July 31, 1998 and 1997, respectively. The increase in loan production was primarily due to the expansion of lending activities resulting from acquisitions as well as to generally lower interest rates that prevailed during the quarter ended July 31, 1998 compared to the quarter ended July 31, 1997.

Total loan volume in the Company's production units is summarized below.

 (Dollar amounts in thousands)     Three Months Ended July 31,
---------------------------------- ---------------------------
                                      1998           1997
                                   -----------    ------------
    Retail                          $ 58,504       $  4,696
    Wholesale Prime                  310,460         73,138
    Wholesale Sub Prime               32,159         33,685
                                    ---------      ---------
    Total Loan Volume               $401,123       $111,519
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

During the quarter ended July 31, 1998, loan servicing fees were positively affected by the growth of the loan servicing portfolio, increasing 428% to $679,000 in the quarter ended July 31, 1998 from $128,000 in the quarter ended July 31, 1997. The increase in the Company's servicing portfolio during the quarter ended July 31, 1998 was the result of mortgage servicing rights purchased in December 1997 and the addition of loans serviced by Mical.

In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in separate trust accounts and excludes this balance of $16.4 million at July 31, 1998 and $16.0 million at April 30, 1998 from the Company's assets on the accompanying balance sheet.

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

Expenses increased for the quarter as a result of higher loan volumes and the acquisition of Mical. Compensation and related employee expenses increased 90% to $3.9 million for the quarter ended July 31, 1998 from $2.1 million for the quarter ended July 31, 1997. The increase is due primarily to the increase of personnel as a result of acquisitions, reflecting the Company's strategy of expanding and enhancing its revenue base. In addition, a larger servicing portfolio and growth in the Company's non-mortgage banking activities also contributed to the personnel increase.

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

Interest expense for the quarter ended July 31, 1998 increased to $2.8 million from $0.7 million in the quarter ended July 31, 1997. The increase was due primarily to the additional interest expense from Coastal's and Mical's warehouse lines of credit. Additionally, during the quarter ended July 31, 1998 the Company incurred an interest amortization charge related to a total of $7 million 3% subordinated convertible debentures issued in three traunches between March 18, 1998 and May 26, 1998. In accordance with certain accounting requirements, the Company recorded $1.6 million as additional paid-in capital for the discount deemed related to the imputed interest in the debentures. The discount is being amortized over the period from the date of issue to the date each traunch first becomes convertible six months later. $287,000 was amortized during the preceding quarter and $923,000 was amortized during the quarter ended July 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan funding activities and technology investments, and, as working capital permits, investments in servicing rights. To meet these needs, the Company currently utilizes its mortgage warehouse credit facilities and cash flows from operations. In addition, the Company has utilized servicing-secured credit facilities, private placements of debentures and offerings of common and preferred stock. Certain of the debt obligations of the Company contain various provisions that may affect the ability of the Company to remain in compliance with such obligations. These provisions include requirements concerning net worth, current ratio and other financial covenants. The Company continues to consider other methods to finance its operations through the public and private capital markets. See Note 8 to the Company's Consolidated Financial Statements regarding subsequent events.

CASH FLOWS

Operating Activities
Cash provided by operations for the quarter increased $42.2 million over the prior year quarter. Receivables from the sale of mortgage loans decreased $52.4 million, partially offset by net decreases in other operating activities.

Investing Activities
Investing activity provided $1.4 million for the quarter ended July 31, 1998.

Financing Activities
Net cash used by financing activities increased $43.5 million primarily as the result net repayments of warehouse borrowings of $86.1 million offset by a $42.8 million decrease in mortgage loans funded on behalf of Mical.

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

POTENTIAL FOR NASDAQ DELISTING

There are several requirements for continued listing on the Nasdaq SmallCap Market, including a minimum stock price of $1.00 per share. If the
Company's common share price closes below $1.00 per share for 30 consecutive days, the Company may receive notification from Nasdaq that its common stock will be delisted from the SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90 day period following such notification.

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

Item 2. CHANGES IN SECURITIES

During the three months ended July 31, 1998, the Company issued a total of 564,000 shares of common stock, as follows: 432,000 shares for the acquisition of Mical and 33,000 shares as a finders fee, 73,000 shares under a keep well agreement, 25,000 shares toward the acquisition of Interloan and 1,000 shares from warrants exercised.

The Company recorded $423,000 as additional paid-in capital for the debt discount related to imputed interest on the issuance of $1.5 million of 3% Subordinated Convertible Debentures.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

                            REPORTS ON FORM 8-K
Date      Item  Description
--------  ----  -----------------------------------------------------
5/18/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Coastal Federal Mortgage Company

5/28/98    2    Announcement of the acquisition of 100% of the issued and
                outstanding stock of Mical Mortgage, Inc.

12/04/98   2    Amendment to the announcement of the acquisition of 100% of the issued and outstanding stock of Mical Mortgage, Inc.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: December 4, 1998                  /s/    Mark L. Korell
                                        Mark L. Korell
                                          (CEO   and   Principal  Executive
Officer)



Date: December 4, 1998                  /s/    George Winkel
                                        George Winkel
                                        (Principal Financial Officer)
