Form 10QSB
period 1998-10-31
FINET HOLDINGS CORP
filed 1998-12-22
CIK 852450

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

              For the quarterly period ended October 31, 1998

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

                         505 Sansome Street, #1420
                         SAN FRANCSICSO, CA 94111
                  (Address of principal executive office)

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

                               Yes _X_ No __

The number of shares outstanding of each of the issuer's classes of common stock was 36,405,386 shares of common stock, par value $.01, as of December 15, 1998.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX


Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet
        October 31, 1998 ................................................
3

      Unaudited Statements of Operations
        Three Months Ended October 31, 1998 and 1997.....................
4
        Six Months Ended October 31, 1998 and 1997.......................
5

      Unaudited Statements of Cash Flow
        Six Months Ended October 31, 1998 and 1997.......................
6

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

4.    Submission of Matters to a Vote of Security Holders................
19

5.    Other Information..................................................
19

6.    Exhibits and Reports on Form 8-K...................................
19

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
        (Dollars in thousands, except shares and per share amounts)
                                                          October 31,

                                   1998
                                                         --------------
                                  ASSETS
Cash and cash equivalents                           $      137
Accounts receivable from sales of mortgage loans and servicing rights15,822
Mortgage loan servicing advances and other receivables   3,303
Mortgages held for sale, net of allowances of $1,132   103,771
Mortgage servicing rights (Note 3)                       4,460
Furniture, fixtures and equipment, net of accumulated depreciation 2,323 of $3,361
Goodwill                                               4,593
Other assets                                             3,591
                                                             -------
Total assets                                        $  138,000
                                                             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse and revolving lines of credit (Note 4)     116,156
  Notes payable and capitalized leases (Note 4)          2,904
3% Convertible subordinated debentures (Note 4)          7,000
Accounts payable, accrued expenses and other liabilities10,713
                                                             -------
Total liabilities                                      136,773
-------
Commitments and contingencies (Note 5)

Stockholders' equity: (Note 6)
  Preferred stock, $.01 par value, (100,000 shares authorized, 250 issued
and outstanding)                                         2,500
  Common stock, $.01 par value, (150,000,000 shares authorized, 33,905,000
     shares outstanding at October 31, 1998)               400
  Paid-in capital                                       16,343
  Accumulated deficit                                 (18,016)
                                                           ----------
Total stockholders' equity                               1,227
                                                           ----------
Total liabilities and stockholders' equity            $138,000
                                                           ==========
 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
       (Dollars in thousands - except shares and per share amounts)
                                                Three months ended
                                                   October 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
  Gain on sale of  mortgage loans and servicing rights, net of
      loan origination costs                  $     2,747 $      1,413
  Interest income                                   2,154          882
  Loan servicing fees                                 283          125
  Retail broker fees                                  907           45
Other                                                 102           58
                                                      ---------     -------
--
    Total revenue                                  6,193         2,523
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 4,071        1,475
  Occupancy and other office expenses               1,887        1,261
  Interest expense                                  3,547          678
  Marketing expenses                                  511          236
  Depreciation and amortization                       359          163
  Other operating expenses                            649          521
                                                      ---------     -------
--
    Total expenses                                 11,024        4,334
                                                      ---------     -------
--
Loss before income taxes                          (4,831)      (1,811)
  Income tax expense                                    -         (42)
                                                      ---------     -------
--
NET LOSS                                     $    (4,831)  $   (1,853)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.15)$
(.06)
                                                      =========
=========
Shares used in computing basic and diluted share data32,983     28,812
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
             (Dollars in thousands - except per share amounts)
                                                  Six months ended

                                                   October 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
  Gain on sale of mortgage loans and servicing rights, net of
      loan origination costs                  $     6,817  $     4,011
  Interest income                                   3,957        1,756
  Loan servicing fees                                 961          253
  Retail broker fees                                1,430           75
Other                                                 196          163
                                                      ---------     -------
--
    Total revenue                                 13,361         6,258
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 7,990        4,115
  Occupancy and other office expenses               3,718        2,194
  Interest expense                                  6,339        1,420
  Marketing expenses                                1,011          501
  Depreciation and amortization                       679          296
  Other operating expenses                          1,003          643
                                                      ---------     -------
--
    Total expenses                                 20,740        9,169
                                                      ---------     -------
--
Loss before income taxes
  Income taxes and extraordinary gain, net of tax (7,379)      (2,911)
Income tax expense                                      -         (45)
Extraordinary gain, net of tax                          -            3
                                                      ---------     -------
--
NET LOSS                                     $    (7,379)  $   (2,953)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.23)$
(.10)
                                                      =========
=========
Shares used in computing basic and diluted share data32,728     28,642
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Dollars in thousands)
                                                          Six months ended
October 31,
                                                                1998
                                                                1997
                                                          --------   ------
--
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (7,389) $ (2,953)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                      1,216       296
    Amortization of mortgage servicing rights            903        -
    Amortization of imputed interest on convertible debt1,383       -
    Write down of other assets and provision for losses(126)       423
    Gain on sale of mortgage servicing rights          (466)      (47)
    Deferred tax benefit                               (83)      (114)
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables from sales of mortgage loans and
loan servicing rights                                  9,715   (9,738)
     (Increase) decrease in mortgage loans held for sale(19,572) (7,381) (Increase) decrease in originated mortgage servicing rights, net(289)
277
     Increase (decrease) in mortgage loan servicing advances and other
receivables                                              627      (78)
     Net increase (decrease) in other assets             568        12
     Net increase (decrease) in other liabilities    (2,082)       456
                                                           -------    -----
--
     Net cash used by operating activities          (15,595)  (18,847)
                                                           -------    -----
--
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights                   -      (165)
  Proceeds from sale of mortgage servicing rights      1,597        75
  Principal payments on mortgage loans held for investment-       (11)
  Purchase of furniture, fixtures and equipment        (171)     (189)
  Acquisition of purchased technology and intangibles     -      (204)
  Pre-acquisition advances to affiliates                  -      (270)
  Proceeds from sale of fixed assets                     12          -
  Acquisition of business, net of cash acquired      (1,718)         -
                                                           -------    -----
--
    Net cash provided (used) by investing activities   (280)     (764)
                                                           -------    -----
--
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  2      3,885
  Proceeds from issuance of convertible debt           1,384        -
  Proceeds from issuance of preferred stock            2,286         -
  Proceeds from warrant exercise                         197
-
  Net increase (decrease) in warehouse borrowings   (31,411)    16,470
  Decrease in mortgage loans funded on behalf of Mical42,360        -
  Proceeds from advances on note payable and line of credit(764) (45) Repayment of note payable, capitalized leases and line of credit
                                                       (220)       119
                                                       -------   -------
    Net cash provided (used) by financing activities  13,834    20,429
                                                           -------    -----
--
Net increase (decrease) in cash                      (2,041)       818
Cash at beginning of period                            2,178     1,148
                                                           -------    -----
--
Cash at end of period                                $   137  $  1,966
                                                           =======
=======
Supplemental cash flow information (Note 7)
 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Finet Holdings Corporation ("Finet" or the "Company") is an electronic commerce firm operating in one business segment, homeownership services. Finet is primarily engaged in wholesale and retail mortgage lending (as both a mortgage banker and a mortgage broker) and the delivery of related real estate sales and financing transaction settlement services. The majority of its revenues, including those related to mortgage lending, is derived from increasingly automated electronic business processes, including those conducted over the Internet.

The operations of the Company's principal lending subsidiaries, Monument Mortgage, Inc. ("MMI"), a California mortgage banker specializing in conforming prime loans, Coastal Federal Mortgage Company ("Coastal"), a New Jersey sub-prime mortgage banker, and Mical Mortgage, Inc. ("Mical"), a California mortgage banker specializing in FHA and VA loans, are in the process of being consolidated and integrated. The Company's business activity is carried out throughout the 40 states in which the Company is currently licensed. (See Note 8.)

The acquisition of Coastal on April 30, 1998 was accounted for as a pooling of interests. Accordingly, the Company's results for the quarter and the six months ended October 31, 1997 have been restated to include Coastal's results of operations for that period.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. This report should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-KSB for the fiscal year ended April 30, 1998 of Finet Holdings Corporation.

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

Basic EPS is determined by dividing net loss by the weighted average shares outstanding during the period. Since the fully diluted loss per share for the quarters ended October 31, 1998 and 1997, respectively, was anti-dilutive, basic and diluted earnings per share are the same. The effects of common stock equivalents have not been included because they would have been anti-dilutive during the periods reported.

NOTE 2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical, a non-public mortgage banker with principal offices in San Diego, California, in exchange for 552,000 shares (including 120,000 contingent shares) of the Company's common stock. Due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition. The acquisition has been accounted for as a purchase and its operations included in the Company's financial statements since that date. The excess of the purchase price over the fair market value of the acquired net assets ($4.6 million at October 31, 1998) was recorded as goodwill and is being amortized over 20 years. The following condensed pro forma statements of operations of the Company for the six months ended October 31, 1998 and 1997 give effect to the acquisition of Mical as though the transaction had occurred at the beginning of the periods:

(In thousands)         PRO FORMA
               6 Months Ending October 31,
                   1998          1997
                -----------  -----------
[S]             [C]          [C]
Revenue           $ 13,866      $ 16,861
Expenses            22,264        17,789
                -----------  -----------
Net loss          $ (8,398)     $  (928)
                ===========  ===========
Loss per share    $  (.26)      (.03)
                              ============    ============

On June 23, 1998 the Company acquired, from an individual, certain assets which include an internet site, "interloan.com", in exchange for 100,000 shares of the Company's common stock. The Company also entered into a binding term sheet agreement that will result in a three-year employment agreement with that individual.

NOTE 3.  MORTGAGE SERVICING RIGHTS

During the six months ended October 31, 1998, the activity in mortgage loan servicing rights was as follows:

                                 October 31,
(Dollar amounts in thousands)      1998
------------------------------   ---------
Mortgage Servicing Rights
  Beginning balance              $  5,478
    Additions                       1,193
    Sales                          (1,330)
    Amortization/Payoff              (881)
                                 ---------
  Ending balance                 $  4,460
                                 =========

Servicing rights to mortgage loans with an unpaid principal balance of approximately $515 million were pledged as collateral to lenders as of October 31, 1998.

NOTE 4.  DEBT

The following table and comments present summary information regarding the Company's debt as of October 31, 1998:

(In thousands)
                                                                   Interest
Expires or
Facility                            Balance         Rate              Due
----------------------------------  --------------  --------------   ------
-------------
REVOLVING
Warehouse lines of credit:
  $35 million committed             $  44,085       LIBOR +
                                             variable spread  December  31,
1998
     $24    million                             8,362         Libor   +2.5%
December 31, 1998

  $60 million                          62,709       NY Prime         May 1,
1999

Revolving line of credit:
    $  1  million  committed                  1,000        Prime  +  0.625%
Requires payment to
                                                                     zero 5
days per qtr
                              ---------
                                      116,156

OTHER DEBT AND CAPITAL LEASES:
Servicing acquisition loan
    $1,870   committed                       1,800        Prime  +   0.625%
November 15, 1998
Various notes                             901       Various          Due in
2000
Capitalized leases                        203       3.5% to 11.5%    Varies
to 2002
                                    ---------
                                   $   2,904

3% SUBORDINATED CONVERTIBLE DEBT:  $   7,000

The Company issued the third traunch of its 3% Subordinated Convertible Debentures in May 1998 in the amount of $1,500,000, bringing the total issue of 3% Subordinated Convertible Debentures to $7,000,000. The debentures and accrued interest are convertible into the Company's common stock at the lesser of $5.00 per share or 78% of the determined market price prior to conversion. In connection with this issue the Company recorded additional paid-in capital of $1,551,000 for the discount related to imputed interest represented by the market discount conversion factor. This discount is being amortized to interest expense over the period from the date of issue to the date the debentures first become convertible. Through October 31, 1998, the Company has amortized the entire discount to interest expense. In addition, the company recorded $563,000 of expense related to debt issuance costs. (See Note 8.)

COLLATERAL
Collateral for the debt obligations is a combination of mortgage loans held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The Borrowing Agreements (Agreements) for the warehouse lines of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on the Company's credit facilities are due on demand.

On August 25, 1998, Residential Funding Corporation ("RFC") notified the Company that it was in default of its lending agreements. The Company did not satisfy its July interest payment of $119,254, and the Company did not meet its debt service obligation on August 31, 1998 on its long-term note of $1.8 million. The Company was also in violation of certain financial covenants. RFC is entitled to exercise certain rights and remedies under the loan agreement, including the right to cease making advances to the Company, to accelerate obligations and to sue on the notes and guarantees. RFC has not granted a waiver of these events of default. However, RFC has agreed to forbear from enforcing its remedies in anticipation of additional equity investments the Company will receive. (See Note 8.) All unpaid interest, fees and principal balances are currently due.

In October RFC increased the interest rates on the Company's borrowings to
4% in excess of the rate otherwise applicable.   RFC also reduced the total
committed lines from $79 million to $59 million.

Notwithstanding its rights to remedies, RFC at its sole discretion has continued to make advances to the Company, uninterrupted. RFC has also allowed the warehouse line advances to exceed the committed amount. The
Company anticipates that it will cure its defaults with respect to its borrowings when it receives additional equity investments in December 1998. Equity contributions will be used to service debt, fund operations and to make operating capital expenditures. (See Note 8.)

There can be no assurance that the Company will cure its warehouse credit relationship. The inability to cure its borrowing relationship or obtain alternative warehouse financing sources and working capital arrangements could result in a major disruption and the Company's business relationships with its brokers, investors and borrowers could be seriously damaged. Ultimately there could be a material adverse impact on results from operations and financial condition if the Company's borrowing relationship is not cured or if additional capital resources are not received.

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

LOAN SALE COMMITMENTS
The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $61 million as of October 31, 1998.

NOTE 6. STOCKHOLDERS' EQUITY

In May 1998, the Company issued 432,000 shares of common stock, valued at $1,400,000, as consideration for the acquisition of Mical (See Note 2). Upon resolution of specified contingencies, 120,000 additional common shares may be issued. As a result of the acquisition, 33,000 common shares were issued as a finders fee and 73,000 shares were issued under a keep-well agreement with an existing shareholder.

In June 1998, the Company issued 25,000 common shares with the execution of a binding term sheet agreement for the acquisition of Interloan (See Note
2). An additional 75,000 common shares remain to be issued under the provisions of the term sheet.

In September 1998, the Company issued 250 shares of its $2.5 million Series A Convertible Preferred Stock in a private placement generating $2.3 million of proceeds, net of expenses. The preferred shareholders are not entitled to vote or to receive dividends. Upon any liquidation, dissolution or winding up, the holders of the Preferred A are entitled to receive a cash liquidated value (representing $10,000 per share plus 6% interest), to the extent there are funds sufficient to pay, in preference to all Common shareholders

In connection with the Company's offering of the Series A Preferred Shares, the Company issued Warrants to investors to purchase 250,000 shares of the Company`s Common Stock at $1.00 per share. In November, an agreement was reached to redeem all of the outstanding $2.5 million of Series A Convertible Preferred Stock. (See Note 8)

In October 1998, the Company received $196,711 as the result of an exercise of 262,281 warrants at seventy-five cents per share. The Company had reduced the exercise price from $1.50 per share to seventy-five cents per share.

In October 1998, the Company entered into an agreement with a private investor to issue 2.5 million shares of common stock at eighty cents per share for proceeds of $2.0 million. In connection with the issuance, the Company agreed to reduce the exercise price of 1,000,000 Common Stock Purchase Warrants owned by the investor from $5.00 to $1.00 per share.
The  Company received an additional equity infusion in December.  (See Note
8).



NOTE  7.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the six month periods ended October 31, 1998 and 1997:

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

NOTE 8.  SUBSEQUENT EVENTS

In November 1998, the Company received $2.0 million from the issuance of
2.5 million shares of common stock at eighty cents per share (see Note 6).

In November 1998, the Company reached agreement with its debenture holders to convert $1.1 million of its total $7.0 million, 3% Convertible Subordinated Debentures into 2.2 million common shares at a conversion price of fifty cents per share, to convert an additional $4.4 million of debentures into 7,333,333 common shares at a conversion price of sixty cents per share and to redeem, effective with the closing of the private placement described below, the remaining $1.5 million of debentures at 100 percent of face value. The agreement also establishes that the Company will redeem all of the outstanding $2.5 million of Series A Convertible Preferred Stock at 100 percent of face value. $2.0 million will be paid following the closing of the private placement and the balance will be paid within 60 days of the closing. The Company also agreed to issue 840,000, 5-year warrants, exercisable at $1.50 per share to the Series A Convertible Preferred shareholders.

The Company is reviewing operations and quality and compliance procedures of Mical Mortgage, Inc., acquired in May, 1998 to determine how best to maximize shareholder value. The Company is consulting with lenders, governmental regulatory agencies and loan investors, and has retained outside consultants to assist in this review. In connection with this review, the Company is assessing the future economic value of the goodwill recorded in the purchase transaction along with the other assets of Mical. On December 15, 1998, the Company's Board of Directors approved a preliminary plan to restructure the operations of Mical. The Company is determining the provision necessary to recognize costs associated with the impairment of tangible and intangible assets, to restructure operations, and to provide for potential liabilities associated with the plan. The Company anticipates that the charges will total approximately $7 to $8 million. This charge will be recognized in the third quarter when the plan is finalized. Beyond this charge, management does not expect a further continuing effect of this action on the Company's business, financial position, or results of operations.

The Company and private investors have agreed to placement of approximately 22 million shares of the Company's common stock at sixty cents per share, totaling $13.6 million. The Company received $1.3 million and expects to receive the balance of the capital contribution in December, 1998. This equity contribution will be used to retire debt and other obligations, to fund operations and to make capital expenditures as necessary in the Company's operations.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report, the financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form
10-KSB for the fiscal year ended April 30, 1998.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-QSB may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for homeownership services, including mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's markets; (2) the direction of interest rates;
(3) the relationship between mortgage interest rates and the cost of funds;
(4) federal and state regulation of the Company's operations; (5) the rate of acceptance and growth of demand for on-line homeownership transactions compared to traditional manual business processes; and (6) competition within the residential real estate services industry.

RESULTS OF OPERATIONS

The  Company has a growing base of electronic commerce revenues, including:
(a) from mortgage financing and settlement services provided directly to consumers by the Company's retail activities (including both loans funded by the Company's lending unit as well as loans funded by other lenders);
(b) from loans funded for mortgage brokers by the Company's wholesale lending activities; (c) from loan servicing fees; (d) from the sale of customer leads to other real estate service providers; and (e) from providing Internet products and services to realtors, loan brokers and consumers.

COMPARISON OF QUARTERS ENDED OCTOBER 31, 1998 AND 1997

The Company is currently expanding the scope of its electronic commerce mortgage financing transaction services. The 1998 period includes costs related to this plan. Revenues for the three months ended October 31, 1998 include the operations of Mical and Interloan, which were both acquired in purchase accounting transactions in the first quarter of 1998. Both periods include the results of the Company's Coastal unit, as it was acquired in the prior fiscal year in a pooling transaction.

Revenues for the quarter ended October 31, 1998 increased $3.7 million, from $2.5 million to $6.2 million over the 1997 quarter. $3.1 million of the increase was attributable to the incremental revenues of the Company's Mical unit. Excluding the incremental effect of Mical, revenues increased $592,000 or 23%. Increased interest income and increased retail broker fee income also contributed to the total increase of $3.7 million over the prior year. However, revenue increases were offset by significant increases in operating expenses, including compensation, occupancy, interest, and certain non-recurring expenses related to the acquisitions of Coastal and Mical. The Company incurred a net loss for the quarter of $4.8 million compared to a $1.9 million loss for the quarter ended October 31, 1997. Mical accounts for $766,000 of this increased loss.

Gain on sale of mortgage loans and servicing rights, net of loan origination costs, increased primarily due to the gains recorded by Mical. Gain on sale of mortgage loans also include loan origination fee income. In general, these fees are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the direction of interest rates.

Loan servicing fee income increased $158,000 over the prior year, as the Company's loan servicing portfolio has a higher balance for the 1998 period as a result of assets purchased in December of 1997. However, the Company's loan servicing portfolio balance is decreasing (the second quarter of 1998 as compared to the first quarter of 1998) as borrowers refinance to take advantage of decreasing borrowing rates. The Company expects loan servicing fee income to continue to decrease for the balance of the fiscal year.

Total loan volume in the Company's production units is summarized below.

(Dollar amounts in thousands)          Three Months Ended October 31,
---------------------------------- ---------------------------
                                      1998           1997
                                   -----------    ------------
    Retail                          $ 87,287       $    922
    Wholesale Prime                  308,350         71,467
    Wholesale Sub-Prime               22,231         51,575
                                    ---------      ---------
    Total Loan Volume               $417,868       $123,964
                                    ========       =========

The factors which affect the relative volume of production among the Company's units include the price competitiveness of each unit's product offerings, the level of mortgage lending activity in each unit's market, the success of each unit's sales and marketing efforts and the operational level of loan processing efficiency achieved. The incremental volume of the Company's Mical unit since its acquisition in the current fiscal year contributed Several factors contributed to the increase in volume.
(Complete) The Company intends to increase its loan production volumes except in it's government (VA/FHA) offerings where it plans to decrease those volumes in the short term while reviewing operations related to those offerings. (??)

Interest income increased $1.3 million to $2.2 million for the quarter ended October 31, 1998 due to the incremental interest earned at Mical. The Company earns interest on, and incurs interest expense to carry, mortgage loans held in inventory. Although the Company expects interest rates to remain stable, interest income is expected to decrease as it decreases the time loans are carried in inventory. While interest income may decline, the proceeds from the sale of the loan will be received more timely and can be used to service debt and reduce interest expense.

In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $12.1 million at October 31, 1998 and $16.0 million at April 30, 1998 from the Company's assets on the accompanying balance sheet.

Retail broker fee revenue increased significantly, from 45,000 in the second quarter of 1997 to $907,000 for the second quarter of 1998 quarter. The increase was generated by the Company's start up retail unit Interloan.com.

Of  the  total  $6.7  million increase in expenses in 1998  over  the  1997 corresponding quarter, interest expense increases accounted for $2.9 million. Of this amount, $1.3 million was incurred at Mical. The remaining increase of $1.6 million was due primarily to the amortization of debenture discount and debt issuance expenses, but partly due to interest expense associated with increased warehouse credit line balances. Although the debt discount is now fully amortized, the Company's interest rates and other borrowing terms became less favorable (beginning in October) as a result of the default interest rate imposed by its warehouse lenders. The Company expects that interest expense will continue to remain high in the third quarter of 1998 then return to more favorable terms when its warehouse relationship and events of default are cured.

Compensation  and related employee expenses increased $2.6  million.   $1.6
million was incremental expense incurred at Mical and the balance reflects the Company's strategy of expanding and enhancing its revenue base.

Occupancy and other office expenses increased $626,000 as a result of the incremental expenses incurred by Mical. In addition, the Company recorded certain nonrecurring professional fees, most of which were legal, consulting and accounting expenses related to the acquisitions.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

Revenues for the six months ended October 31 increased from $6.3 million in 1997 to $13.4 million in 1998. Of this $7.1 million increase, the incremental effect of Mical (acquired in May of 1998) accounted for $5.7 million. Excluding Mical, revenue attributable to the remainder of the businesses increased $1.4 million or 23%. The Company incurred a net loss for the period of $7.4 million compared to $3.0 million for the comparable prior year period. Of the $4.4 million change, $1.5 million was the incremental loss at Mical and the balance of the businesses suffered a $2.9 million or 100% increase in net loss. This increased loss resulted from $4.4 million of increased expenses, excluding the effect of Mical. Interest expense increased $2.6 million, occupancy and compensation increased $1.4 million and marketing expenses increased $.4 million.

Finet's  business  units, excluding Mical, recorded  an  increase  of  $1.4 million  in  overall  revenues.  This increase  was  due  primarily  to  an increase in retail broker fee income of $1.3 and an increase in loan servicing fee income of $.7 million, partially offset by a decrease of $.6 million in gain on sale of mortgage loans and servicing rights. Retail broker fee income increased as a result of the company's start-up interloan.com unit.

Total loan volume in the Company's production units is summarized below.

 (Dollar amounts in thousands)         Six Months Ended October 31,
---------------------------------- ---------------------------
                                      1998           1997
                                   -----------    ------------
    Retail                          $145,791       $ 69,338
    Wholesale Prime                  618,810        512,350
    Wholesale Sub-Prime               54,390         85,260
                                    ---------      ---------
    Total Loan Volume               $818,991       $666,948
                                    ========       =========

The loan volume increase was due equally to the added production of Mical and the Company's other units.



Interest expense, excluding the impact of Mical, increased $2.6 million over the comparable 1997 period due to the non-cash effect of the amortization of the Company's debt discount associated with its 3% Convertible Subordinated Debentures, but also due to higher interest charges associated with the units that increased their warehouse borrowings in support of increased loan activity. The Company began incurring unfavorable default interest rates in October, which has some impact for the six months, but will increase the Company's year to date interest expense more significantly in the nine months that will end January 31, 1999. The Company expects to cure its default conditions and return to normalized interest rates before the fourth quarter of this fiscal year.

Occupancy and compensation expenses (excluding Mical) are up $1.4 million for the current six month period primarily due to..

BUSINESS DEVELOPMENT ACTIVITIES

The Company's business development activities are focused on diversifying its mortgage banking of prime conforming loans, and by increasing electronic commerce revenues, including: (a) the offering of sub-prime and government subsidized loans; (b) the distribution and use of its proprietary Agent Connector and iQualify software; (c) the sale of additional homeowner related products and services; (d) the sale of business leads to real estate service providers; and (e) the origination of loans as a mortgage broker.

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

The Company is currently expending cash resources to support these business development activities, as the revenues they are generating, though increasing, are currently insufficient to cover start-up and operating costs. The Company expects, within this business cycle, that all business units will generate revenues sufficient to cover their respective operating expenses. During the second quarter and subsequently the Company has received several equity infusions from private investors. (See Note 6 and
Note 8 to the consolidated financial statements.) Considering the additional equity financing from private investors that was agreed subsequent to the second quarter, management believes it has sufficient cash and short term financing alternatives for the remainder of the fiscal year.

FINANCIAL CONDITION

Although Finet's revenue is growing, during its limited operating history, it has experienced operating losses and cash flow deficits. The Company has relied on external sources of debt and equity financing to fund operations, to service debt and to complete acquisitions and capital investments. The Company's operating losses, net of capital contributions, have had an adverse affect on the Company's financial position, causing stockholders' equity to decrease from $3.4 million at April 30, 1998 to $1.2 million at October 31, 1998.

In response to these operating trends, Finet has installed new leadership, including a new chairman and chief executive officer. The new team's charter is to improve operations and to take full advantage of Finet's most recent acquisitions and technology capabilities, ultimately improving results from operations and financial position. Improvement in the Company's financial condition is dependent on its ability to successfully integrate and consolidate its recent acquisitions, to improve operating processes and procedures, to cure its warehouse lending defaults, and to manage interest expense by returning to more favorable borrowing terms. The Company's financial condition is further dependent on economic conditions such as the general health of the economy and demand for homeownership related services. Management is committed to the Company's future success; however, there can be no assurance that the Company will attain future profitability.

Total assets increased from $101.4 million at April 30, 1998 to $138.0 million at October 31, 1998. This increase is due primarily to the purchase accounting acquisition of Mical, partially offset by a decrease in accounts receivable from sales of mortgage loans and servicing rights due to increased efforts to sell loans. Liabilities increased from $98.1 million to $136.8 million, as the Company, including Mical, increased its warehouse borrowings in support of increased loan volumes.

LIQUIDITY AND CAPITAL RESOURCES

The nature of the mortgage lending business requires the Company to advance cash on a daily basis to fund newly originated loans to its borrowing customers. The majority of these funds are provided through conventional mortgage warehouse line of credit from Residential Funding Corporation ("RFC") and from other warehouse lenders. The Company uses cash from its operating activities to satisfy its obligations to RFC, to fund ongoing expenses such as administration, to invest in product line and geographic expansion, and to satisfy debt and other obligations as they come due.

Although new operating revenue sources were developed during 1997 and 1998, cash generated by operations has been insufficient to meet the Company's on-going requirements. Therefore, the Company has employed servicing-secured
credit  facilities,  private  placements  of  debentures  and  common   and
preferred stock issuances as additional resources to meet operating and investing cash needs.

The Company was unable to make an interest payment of $119,255 in July, and was unable to make a principal payment of $1.9 million due August 31, 1998 on a term loan. The lender has agreed to forbear from exercising its rights and remedies of default in anticipation of the completion of a private placement offering that has been agreed but has not closed. See discussion under "Warehousing Facility with RFC". (See Notes 6 and 8.) The proceeds will be used to cure the loan defaults described.

Operating Activities

In the six months ended October 31, 1998, the Company's operating activities generated used cash of approximately $xxx,000, compared to cash used by operations of $18.7 million during the comparable 1997 period.

Financing Activities

Cash from financing activities was $XX compared to the first six months of 1997.

In September 1998, the Company issued 250 shares of its $2.5 million Series A Convertible Preferred Stock in a private placement generating $2.3 million of proceeds, net of expenses. See Note 6 to the Consolidated Financial Statements.

In October 1998, the Company received $196,711 as the result of an exercise of 262,281 warrants at seventy-five cents per share. The Company had reduced the exercise price from $1.50 per share to seventy-five cents per share.

Investing Activities

Investing activities, consisting primarily of sales of mortgage servicing rights, provided cash $1.9 million for the six months ended October 31, 1998. The Company does not intend to purchase additional mortgage servicing rights and is evaluating the sale of its servicing rights portfolio. A sale, if consummated, would generate cash for servicing debt and other obligations and for general operating purposes.

The Company's capital expenditures totaled $171,000 for the six months ended October 31, 1998. The Company expects its level of capital spending for the rest of the fiscal year to increase somewhat to make information systems investments in preparation of Y2K compliance.

The Company believes that its cash resources, including unused borrowing capacity and other sources of liquidity, are sufficient to finance the Company's operating, investing and financing needs through April 30, 1999. This assumption is based on additional equity investments the Company expects to receive in the near term. Although agreements for the private placement of 22.5 million shares netting proceeds of approximately $13.5 million have been reached, there can be no assurance that the financing will close and that the cash will be received. Failure to receive such payment would have a material, adverse affect of the Company's financial condition and results of operations.

SUBSEQUENT EVENTS

See Note 8 to the Consolidated Financial Statements.


YEAR 2000 COMPLIANCE

The Company has made and will continue to make investments to identify, modify or replace any computer systems which are not Year 2000 (Y2K) compliant and to address other issues associated with the change of the millennium. These costs are expensed by the Company during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Y2K compliant is not anticipated to be material to its financial position or results of operations in any given year. However, the Company's expectations about future costs associated with the Y2K are subject to uncertainties that could cause the actual results to differ materially from the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Y2K compliant, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Y2K issue.

Company's state of readiness:

The Company, together with outside consultants it has engaged, has formulated its overall plan to address the Y2K issue. The Company plans to be substantially Y2K compliant by March 31, 1999, with the remaining effort to be completed by June 30, 1999.

Steps taken to assure readiness by business partner, vendors, clients:


The Company, together with outside consultants it has engaged, has formulated its overall plan to address the Y2K issue.
 The Company:


(a) Has established a senior management steering committee.
          (b) Is taking inventory of internally used hardware and software as well as software developed for customers and peripheral devices and equipment.
          (c) Is identifying outside parties with whom the Company interfaces electronically or operationally, such as business partners, loan providers, customers, vendors and any others, to
          1) confirm that their state of readiness will reduce any financial or operational risk to the Company, and 2) understand Finet's responsibility to its business partners.
          (d) Is developing an external assessment process in order to adequately assess the readiness of outside parties.
          (e) Has determined the additional human resources necessary to implement its overall plan.
          (f) Has estimated the cost of compliance and determined it to be reasonable but not material to the financial condition of the Company or its results of operations.
          (g) Is ensuring that new applications are Y2K compliant.

  Risks of the company's Y2K issues:

The Company believes that given the hardware and software replacement/modifications that it foresees, the risk of material financial loss or operational disruption that might lead to financial loss is low to medium. However, due to the nature of the mortgage banking industry there are a significant number of outside third party interfaces that the Company relies on for conducting business effectively. Their level of compliance significantly influences the Company's level of risk of disruption to operations which ultimately impacts the Company's results of operations and financial condition.

 The Company's contingency plans:

Finet is considering various contingency actions including alternative vendors. The Y2K project planning calls for a fall back to manual procedures if absolutely necessary, but the Company considers Y2K to be a critical project and is being addressed it as such.

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

Item 2. CHANGES IN SECURITIES

During the six months ended October 31, 1998, the Company issued a total of 825,000 shares of common stock, as follows: 432,000 shares for the acquisition of Mical and 33,000 shares as a finders fee, 73,000 shares under a keep well agreement, and 25,000 shares toward the acquisition of Interloan. In addition, 263,000 common shares were issued in connection with warrant exercises and 654,000 shares were issued in connection with option exercises, employment related issuances and other.

250 shares of Convertible Preferred Stock were issued in a private placement. (See Note 6.)


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

On November 24, 1998, the Company's annual meeting of shareholders was held in San Francisco, California. Including proxies and one shareholder voting in person, a quorum of 57% of the 33,033,105 shares eligible to vote on the October 15, 1998 record date were represented at the meeting. All current Directors were re-elected for an additional one-year term and the following measures detailed and recommended by the Company's Board of Directors in the proxy statement were approved by the indicated percentage of shares voted:

     Increase in authorized common shares to 150,000,000                   99.3%
     Ratification of issuance of Common Stock, Debentures,
       Preferred Stock and Warrants:                                       77.0%
     Ratification of the 1998 Stock Option Plan                            99.4%
     Ratification of the 1998 Stock Bonus Plan                             99.5%
     Ratification of the 1998 Non-Employee Director Stock Option Plan      99.5%

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule


REPORTS ON FORM 8-K

                            REPORTS ON FORM 8-K
Date      Item  Description
--------  ----  -----------------------------------------------------

12/7/98    2    Amendment of an 8-K previously filed, providing the
                required financial statements and proforma information related to the Company's acquisition of 100% of the issued
and
                outstanding stock of Mical Mortgage, Inc.


                                 SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.



                                        FINET HOLDINGS CORPORATION



Date: December 21, 1998                 /s/    Mark L. Korell
                                        Mark L. Korell
                                          (CEO   and   Principal  Executive
Officer)



Date December 21, 1998                  /s/    George Winkel
                                        George Winkel
                                        (Principal Financial Officer)