Form 10QSB/A
period 1998-10-31
FINET HOLDINGS CORP
filed 1999-01-15
CIK 852450

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

                               Yes _X_ No __

The number of shares outstanding of each of the issuer's classes of common stock was 59,062,844 shares of common stock, par value $.01, as of January 8, 1999.
===========================================================================
====

                        FINET HOLDINGS CORPORATION

                                   INDEX


Item  Description
Page
----  -------------------------------------------------------------------
----
                      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Unaudited Balance Sheet
        October 31, 1998 ................................................
2

      Unaudited Statements of Operations
        Three Months Ended October 31, 1998 and 1997.....................
3
        Six Months Ended October 31, 1998 and 1997.......................
4

      Unaudited Statements of Cash Flow
        Six Months Ended October 31, 1998 and 1997.......................
5

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

6.    Exhibits and Reports on Form 8-K...................................
20

      Signatures.........................................................

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
        (Dollars in thousands, except shares and per share amounts)
                                                          October 31,
                                                        1998
                                                        -------
                                  ASSETS
Cash and cash equivalents                          $      137
Mortgage loan servicing advances and other receivables   3,303
Mortgages held for sale, net of allowances of $1,132   119,593
Mortgage servicing rights (Note 3)                       4,460
Furniture, fixtures and equipment, net of accumulated depreciation 2,323 of $3,361
Goodwill, net of amortization of $97                   4,593
Other assets                                             2,808
                                                             -------
Total assets                                        $  137,217
                                                             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse lines of credit (Note 4)                   115,156
  Notes payable and capitalized leases (Note 4)          3,904
  3% Convertible subordinated debentures (Note 4 and Note 8)7,000 Accounts payable, accrued expenses and other liabilities10,713
                                                             -------
Total liabilities                                      136,773
                                                             -------
Commitments and contingencies (Note 5)

Stockholders' equity: (Note 6)
  Preferred stock, $.01 par value, (100,000 shares authorized, 250 issued
and outstanding)                                             -
  Common stock, $.01 par value, (150,000,000 shares authorized, 33,485,000
     shares outstanding)                                   335
  Preferred Stock Discount                              (586)
  Paid-in capital                                       18,711
  Accumulated deficit                                 (18,016)
                                                           ----------
Total stockholders' equity                                 444
                                                           ----------
Total liabilities and stockholders' equity            $137,217
                                                           ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
       (Dollars and amounts in thousands - except per share amounts)
                                                Three months ended
                                                    October 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
  Warehouse interest income                        $2,154          882
  Warehouse interest expense                      (2,228)        (678)
                                                  ---------     ---------
   Net warehouse interest income (expense)           (74)          204
  Gain on sale of  mortgage loans and servicing rights, net of
      loan origination costs                        2,747        1,413
  Loan servicing fees                                 209          125
  Retail broker fees                                  907           45
  Other                                               102           58
                                                      ---------     -------
--
    Total revenue                                  3,891         1,845
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 4,071        1,475
  Occupancy and other office expenses               1,887        1,261
  Other interest expense                            1,245            -
  Marketing expenses                                  511          236
  Depreciation and amortization                       359          163
  Other operating expenses                            649          521
                                                      ---------     -------
--
    Total expenses                                  8,722        3,656
                                                      ---------     -------
--
Loss before income taxes                          (4,831)      (1,811)
  Income tax expense                                    -         (42)
                                                      ---------     -------
--
NET LOSS                                     $    (4,831)  $   (1,853)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.15)$
(.06)
                                                      =========
=========
Shares used in computing basic and diluted share data32,913     28,812
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
       (Dollars and amounts in thousands - except per share amounts)
                                                  Six months ended
                                                      October 31,
                                                      ---------------------
--
                                    1998                        1997
                                                      ---------     -------
--
REVENUE
 Warehouse interest income                         $3,957        1,756
 Warehouse interest expense                       (3,886)      (1,420)
                                                  ---------     ---------
  Net warehouse interest income (expense)              71          336
  Gain on sale of mortgage loans and servicing rights, net of
      loan origination costs                        6,817        4,011
  Loan servicing fees                                 751          253
  Retail broker fees                                1,430           75
  Other                                               196          163
                                                      ---------     -------
--
    Total revenue                                  9,265         4,838
                                                      ---------     -------
--

EXPENSES
  Compensation and related expenses                 7,990        4,115
  Occupancy and other office expenses               3,718        2,194
  Other interest expense                            2,243            -
  Marketing expenses                                1,011          501
  Depreciation and amortization                       679          296
  Other operating expenses                          1,003          643
                                                      ---------     -------
--
    Total expenses                                 16,644        7,749
                                                      ---------     -------
--
Loss before income taxes
  Income taxes and extraordinary gain, net of tax (7,379)      (2,911)
Income tax expense                                      -         (45)
Extraordinary gain, net of tax                          -            3
                                                      ---------     -------
--
NET LOSS                                     $    (7,379)  $   (2,953)
                                                      =========
=========

Basic and diluted net loss per common share (Note 1)$        (.23)$
(.10)
                                                      =========
=========
Shares used in computing basic and diluted share data32,693     28,642
                                                      =========
=========

 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Dollars in thousands)
                                                          Six months ended
October 31,
                                           1998                 1997
                                                          --------   ------
--
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (7,379) $ (2,953)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                        650       296
    Amortization of mortgage servicing rights            919        -
    Amortization of imputed interest on convertible debt and issuance costs
1,959                                                      -
    Write down of other assets and provision for losses(126)       261
    Gain on sale of mortgage servicing rights          (420)      (47)
    Deferred tax benefit                               (83)      (113)
  Changes in operating assets and liabilities:
     (Increase) decrease in mortgage loans held for sale9,244 (17,119) (Increase) decrease in originated mortgage servicing rights, net(312)
277
     (Increase) decrease in mortgage loan servicing advances and other
receivables                                                4      (78)
     (Increase) decrease in other assets                 529       235
     Increase (decrease) in accounts payable and accrued expenses(2,133)
456
     Repossession of real estate                       (558)         -
                                                           -------    -----
--
     Net cash provided (used) by operating activities  2,294  (18,786)
                                                           -------    -----
--
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights                   -      (165)
  Proceeds from sale of mortgage servicing rights      1,509        75
  Purchase of furniture, fixtures and equipment        (248)    (189)
  Acquisition of purchased technology and intangibles  (481)        -
  Pre-acquisition advances to affiliates                  -      (271)
  Cash acquired in acquisition                           185         -
  Other                                                   12        48
                                                           -------    -----
--
    Net cash provided (used) by investing activities     977     (502)
                                                           -------    -----
--
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -      3,862
  Proceeds from issuance of convertible debt           1,384        -
  Proceeds from issuance of preferred stock            2,286         -
  Proceeds from warrant exercise                         197
23
  Net increase (decrease) in warehouse borrowings    (9,820)    16,472
  Proceeds from advances on note payable and line of credit1,400 250 Repayment of note payable, capitalized leases and line of credit
                                                       (309)     (295)
 Other equity                                          (450)         -
                                                       -------   -------
    Net cash provided (used) by financing activities (5,312)    20,311
                                                           -------    -----
--
Net increase (decrease) in cash                      (2,041)     1,023
Cash at beginning of period                            2,178     1,148
                                                           -------    -----
--
Cash at end of period                                $   137  $  2,171
                                                           =======
=======
Supplemental cash flow information (Note 7)
 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Finet Holdings Corporation ("Finet" or the "Company") is an electronic commerce firm operating in one business segment, homeownership services. Finet is engaged in wholesale and retail mortgage lending (as both a mortgage banker and a mortgage broker) and the delivery of related real estate sales and financing transaction settlement services.

The operations of the Company's principal lending subsidiaries include Monument Mortgage, Inc. ("MMI"), a California mortgage banker specializing in conforming prime loans, Coastal Federal Mortgage Company ("Coastal"), a New Jersey sub-prime mortgage banker, and Mical Mortgage, Inc. ("Mical"), a California mortgage banker specializing in FHA and VA loans. The Company's operates throughout the 40 states in which the Company is currently licensed. (See Note 8.)

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

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of the 1997 amounts were made to conform to the 1998 presentation.

PER SHARE AMOUNTS

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

NOTE 2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical, a non-public mortgage banker with principal offices in San Diego, California, in exchange for 432,000 shares of the Company's common stock valued at $400,000. Upon resolution of specified contingencies, 120,000 additional common shares may be issued. As a result of the acquisition, 33,000 common shares were issued as a finders fee and 73,000 shares were issued under a keep-well agreement with an existing shareholder.

Due to the financial requirements of Mical, certain transactions and advances were made in anticipation of the acquisition. The acquisition has been accounted for as a purchase, and Mical's financial position and results of operations have been

<PAGE 7>

included in the Company's financial statements since that date. The excess of the purchase price over the fair market value of the acquired net assets ($4.6 million at October 31, 1998) was recorded as goodwill and is being amortized on a straight line basis over 10 years. (See Footnote 8). The following condensed pro forma statements of operations of the Company for the six months ended October 31, 1998 and 1997 give effect to the acquisition of Mical as though the transaction had occurred at the beginning of the periods. (See Footnote 8).

(In thousands)         PRO FORMA
               6 Months Ending October 31,
                   1998          1997
                -----------  -----------
Revenue           $ 13,866      $ 16,861

Expenses            22,264        17,789
                -----------  -----------
Net loss          $ (8,398)     $  (928)
                ===========  ===========
Loss per share    $  (.26)      (.03)
                ===========  ===========

On June 23, 1998 the Company acquired, from an individual, certain assets which include an internet site, "interloan.com" ("Interloan") in exchange for 100,000 shares of the Company's common stock. The Company also entered into a binding term sheet agreement that will result in a three-year employment agreement with that individual.

NOTE 3.  MORTGAGE SERVICING RIGHTS

During the six months ended October 31, 1998, the activity in mortgage loan servicing rights was as follows:

                                 October 31,
(Dollar amounts in thousands)      1998
------------------------------   ---------
Mortgage Servicing Rights
  Beginning balance              $  5,478
    Additions                       1,231
    Sales                          (1,330)
    Amortization/Payoff              (919)
                                 ---------
  Ending balance                 $  4,460
                                 =========

Servicing rights to mortgage loans with an unpaid principal balance of approximately $515 million were pledged as collateral to lenders as of October 31, 1998.

<PAGE 8>

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
1998
     $24    million                             8,362         Libor   +2.5%
December 31, 1998

  $60 million                          62,709       NY Prime         May 1,
1999
                              ---------
                                      115,156

OTHER DEBT AND CAPITAL LEASES:
Revolving line of credit:
    $  1  million  committed                  1,000        Prime  +  0.625%
Requires payment to
                                                                     zero 5
days per qtr
Servicing acquisition loan
    $1,870   committed                       1,800        Prime  +   0.625%
November 15, 1998
Various notes                             901       Various          Due in
2000
Capitalized leases                        203       3.5% to 11.5%    Varies
to 2002
                                    ---------
                                   $   3,904

SUBORDINATED  CONVERTIBLE DEBT:     $   7,000     3%             Due  March
18, 2001

The Company issued the third tranche of its 3% Subordinated Convertible Debentures in May 1998 in the amount of $1,500,000, bringing the total issue of 3% Subordinated Convertible Debentures to $7,000,000. The debentures and accrued interest are convertible into the Company's common stock at the lesser of $5.00 per share or 78% of the determined market price prior to conversion. In connection with this issue the Company recorded additional paid-in capital of $1,551,000 for the discount related to imputed interest represented by the market discount conversion factor. This discount is being amortized to interest expense over the period from the date of issue to the date the debentures first become convertible. Through October 31, 1998, the Company has amortized the entire discount to interest expense. In addition, the company recorded $563,000 of expense related to debt issuance costs. (See Note 8.)

COLLATERAL
Collateral for the debt obligations is a combination of mortgage loans held for sale, receivables from sales of mortgage loans, servicing assets, other assets of the Company, and Finet's corporate guarantee.

The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The Borrowing Agreements (Agreements) for the warehouse lines of credit, the revolving line of credit and the note payable contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio, and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on the Company's credit facilities are due on demand.

On August 25, 1998, Residential Funding Corporation ("RFC") notified the Company that it was in default of its lending agreements. The Company did not satisfy its July interest payment of $119,254, and the Company did not meet its debt service obligation on August 31, 1998 on its long-term note of $1.8 million. The Company was also in violation of certain financial covenants. RFC is entitled to exercise certain rights and remedies under the loan agreement, including the right to
<PAGE 9>

cease making advances to the Company, to accelerate obligations and to sue on the notes and guarantees. RFC has not granted a waiver of these events of default. However, RFC agreed to forbear from enforcing its remedies in anticipation of additional equity investments the Company expected to receive. All unpaid interest, fees and principal balances are
currently due.   In the third quarter, the Company received additional
equity contributions, net of expenses, of $14.3 million. $2.0 million was paid to RFC. The Company is continuing discussions with RFC to cure its defaults. (See Note 8).

In October RFC increased the interest rates on the Company's borrowings to
4% in excess of the rates otherwise applicable.   RFC also reduced the
total committed lines from $79 million to $59 million.

Notwithstanding its rights to remedies, RFC at its sole discretion has continued to make advances to the Company, uninterrupted. RFC has also allowed the warehouse line advances to exceed the committed amount. The
Company anticipates that it will cure its defaults with respect to its borrowings with the additional equity investments received in the third quarter. (See Note 8.)

There can be no assurance that the Company will cure its default under its lending agreements. The Company is seeking additional borrowing facilities. The inability to cure such default or obtain alternative warehouse financing sources and working capital arrangements could result in a major disruption to the Company's business, and the Company's business relationships with its brokers, investors and borrowers could be seriously damaged. There could be a material adverse impact on results of operations and financial condition if the Company is unable to maintain its credit facilities or obtain additional credit facilities.

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

Management believes that its compensation programs to mortgage brokers comply with applicable laws and with long standing industry practices, and that it has meritorious defenses to the Action. Management has been advised by counsel that the facts of the underlying transaction are not supportive of a court order granting class certification. The Company intends to defend vigorously against the Action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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



<PAGE 10>

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

In September 1998, the Company issued 250 shares of its $2.5 million Series A Convertible Preferred Stock in a private placement generating $2.3 million of proceeds, net of expenses. The preferred shareholders are not entitled to vote or to receive dividends. Upon any liquidation, dissolution or winding up, the holders of the Preferred A are entitled to receive a cash liquidated value (representing $10,000 per share plus 6% interest), to the extent there are funds sufficient to pay, in preference to all Common shareholders.

In connection with the Series A Preferred Share placement, the Company issued Warrants to investors to purchase 250,000 shares of the Company`s Common Stock at $1.00 per share. In November, an agreement was reached to redeem all of the outstanding $2.5 million of Series A Convertible Preferred Stock. (See Note 8)

In October 1998, the Company received $196,711 from an exercise of 262,281 warrants at seventy-five cents per share. The Company had reduced the warrant exercise price from $1.50 per share to seventy-five cents per share.

In October 1998, the Company entered into an agreement with a private investor to issue 2.5 million shares of common stock at eighty cents per share for proceeds of $2.0 million. In connection with the issuance, the Company agreed to reduce the exercise price of 1.0 million Common Stock Purchase Warrants owned by the investor from $5.00 to $1.00 per share. (See Note 8).


NOTE  7.  SUPPLEMENTAL CASH FLOW INFORMATION

The   following   table  presents  supplemental  investing  and   financing
activities for the six month periods ended October 31, 1998 and 1997:

(Dollars in thousands)                                   1998          1997
                                                        ------        -----
-
Cash paid during the period for:
   Interest on line of credit and other borrowings      $  3,779    $ 1,341
   Income taxes                                                2         76

Non-cash investing and financing activities
   Foreclosure of mortgage loans held for sale              149        374
   Common stock issued for:
      Expenses                                              155        123
      Settlement of liabilities subject to compromise    -         23
      Settlement of accrued liabilities                  -        150
      Purchase of intangible assets                         481        808
   Acquisition:
      Cash acquired                                    185           -
Furniture and fixtures                                 506           -
      Other assets                                     417           -
      Accounts payable and accrued expenses           8,061           -
      Debt                                           82,081           -
<PAGE 11>

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to October 31, the Company completed the transaction agreed to in the second quarter to issue 2.5 million common shares at eighty cents per share. In addition, per the agreement, an additional 1.0 million shares were issued, bringing the total issuance to 3.5 million shares and the price per share to fifty seven cents per share, as adjusted.

Also subsequent to October 31, the Company received $12.3 million cash proceeds, net of expenses, from additional private placements of 21.9 million shares of common stock at sixty cents per share. The Company will use $4.0 million of these proceeds to retire $1.5 million of its 3% Convertible subordinated debentures and to redeem all of its $2.5 million Series A Convertible Preferred Stock.

In November 1998, the Company reached agreement with its debenture holders to convert $1.1 million of its total of $7.0 million, 3% Convertible Subordinated Debentures into 2.2 million common shares at a conversion price of fifty cents per share, to convert an additional $4.4 million of debentures into 7,333,333 common shares at a conversion price of sixty cents per share and to redeem, effective with the closing of the private placement described below, the remaining $1.5 million of debentures at 100 percent of face value. The agreement also establishes that the Company will redeem all of the outstanding $2.5 million of Series A Convertible Preferred Stock at 100 percent of face value. The Company expects to complete this redemption by the end of the current year. The Company also agreed to issue 840,000, 5-year warrants, exercisable at $1.50 per share to the Series A Convertible Preferred shareholders.

The Company is reviewing operations and quality and compliance procedures of Mical Mortgage, Inc., acquired in May, 1998 to determine how best to maximize shareholder value. The Company is consulting with lenders, governmental regulatory agencies and loan investors, and has retained outside consultants to assist in this review. In connection with this review, the Company is assessing the future economic value of the goodwill recorded in the purchase transaction along with the other assets of Mical. On December 15, 1998, the Company's Board of Directors approved a preliminary plan to restructure the operations of Mical. The Company anticipates that the net charges to be incurred in implementing the plan will be approximately $7 to $8 million. Substantially all of these charges will be recognized in the third and fourth quarters when the plan is implemented.

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-QSB/A may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should" and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for homeownership services, including mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and demographics of the Company's markets; (2) the direction of interest rates;
(3) the relationship between mortgage interest rates and the cost of funds;
(4)

federal and state regulation of the Company's operations; (5) the rate of acceptance and growth of demand for on-line homeownership transactions compared to traditional manual business processes; and (6) competition within the residential real estate services industry.

RESULTS OF OPERATIONS

The  Company has a growing base of electronic commerce revenues, including:
(a) from mortgage financing and settlement services provided directly to consumers by the Company's retail activities (including both loans funded by the Company's lending unit as well as loans funded by other lenders);
(b) from loans funded for mortgage brokers by the Company's wholesale lending activities; (c) from the sale of customer leads to other real estate service providers; and (d) from providing Internet products and services to realtors, loan brokers and consumers.

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

Revenues for the quarter ended October 31, 1998 increased $2.0 million, from $1.9 million to $3.9 million over the 1997 quarter. $1.8 million of the increase was attributable to the incremental revenues of the Company's Mical unit. Excluding the incremental effect of Mical, revenues increased $0.2 million or 12%. Increased retail broker fee income of $0.9 million also contributed to the total increase of $2.0 million over the prior year. However, revenue increases were offset by significant increases in operating expenses, including compensation, occupancy, interest, and certain non-recurring expenses related to the acquisitions of Coastal and Mical. The Company incurred a net loss for the quarter of $4.8 million compared to a $1.9 million loss for the quarter ended October 31, 1997. Mical accounts for $0.8 million of this increased loss.

Gain on sale of mortgage loans and servicing rights, net of loan origination costs, increased primarily due to the gains recorded by Mical. Gain on sale of mortgage loans also includes loan origination fee income. In general, these fees are affected by numerous factors including the volume and mix of loans produced and sold, loan pricing decisions, interest rate volatility and the direction of interest rates.

Net warehouse interest income decreased $0.3 million. Warehouse interest expense increased $1.6 million primarily due to the increase in average warehouse borrowings related to the Company's increased loan volume. Additionally, in October, the Company began paying a default interest rate equal to 4% above otherwise applicable interest rates on a large portion of its warehouse lines of credit. The Company expects net warehouse interest income to be negative in the quarter ending January 31, 1999. The Company expects to cure its default conditions and return to normal interest rates during the fourth quarter of this fiscal year.

Loan servicing fee income increased $0.2 million over the prior year, as the Company's loan servicing portfolio has a higher balance for the 1998 period as a result of assets purchased in December of 1997. However, the Company's loan servicing portfolio balance is decreasing (the second quarter of 1998 as compared to the first quarter of 1998) as borrowers refinance to take advantage of decreasing borrowing rates. The Company expects loan servicing fee income to continue to decrease for the balance of the fiscal year.

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
                                    ========       =========

The factors which affect the relative volume of production among the Company's units include the price competitiveness of each unit's product offerings, the level of mortgage lending activity in each unit's market, the success of each unit's sales and marketing efforts and the operational level of loan processing efficiency achieved. The incremental volume of the Company's Mical unit since its acquisition in the current fiscal year contributed a $132 million increase over the 1997 quarter. The balance of the increase, $162 million resulted primarily from increases in retail and wholesale prime volume offset by a decline in wholesale sub-prime volumes. The Company intends to increase its loan production volumes except in its government (VA/FHA) offerings (included in wholesale prime). With respect to sub-prime offerings, the Company intends to decrease those volumes in the short term while reviewing its sub-prime operations, then increase them as improvements in operations and profitability of those products are achieved.

In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $12.1 million at October 31, 1998 and $16.0 million at April 30, 1998 from the Company's assets on the accompanying balance sheet.

Retail broker fee revenue increased significantly, from $45,000 in the second quarter of 1997 to $907,000 for the second quarter of 1998 quarter, reflecting the Company's efforts to expand its presence in the retail market.

Of  the  total  $5.1  million increase in expenses in 1998  over  the  1997 corresponding quarter, other interest expense increase accounted for $1.3 million due to interest associated with the Company's 3% convertible debt and the amortization of debenture discount and debt issuance expenses. The debt discount is now fully amortized.

Compensation  and related employee expenses increased $2.6  million.   $1.6
million was incremental expense incurred at Mical and the balance reflects the Company's strategy of expanding and enhancing its revenue base.

Occupancy and other office expenses increased $0.6 million as a result of the incremental expenses incurred by Mical and efforts of the company to expand its distribution network.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

Revenues for the six months ended October 31 increased from $4.8 million in 1997 to $9.3 million in 1998. Of this $4.5 million increase, the incremental effect of Mical (acquired in May of 1998) accounted for $3.4 million. Excluding Mical, revenue attributable to the remainder of the businesses increased $1.1 million or 23%. The Company incurred a net loss for the period of $7.4 million compared to $3.0 million for the comparable prior year period. Of the $4.4 million change, $1.5 million was the incremental loss at Mical and the balance of the businesses incurred a $2.9 million or 100% increase in net loss. This increased loss resulted from $4.0 million of increased expenses, excluding the effect of Mical. Other interest expense increased $2.2 million, occupancy and compensation increased $1.4 million and marketing expenses increased $.4 million.

Finet's  business  units, excluding Mical, recorded  an  increase  of  $1.1 million in overall revenues. This increase was due primarily to an increase in retail broker fee income of $1.3 million and an increase in loan servicing fee income of $.7 million, partially offset by a decrease of $.6 million in gain on sale of mortgage loans and servicing rights and a decrease in net warehouse interest income of $.3 million. Retail broker fee income increased as a result of the company's start-up unit Interloan.

Net warehouse interest income decreased $0.2 million for the six month period. Warehouse interest expense increased primarily due to increased borrowings on the warehouse line necessary to support the increase in loan volumes. Also, overall interest rates increased slightly year over year. In October, the Company began incurring higher, default interest rates equal to 4% above rates otherwise applicable on a large portion of its warehouse lines of credit. As a result, the Company's year to date net warehouse interest income will be negative for the nine months ending January 31, 1999. The Company expects to cure its default conditions and return to normal interest rates during the fourth quarter of this fiscal year.

Total loan volume in the Company's production units is summarized below.

 (Dollar amounts in thousands)         Six Months Ended October 31,
---------------------------------- ---------------------------
                                      1998           1997
                                   -----------    ------------
    Retail                          $145,791       $  5,618
    Wholesale Prime                  618,810        144,605
    Wholesale Sub-Prime               54,390         85,260
                                    ---------      ---------
    Total Loan Volume               $818,991       $235,483
                                    ========       =========

The loan volume increase over the prior year period was due equally to the added production of Mical and the Company's other units. Production in the Company's retail and wholesale prime products increased significantly while sub-prime loan volumes were down moderately.

Other interest expense, excluding the impact of Mical, increased $2.2 million over the comparable 1997 period due to the non-cash effect of the amortization of the Company's debt discount associated with its 3% Convertible Subordinated Debentures.

Occupancy and other office expenses (excluding Mical) are up $1.4 million for the current six-month period due to an increase in professional services related and other expenses reflecting the Company's strategy of expanding and enhancing its revenue base.

BUSINESS DEVELOPMENT ACTIVITIES

The Company's business development activities are focused on becoming the leading electronic mortgage banker. This includes increasing the electronic origination and fulfillment of prime conforming loans and increasing other electronic commerce revenues from: (a) offering sub-prime and government subsidized loans (b) selling additional homeowner related products and services; (c) selling business leads to real estate service providers; and (d) originating loans through Interloan.

Over the past several years, the Company has expanded its mortgage banking operations through acquisitions and internal growth, but, believing the growth of market acceptance and demand for on-line homeownership services represents the greatest near term market opportunity, is now concentrating on expanding its e-commerce origination and fulfillment capabilities in these areas.

The Company is currently spending cash resources to support these business development activities, as the revenues they are generating, though increasing, are currently insufficient to cover start-up and operating costs. All business units, except Mical, are expected to generate monthly revenues sufficient to cover their respective operating expenses by the end of the current fiscal year. During the second quarter and subsequently the Company has received several equity contributions from private investors. (See Note 6 and Note 8 to the consolidated financial statements.)

FINANCIAL CONDITION

Although Finet's revenue is growing, during its limited operating history it has experienced operating losses and cash flow deficits. The Company has relied on external sources of debt and equity financing to fund operations, to service debt and to complete acquisitions and capital investments. The Company's operating losses, net of capital contributions, have had an adverse affect on the Company's financial position, causing stockholders' equity to decrease from $3.4 million at April 30, 1998 to $0.4 million at October 31, 1998.

In response to these operating trends, Finet has installed new leadership, including a new chairman and chief executive officer. Management's charter is to improve operations and to take full advantage of Finet's acquisitions and technology capabilities, ultimately improving results from operations and financial position. Improvement in the Company's financial condition is dependent on its ability to successfully integrate and consolidate its recent acquisitions, to improve operating processes and procedures, to cure its warehouse lending defaults, and to manage interest expense by returning to more favorable borrowing terms. The Company's financial condition is further dependent on economic conditions such as the general health of the economy and demand for homeownership related services. Management is committed to the Company's future success; however, there can be no assurance that the Company will attain future profitability.

Total assets increased from $101.4 million at April 30, 1998 to $137.2 million at October 31, 1998. This increase is due primarily to the purchase accounting acquisition of Mical, partially offset by a decrease in accounts receivable from sales of mortgage loans and servicing rights due to increased efforts to sell loans. Warehouse borrowings decreased as proceeds from loan sales were used to reduce the warehouses line of credit. Liabilities increased from $98.1 million to $136.8 million, as the Company, including Mical, increased its warehouse borrowings in support of increased loan volumes.


LIQUIDITY AND CAPITAL RESOURCES

The nature of the mortgage lending business requires the Company to advance cash on a daily basis to fund newly originated loans to its borrowing customers. The majority of these funds are provided through conventional mortgage warehouse lines of credit from Residential Funding Corporation ("RFC") and from other warehouse lenders. The Company uses cash from its operating activities to satisfy its obligations to RFC, to fund ongoing expenses such as administration, to invest in product line and geographic expansion, and to satisfy debt and other obligations as they come due.

Although new operating revenue sources were developed during 1997 and 1998, cash generated by operations has been insufficient to meet the Company's on going requirements. Therefore, the Company has employed servicing-secured credit facilities, private placements of debentures and common and preferred stock issuances as additional resources to meet operating and investing cash needs.

The Company was unable to make an interest payment of $119,255 in July, and was unable to make a principal payment of $1.9 million due August 31, 1998 on a term loan. The lender has agreed to forbear from exercising its rights and remedies of default in anticipation of the completion of a private placement of common stock that has been agreed but has not closed. See discussion under "Warehousing Facility with RFC". (See Notes 6 and 8.)

Operating Activities
---------------
In the six months ended October 31, 1998, the Company's operating activities generated cash of $2.3 million compared to cash used by operations of $18.8 million during the comparable 1997 period. The Company increased its efforts to accelerate selling its loans, increasing operating cashflow by $9.2 million.

If the Company remains in default under the warehouse credit arrangement with RFC, warehouse interest expense will be significantly higher than warehouse interest income earned on mortgage loans pending their sale and will reduce cash resources.

Subsequent to October 31, 1998, the Company ceased originating loans at Mical and will be selling the remaining loans during the coming quarters. The cash generated from such sales will be used to repay the warehouse borrowings secured by these loans. Therefore, these sales will not increase cash resources. Use of cash for operating expenses at Mical are expected to significantly exceed all other operating cash sources at Mical as the Company winds down Mical's operations over the balance of the current year.

The Company expects a decline in net revenues from the sale of mortgage loans in the third quarter due to reduced loan production beginning at the end of the second quarter which will continue through the third quarter. Loan production was curtailed to reduce the balance of loans held for sale, which would reduce warehouse line borrowings to the reduced warehouse line commitments resulting from its default on its warehouse line of credit.
The Company has subsequently accelerated its sale of loans, reduced its warehouse borrowings below the committed amounts and expects to increase loan production during the fourth quarter.

Financing Activities
---------------
Cash used by financing activities was $5.1 million for the first six months of 1997. The Company used the increased proceeds from loan sales to reduce its warehouse balance. This decrease in cash was partially offset by an increase in borrowings on the Company's servicing acquisition facility.

The Company received $1.4 million, the final tranche of its 3% Convertible
Debt private placement issue initiated in the prior year.   In September
1998, the Company issued 250 shares of its $2.5 million Series A
Convertible Preferred Stock in a private placement generating $2.3 million of proceeds, net of expenses. (See Note 6) In October 1998, the Company received $196,711 resulting from an exercise of 262,281 warrants at seventy-five cents per share. The Company had reduced the exercise price from $1.50 per share to seventy-five cents per share.

In October 1998, the Company entered into an agreement with a private investor to issue 2.5 million shares of common stock at eighty cents per share for proceeds of $2.0 million. In connection with the issuance, the Company agreed to reduce the exercise price of 1.0 million common stock purchase warrants owned by the investor from $5.00 to $1.00 per share. Subsequent to October 31, the Company completed this transaction, and, pursuant to certain anti-dilution rights granted to the investor, the Company issued an additional 1.0 million shares, bringing the total issuance to 3.5 million shares and the adjusted price per share to fifty seven cents per share. Also subsequent to October 31, 1998, the Company received $12.3 million cash proceeds, net of expenses, from additional private placements of approximately 21.9 million shares of common stock at sixty cents per share. The Company will use $4.0 million of these proceeds to retire $1.5 million of its 3% Convertible subordinated debentures and to redeem all of its $2.5 million Series A Convertible Preferred Stock. (See Note 8).

The Company expects that the proceeds from the sale of mortgage loans at Mical will be less than the warehouse lines they are securing, creating a net use of cash for the Company.

During the third quarter, the Company paid RFC $2.0 million of the $5.0 million RFC had requested to repay borrowings under a working capital line of credit and a line of credit secured by servicing contracts. If RFC continues to forbear on such amounts due, the Company believes that its cash resources will be sufficient to finance the Company's minimum working capital requirements through April 30, 1999. The Company is continuing to pursue additional equity investments to cure its defaults on its warehouse line with RFC, to fund capital expenditures, and to make investments in its infrastructure. Failure to secure additional equity investments would have a material, adverse effect on the Company's financial condition and results of operations.

Investing Activities
---------------
Investing activities, consisting primarily of a reduction in the balance of mortgage servicing rights through sales, provided cash of $1.5 million for the six months ended October 31, 1998. The Company does not intend to purchase additional mortgage servicing rights and is evaluating the sale of its servicing rights portfolio. A sale, if consummated, would generate cash for servicing debt and other obligations and for general operating purposes.

The Company's capital expenditures totaled $248,000 for the six months ended October 31, 1998. The Company expects its level of capital spending for the rest of the fiscal year to increase somewhat to make information systems investments in preparation of Y2K compliance.


SUBSEQUENT EVENTS

See Note 8 to the Consolidated Financial Statements.

POTENTIAL FOR NASDAQ DELISTING

There are several requirements for continued listing on the NASDAQ SmallCap Market ("NASDAQ"), including a minimum stock price of $1.00 per share. If the Company's common share price closes below $1.00 per share for 30 consecutive days, the Company may receive notification from NASDAQ that its common stock will be delisted from the NASDAQ unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90 day period following such notification.

Delisting from the NASDAQ Market and inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation medium could adversely affect the liquidity and price of the stock and make it more difficult for investors to obtain quotations or trade the stock.

The Company has received notice from NASDAQ that it has not met required financial ratio criteria for continued listing on the NASDAQ. NASDAQ has requesting that the Company complete and submit for its review, certain periodic financial reporting. NASDAQ could initiate delisting procedures if the Company fails to comply. Finet intends to comply with all special financial reporting requests and ratio criteria as agreed with NASDAQ.

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

  Risks of the company's Y2K issues:

The Company believes that given the hardware and software replacement/modifications that it foresees, the risk of material financial loss or operational disruption that might lead to financial loss is low to medium. However, due to the nature of the mortgage banking industry there is a significant number of outside third party interfaces that the Company relies on for conducting business effectively. Their level of compliance significantly influences the Company's level of risk of disruption to operations which ultimately impacts the Company's results of operations and financial condition.

 The Company's contingency plans:

Finet is considering various contingency actions including alternative vendors. The Y2K project planning calls for a fall back to manual procedures if absolutely necessary, but the Company considers Y2K to be a critical project and is addressing it as such.

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

Mical's management believes that its compensation programs to mortgage brokers comply with applicable laws and with long standing industry practices, and that it has meritorious defenses to the Action. Management has been advised by counsel that the facts of the underlying transaction are not supportive of a court order granting class certification. The Company intends to defend vigorously against the Action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

Item 2. CHANGES IN SECURITIES

During the six months ended October 31, 1998, the Company issued a total of 1,480,000 shares of common stock, as follows: 432,000 shares for the acquisition of Mical and 33,000 shares as a finders fee, 73,000 shares under a keep well agreement, and 25,000 shares toward the acquisition of Interloan. In addition, 263,000 common shares were issued in connection with warrant exercises and 654,000 shares were issued in connection with option exercises, employment-related issuances and other.

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
     Ratification of the 1998 Non-Employee Director Stock Option Plan 99.5%

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-10.1   Warehouse security and credit agreement
     EX-10.2   First amendment to warehousing credit and security agreement
     EX-10.3   Second amendment to warehousing credit and security
     agreement
     EX-10.4   Third amendment to warehousing credit and security agreement
     EX-10.5   Fourth amendment to warehousing credit and security
     agreement
     EX-10.6   Fifth amendment to warehousing credit and security agreement
     EX-10.7   Sixth amendment to warehousing credit and security agreement
     EX-10.8   Seventh amendment to warehousing credit and security
     agreement
     EX-10.9   Eighth amendment to warehousing credit and security
     agreement
     EX-10.10 Ninth amendment to warehousing credit and security agreement EX-10.11 Tenth amendment to warehousing credit and security agreement EX-10.12 Servicing acquisition promissory note
     EX-10.13  Fannie Mae Approval
     EX-10.14  Seller and servicer Approval
     EX-10.15  Acknowledgement Agreement
     EX-10.16  Gestation Agreement
     EX-10.17  Series A Convertible Preferred Stock
     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K

                            REPORTS ON FORM 8-K
Date  Item     Description
--------  ----  -----------------------------------------------------

12/7/98  2     Amendment of an 8-K previously filed, providing the required financial statements and proforma
               information related to the Company's acquisition of 100% of the issued and outstanding stock of
               Mical Mortgage, Inc.
01/05/99 5     Announcement of private placement of common shares and
results of operations for the period
               ending October 31, 1998.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.

                                        FINET HOLDINGS CORPORATION

Date: January 14, 1998                  /s/    Mark L. Korell
                                        Mark L. Korell
                                          (CEO   and   Principal  Executive
Officer)

Date: January 14, 1998                  /s/    Gary A. Palmer
                                        Gary A. Palmer
                                        (Principal Financial Officer)