Form 10QSB
period 1999-01-31
FINET HOLDINGS CORP
filed 1999-03-17
CIK 852450

---------------------------------------------------------------------------
                         -------------------------


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             ----------------

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1999

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

                              (925) 988-6550
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                              Yes    X   No ___

The number of shares outstanding of each of the issuer's classes of common stock was 77,242,686 shares of common stock, par value $.01, as of March 12, 1999.



---------------------------------------------------------------------------
                           ---------------------

                                   INDEX

                      PART I - FINANCIAL INFORMATION

    Item                                              Description
Page

     1.   Unaudited Condensed Consolidated Financial Statements

       Unaudited Condensed Consolidated Balance Sheet January 31, 1999
     2

       Unaudited Condensed Consolidated Statements of Operations
          Three Months and Nine Months Ended January 31, 1999 and 1998
     3

       Unaudited Condensed Consolidated Statements of Cash Flow
          Nine Months Ended January 31, 1999 and 19984

       Notes to Unaudited Condensed Consolidated Financial Statements5

     2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                      10

                        PART II - OTHER INFORMATION

     1.Legal Proceedings                            18

     2.Changes in Securities                        18

     4.Submission of Matters to a Vote of Security Holders 19

     5.Other Information                            19

     6.Exhibits and Reports on Form 8-K             19

       Signatures                                   20

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                   (Dollars in thousands, except shares)


                                             January 31 1999
                                                           ------------
     ASSETS
     Cash and cash equivalents                         $   2,508
     Accounts receivable                                   5,080
     Mortgages held for sale, net of allowances           31,178
     Mortgage servicing rights                             1,832
     Furniture, fixtures & equipment, net of accumulated depreciation
     1,853
     Other assets                                            356
                                                                -------
     Total assets                                       $ 42,807
                                                                =======


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
     Warehouse lines of credit                          $ 32,604
     Notes payable and capitalized leases                    323
     Accounts payable, accrued expenses and other liabilities7,077
                                                                -------
              Total liabilities                           40,004

     Commitments and contingencies                             -

     Stockholders' equity:
     Preferred stock, $.01 par value (100,000 shares authorized, 200 shares issued and
        outstanding)                                           -
     Common stock, $.01 par value (150,000,000 shares authorized, 69,774,343 shares
         issued and outstanding)                             697
     Paid-in capital                                      37,861
     Preferred stock discount                               (61)
     Accumulated deficit                                (35,694)
                                                                -------
            Total stockholders' equity                     2,803
                                                                =======

     Total liabilities and stockholders' equity      $    42,807
                                                                =======

 The accompanying notes are an integral part of the consolidated financial statements.

             FINET HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Dollars and amounts in thousands - except shares and per share data)

                                Three Months Ended Jan 31      Nine Months
Ended Jan 31
                                 1999      1998      1999      1998
Revenues:                             ------    -------    -------    -----
--
Warehouse interest income       $1,378    $ 640     $5,335    $2,396
Gain on sale of mortgage loans and servicing rights 1,967     2,315
11,200                          6,818
Loan servicing fees               674        14     1,425       267
Loan brokerage fees               720       187     2,150       262
Other                              73      (44)       269       122
                                   -------    -------    ------    -------
    Total revenues              4,812     3,112     20,379    9,865

Cost of Revenues:
Warehouse interest expense      1,964       589     5,850     2,009
Loan origination costs          2,862       266     5,278       758
Provision for loan losses       3,914        46     4,464       332
Servicing portfolio valuation adjustment  1,675         -     1,675
-
                                   -------    -------    -------    -------
    Total cost of revenues      10,415      901     17,267    3,099
                                   -------    -------    -------    -------
Gross profit                    (5,603)   2,211     3,112     6,766

Operating Expenses
  Compensation and related expenses       3,292     2,198     11,282
6,313
  General and administrative expenses     2,509       968     6,227
3,162
  Marketing expenses              336       146     1,347       647
  Mical reorganization charge     642         -       642         -
  Depreciation and amortization 3,871       131     4,550       427
  Other operating expense (income)        (30)      266       423     623
                                   -------    -------    -------    -------
    Total expenses              10,620    3,709     24,471    11,172

Loss from Operations            (16,223)  (1,498)   (21,359)  (4,406)

Other Expenses:
  Other interest expense          811         -     3,054         -

Loss Before Income Taxes        (17,034)  (1,498)   (24,413)  (4,406)
  Income taxes                      -     (121)         -     (166)
                                   -------    -------    -------    -------
Net Loss                        (17,034)  (1,619)   (24,413)  (4,572)
  In-substance preferred dividend         644       -         644     -
                                   -------    -------    -------    -------
Net Loss for Common Shareholders    $     (17,678)  $(1,619)  $(25,057)
$                               (4,572)
                                   =======    =======    =======    =======
Basic and diluted net loss per common share $       (0.37)    $(0.05) $
(0.66)                          $ (0.15)
                                   =======    =======    =======    =======
Shares used in computing basic and diluted
  share data                    47,884,650 31,324,897         37,738,670
30,450,211
 The accompanying notes are an integral part of the consolidated financial statements.

                FINET HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, Dollars in thousands)

                                                 Nine months ended
January 31
                                                    1999      1998
                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(25,057) $(4,572)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                  5,193       600
    Write down of goodwill and other asset valuation adjustments     5,043
295
    Gain on sale of mortgage servicing rights      (420)      (47)
  Changes in operating assets and liabilities:
     (Increase) decrease in mortgage loans held for sale and receivables
94,932                                          (1,537)
     (Increase) decrease in originated mortgage servicing rights, net
521                                               (582)
     (Increase) decrease in other assets           1,273       129
     Increase (decrease) in accounts payable and accrued expenses
(4,120)                                           3,678
     Other                                           128     (176)
                                                       -------    -------
     Net cash provided (used) by operating activities      77,493
(2,212)
                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights               -    (3,490)
  Proceeds from sale of mortgage servicing rights  1,509        75
  Purchase of furniture, fixtures and equipment    (238)     (369)
  Acquisition of purchased technology and intangibles      (481)     (722)
 Cash acquired in acquisition                        185         0
  Other                                                -      (38)
                                                       -------    -------
    Net cash provided (used) by investing activities       975
(4,544)
                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock     16,373    6,740
  Proceeds from issuance of convertible debt       1,384         -
  Net increase (decrease) in warehouse borrowings(91,928)    1,218
  Proceeds from advances on note payable and line of credit 1,400
1,150
  Redemption of convertible debt and preferred stock       (2,000)        -
  Repayment of note payable, capitalized leases and line of credit
(3,890)                                           (664)
 Other equity                                        523        84
                                                       -------    -------
    Net cash provided (used) by financing activities       (78,138)
8,528
                                                       -------    -------
Net increase in cash                                 330     1,772
Cash at beginning of period                        2,178     1,148
                                                       -------    -------
Cash at end of period                            $ 2,508   $ 2,920
                                                       -------    -------


 The accompanying notes are an integral part of the consolidated financial statements.

                        FINET HOLDINGS CORPORATION
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The operations of the Company's principal lending subsidiaries include Monument Mortgage, Inc. ("Monument"), a California mortgage banker specializing in conforming prime loans, Coastal Federal Mortgage Company ("Coastal"), a New Jersey sub-prime mortgage banker, and Mical Mortgage, Inc. ("Mical"), a California mortgage banker specializing in FHA and VA loans. The Company operates or intends to operate throughout the 40 states in which the Company is currently licensed.

The acquisition of Coastal on April 30, 1998 was accounted for as a pooling of interests. Accordingly, the Company's results for the quarter and the nine months ended January 31, 1998 have been restated to include Coastal's results of operations for that period.

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. This report should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-KSB for the fiscal year ended April 30, 1998 of Finet Holdings Corporation.

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of the 1998 amounts were made to conform to the 1999 presentation.

PER SHARE AMOUNTS
Basic EPS is determined by dividing net loss for common shareholders by the weighted average shares outstanding during the period. Since the fully diluted loss per share for the quarters and year to date periods ended
January 31, 1999 and 1998, respectively, were anti-dilutive, basic and diluted earnings per share are the same. The effects of common stock equivalents have not been included because they would have been anti-dilutive during the periods reported.

OTHER
In connection with mortgage loan servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $8.5 million at January 31, 1999 from the Company's assets on the accompanying balance sheet.

NOTE 2. ACQUISITIONS

On May 19, 1998 the Company acquired all the issued and outstanding shares of Mical, a non-public mortgage banker with principal offices in San Diego, California, in exchange for 431,970 shares of the Company's common stock valued at $1,400,000. Upon the resolution of specified contingencies, 120,460 additional common shares may be issued. In addition, 33,146 common shares were issued as a finder's fee and 73,063 shares were issued under a keep-well agreement with an existing shareholder.

The acquisition has been accounted for as a purchase, and Mical's financial position and results of operations have been included in the Company's financial statements since that date. The excess of the purchase price over the fair market value of the acquired net assets was recorded as goodwill. Goodwill was amortized on a straight-line basis over 10 years during the nine months ended January 31, 1999 and totaled $144,000.

During the third quarter, the Company's Board of Directors approved a plan to wind down its Mical operations located in San Diego, California. The Company also reviewed the amount recorded as goodwill and determined that there was no future economic value. Accordingly, the entire unamortized balance of $2,898,000 (after purchase accounting adjustments) was expensed in the third quarter. (See Footnote 7)

On June 23, 1998 the Company acquired certain assets from an individual which include an internet site, "interloan.com" ("Interloan") in exchange for 100,000 shares of the Company's common stock. The Company also entered into an employment agreement with that individual which is effective until June 31, 2001.

NOTE 3.  MORTGAGE SERVICING RIGHTS

During the nine months ended January 31, 1999, the activity in mortgage loan servicing rights was as follows:

(In thousands)           January 31,
                             1999
                           -------
Mortgage Servicing Rights
  Beginning balance      $5,478
  Additions              1,231
  Sales                  (1,825)
  Amortization/Payoff    (1,377)
  Valuation adjustment   (1,675)
                           -------
  Ending balance         $1,832
                           =======

In the third quarter the Company recorded expense of $1,675,000 for the permanent impairment of the servicing rights portfolio. The write down reflects the rapid runoff and current condition of the portfolio and includes costs to prepare it for sale.

NOTE 4.  DEBT

The following table and comments present summary information regarding the Company's debt as of January 31, 1999: (In thousands)

Facility                 Balance                       Interest Rate
Expires or Due
REVOLVING
Warehouse lines of credit:
$35 million committed    $19,859     LIBOR+ variable spread December 31,
1998
$14 million committed    9,180       LIBOR +2.5%       December 31, 1998
$60 million              3,565       NY Prime          May 1, 1999
                             -------
                         32,604
NOTES AND CAPITAL LEASES:
Notes and capital leases   323       Various           Various though 2002
                              -------
TOTAL DEBT               $32,927
                              =======

The Company issued $1,500,000, the final tranch, of its 3% Subordinated Convertible Debentures (the "Debentures") in May 1998 bringing the total issue of Debentures to $7,000,000. In connection with this final tranch, the Company recorded a discount and corresponding additional paid-in capital of $423,000, in addition to amounts recorded in the previous fiscal year. The discount represents imputed interest for the market discount conversion factor, and totaled $1,974,358 for all tranches of the Debentures. The discount was amortized to interest expense during the period from the date of issue to the date the Debentures first became convertible. Through January 31, 1999, the Company has amortized the entire discount to interest expense. $304,110 and $1,687,077 of debt discount amortization are included in the Company's Consolidated Statement of Operations in "Other interest expense" for the three and nine month periods ended January 31, 1999 respectively. The company also recorded $563,000 of expense related to debt issuance costs.

In January 1999, the Company converted $1,100,000 of the total $7,000,000 Debentures into 2,200,000 common shares at a conversion price of fifty cents per share and converted an additional $4,400,000 of Debentures into 7,333,333 common shares at a conversion price of sixty cents per share. The remaining $1,500,000 of Debentures were redeemed at 100 percent of face value. (See Note 6)

COLLATERAL
The collateral for the capitalized leases is the equipment thereby financed.

DEBT COVENANTS
The borrowing agreements (the "Agreements") for the warehouse lines of credit contain various financial covenants including net worth computed in accordance with generally accepted accounting principles, current ratio, and tangible net worth leverage ratio requirements. Should an event of default occur, as defined in the Agreements, outstanding principal and interest on the Company's credit facilities are due on demand.

In the second quarter, one of the Company's warehouse lenders, Residential Funding Corporation ("RFC"), notified the Company that it was in default of its lending agreements, as the Company did not meet its required interest and debt service obligations as they became due. The Company was also in violation of certain financial covenants. During the third quarter, the Company paid the outstanding interest due and all principal amounts outstanding on its servicing acquisition loan of $1,800,000, its working capital revolving facility of $1,000,000 and on its term note of $354,000. In March 1999, the Company cured all monetary defaults with RFC. The financial ratio default has not been cured, but RFC has continued to provide the warehouse line without interruption. The warehouse lines of credit with RFC expired on December 31, 1988. RFC and the Company have executed monthly extension agreements to these warehouse lines, with the most recent extension expiring on March 31, 1999.

As a result of the default, RFC imposed additional fees of $280,000 resulting from excess borrowings over the committed amount. Also, during the period from October 1998 until February 1999, RFC increased the interest rates on the Company's borrowings to 4% in excess of the rates otherwise applicable, which significantly increased interest expense recorded for the three and nine months periods ended January 31, 1999. RFC also reduced the total committed lines from $79 million to $49 million. Effective March 1, 1999 RFC lowered the rates charged the Company to its normal, non-default rates of LIBOR plus 225 - 275 basis points.

The Company and RFC have discussed entering into a new committed warehouse credit agreement. There can be no assurance that the Company and RFC will enter into such agreement. The inability to cure the default could result in a major disruption to the Company's sub-prime business, and the Company's business relationships with its sub-prime brokers, investors and borrowers could be seriously damaged. There could be a material adverse impact on results of operations and financial condition if the Company is unable to maintain its credit facilities or obtain additional credit facilities.

At the date of and subsequent to the Company's acquisition of Mical, Dryson Acceptance Corporation ("Dryson") provided warehouse financing to Mical through a purchase and repurchase agreement. During March 1999, Mical repurchased all remaining loans sold to Dryson under the terms of this agreement. In the third quarter, Dryson expanded its lending relationship with the Company, providing Monument with additional warehouse financing for prime mortgage loans. Dryson will make advances (will purchase) 98% or 97% of the loan value and the Company will provide the remaining 2% to 3% to complete the funding of the loan. From the time Dryson has advanced (purchased) the 97% or 98% until the Company repays (repurchases) the amount, the Company will incur interest of LIBOR plus 225 - 275 basis points. Amounts are not considered "committed" by Dryson until the Company receives a written commitment for the purchase of a particular loan. Accordingly, the Company does not incur commitment fees or unused credit facility charges. The Company is required to remit periodic financial statements to Dryson.

Additionally, the Company received approval for $15 million of warehouse borrowing capacity to be provided by Fannie Mae. The interest rate is LIBOR plus 85 - 100 basis points. There are no borrowings outstanding at January 31, 1999 on either of the new Dryson or Fannie Mae facilities. The outstanding balance of the Dryson warehouse financing with Mical at January 31, 1999 was $2.0 million, which was reduced to zero in March 1999.

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

Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices, and that it has meritorious defenses to the Action. Management has been advised by counsel that the facts of the underlying transaction are not supportive of a court order granting class certification. The Company intends to defend vigorously against the Action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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

LOAN SALE COMMITMENTS
The Company has entered into optional and mandatory forward commitments to deliver mortgage loans of $25,000,000 as of January 31, 1999.

NOTE 6. STOCKHOLDERS' EQUITY

In May 1998, the Company issued 431,970 shares of common stock, valued at $1,400,000, as consideration for the acquisition of Mical. Upon the resolution of specified contingencies, 120,460 additional common shares may be issued. As a result of the acquisition, 33,146 common shares were issued as a finders fee and 73,063 shares were issued under a keep-well agreement with an existing shareholder.

In June 1998, the Company purchased Interloan. 100,000 shares of the Company's common stock were issued in connection with this purchase.

In September 1998, the Company issued 250 shares of its $2,500,000 Series A Convertible Preferred Stock ("Preferred") in a private placement generating $2,286,250 of proceeds, net of expenses. In addition, the Company issued Warrants to the Preferred investors to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Preferred shareholders are not entitled to vote or to receive dividends. Upon any liquidation, dissolution or winding up, the holders of the Preferred are entitled to receive a cash liquidated value (representing $10,000 per share plus 6% interest), to the extent there are funds sufficient to pay, in preference to all common shareholders. The Company recorded a preferred stock discount of $705,000 upon issuance of the preferred stock. This discount is amortized to the date the preferred stock first becomes convertible. $644,000 of this discount has been amortized and is reported as "In-substance preferred dividend" on the Company's Consolidated Statements of Operations. The unamortized portion of the discount is reported on the Company's Consolidated Balance Sheet as "Preferred stock discount".

In the third quarter, the Company reached an agreement with its Preferred shareholders to redeem the entire $2,500,000 outstanding at face value. $500,000 of the redemption price was paid in the third quarter, and the Company expects to pay the remaining $2,000,000 of the redemption price during the fourth quarter of the current fiscal year. The Company also agreed to issue 840,000, 5-year warrants, exercisable at $1.50 per share to the Preferred shareholders.

In November 1998, the Company issued 2,500,000 shares of common stock at eighty cents per share, for proceeds of $2,000,000 in a private placement. Per the agreement, an additional 1,000,000 shares were issued, bringing the total issuance to 3,500,000 shares and the price per share to fifty-seven
cents per share, as adjusted.   In connection with the issuance, the
Company agreed to reduce the exercise price of 1.0 million common stock purchase warrants owned by the investor from $5.00 to $1.00 per share.

In December 1998, the Company received $12.1 million cash proceeds, net of expenses, from additional private placements of 21.9 million shares of common stock at sixty cents per share. The Company used these proceeds to satisfy debt obligations, to redeem a portion of the Preferred and to fund operations.

The Company received additional equity contributions subsequent to January 31, 1999. (See Note 8).

NOTE 7. MICAL REORGANIZATION

During the third quarter, the Company reviewed the operations and quality and compliance procedures of Mical Mortgage, Inc., acquired in May, 1998 to determine how best to maximize shareholder value. The Company's Board of Directors approved a plan to wind down Mical's operations which includes closing the operation located in San Diego, California. The Company assessed the remaining goodwill balance and determined that the amount had no future economic value. Accordingly, goodwill of $2,898,000, net of purchase accounting adjustments, was expensed and is included in the Company's Consolidated Statement of Operations in "Depreciation and amortization".

The Company also recorded reorganization expense of $642,000 during the third quarter to recognize costs that are incremental to on-going normal operations as follows:

(In thousands)            1999
                           -------
Severance, employee costs    $     242
Excess consulting costs    100
Excess lease costs         300
                           -------
    Total reorganization expense   $    642
                           =======

Except for the items detailed above totaling $642,000, all other financial statement effects of winding down Mical are included in results from operations as incurred.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to January 31, the Company received a total of $12,929,000 from the private placement of 7,010,000 shares of common stock.


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

COMPARISON OF QUARTERS ENDED JANUARY 31, 1999 AND 1998

The Company is currently expanding the scope of its electronic commerce mortgage financing transaction services. The 1999 period includes costs related to this plan. Revenues for the three months ended January 31, 1999 include the operations of Mical and Interloan, which were both acquired in purchase accounting transactions in the first quarter of 1999. Both periods include the results of the Company's Coastal unit, as it was acquired in the prior fiscal year in a pooling transaction.

Revenues for the quarter ended January 31, 1999 increased $1.7 million or 55%, from $3.1 million to $4.8 million over the 1998 quarter. Increases in warehouse interest income and loan servicing fees were offset by a decrease in gain on sale of mortgage loans and servicing rights. The Company also experienced increases in most operating expenses as it is investing in its people and technology infrastructure to grow the business. However, a significant portion of these increases were non-recurring, as follows:


                                        January 31,
(In thousands)                       1999      1998
                                       -------    -------
Loss from operations before non-recurring items   $    (3,573)   $
(1,498)
Non-recurring items:
      Loss attributable to Mical   (8,625)        -
      Loan loss (except Mical)     (1,178)        -
      Loan servicing portfolio valuation (except Mical)          (1,587)
-
      Write off of REOS technology purchase   (571)         -
      Excess warehouse interest and loan fees          (689)          -
                                       -------    -------
Loss from operations               $(16,223)  $(1,498)
                                       =======    =======


Before non-recurring items, the Company incurred a loss from operations of $3.6 million for the quarter compared to a loss from operations of $1.5 million for the same 1998 quarter. Including non-recurring items, the Company's operating loss was $16.2 million, and the net loss was $17.7 million. Mical's operating results and associated goodwill impairment expense accounts for $8.6 million of the loss. The Company is winding down its Mical's operations, and the Company expects that losses related to
Mical will not extend beyond the end of the current fiscal year. The remaining non-recurring expenses are due to increased reserves to cover potential loan losses, asset valuation adjustments and excess interest and loan fees incurred in connection with the Company's warehouse financing default, as described in Note 4 to the Condensed Consolidated Financial Statements. The Company does not expect significant additional expenses in the fourth quarter related to any of these items.

Revenues  increased  55% from $3.1 million to $4.8  million.  All  of  this increase was due to the incremental contributions of Mical ($1.9 million) and Interloan ($0.7 million). Excluding the incremental effects of Mical and Interloan, although volumes were up, revenues declined to $2.2 million from $3.1 million in the same prior quarter primarily due to lower prices received from investors for the Company's sub-prime loans and lower pricing margins implemented by the Company in the second fiscal quarter for its prime loans. Excluding contributions from Mical and Interloan, revenues were slightly down as increases in loan servicing fees were more than offset by losses on the sale of mortgage loans and servicing rights. The Company's loan originations declined through the third quarter and into the fourth quarter as the lack of working capital and the related default on the company's warehouse financing arrangements caused the Company to default on its commitments to its mortgage broker customers. The Company has just recently begun to show month-to-month increases in its loan originations.

Loan servicing fee income increased $0.6 million over the prior year, as the Company's loan servicing portfolio balance is higher for the 1999 period as a result of assets purchased in December of 1997. However, the Company's loan servicing portfolio balance is decreasing rapidly quarter over quarter as borrowers refinance to take advantage of decreasing borrowing rates. In addition, to reflect the rapid runoff and the current condition of the portfolio, the Company recorded $1.7 million of expense to reflect a permanent impairment of the servicing portfolio and costs to prepare it for sale. The Company expects loan servicing fee income to continue to decrease for the balance of the fiscal year.

Loan brokerage fee revenue increased significantly, from $0.2 million in the third quarter of 1998 to $0.7 million for the third quarter of 1999 quarter, reflecting the Company's acquisition and growth of Interloan.

Total loan volume in the Company's production units is summarized below.

(In thousands)        Three Months Ended January 31,
                         1999        1998
                           -------    -------
FHA/VA (Mical)           $27,920   $    -
Retail                   70,011    10,455
Wholesale Prime          189,185   88,665
Wholesale Sub-Prime      17,927    23,632
                           -------    -------
     Total Loan Volume   $305,043  $122,752
                           =======    =======

The factors which affect the relative volume of production among the Company's units include the price competitiveness of each unit's product offerings, the level of mortgage lending activity in each unit's market, the success of each unit's sales and marketing efforts and the operational level of loan processing efficiency achieved. The increase over the same 1998 quarter of $182.3 million resulted primarily from increases in FHA/VA, retail and wholesale prime volume offset by a decline in wholesale sub-prime volumes. (Because the Company had begun winding down its Mical operations during the current quarter, the impact of Mical is not representative of future periods.)

  The Company intends to increase its loan production volumes in the coming quarters, except in its government (FHA/VA) offerings. With respect to sub-prime offerings, the Company expects to continue to decrease those volumes in the fourth quarter while reviewing its sub-prime operations, then increase them as improvements in operations and profitability of those products are achieved.

Warehouse interest income increased $0.7 million due to increased balances of mortgages held from the time of origination until the time they are sold in the secondary market. The Company expects that warehouse interest income will decrease in the coming quarter as loans in inventory are turning over more rapidly. Although warehouse interest income will decrease, warehouse interest expense related to the period the loans are in inventory will also decrease, netting an overall improvement in results from operations.

Warehouse  interest expense increased $1.4 million. $0.7  million  was  the result of loan fees charged for excess borrowings and default interest rates equal to 4% above normalized rates which were imposed the entire quarter. The remainder of the increase was due to an increase in average warehouse borrowings related to the Company's increased loan volume. The Company expects warehouse interest expense to decrease, as the Company returned to its "normalized" warehouse borrowing rates in the fourth quarter. The Company secured additional warehouse borrowing capacities at favorable interest rates and expects that the removal of default rates coupled with improved rates on new facilities will have a positive impact on the Company's results from operations

Compensation and related employee expenses increased $1.1 million, due mostly to the incremental expenses of Mical and Interloan incurred since the acquisition dates in the current year.

General and administrative expenses increased $1.5 million, with $0.5 million attributable to Mical and $1.0 million attributable to other operating units. This increase reflects the company's efforts to expand its Interloan originations and volume increases at Monument.

Other interest expense is attributable to the amortization of the imputed interest on the Company's 3% Convertible Subordinated Debentures, the
amortization of debt issue costs and interest on other borrowings. The debt discount has been fully amortized.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 1999 AND 1998

Revenues for the nine months ended January 31 increased 107% from $9.9 million in 1998 to $20.4 million in 1999. Of this $10.5 million increase, the incremental effects of Mical and Interloan accounted for $7.5 million and $1.4 million, respectively, with the remaining units recording an increase of $1.6 million or 16 % over the prior period primarily due to increased volumes. The Company incurred a net loss for common shareholders for the period of $25.1 million compared to $4.6 million for the comparable prior year period.

Excluding the incremental effects of Mical and Interloan, although volumes were up, revenues for the rest of the units were slightly down over the same prior year to date period. Increases in warehouse interest income, loan servicing fees and retail loan brokerage fees were partially offset by a decrease in gain on sale of mortgage loans and servicing rights. The Company also experienced increases in most operating expenses as it is investing in its people and technology infrastructure to grow the business. However, a significant portion of these increases were non-recurring, as follows.

                               For the nine months ended January 31,
(In thousands)                      1999      1998
                                     -------    -------
Loss from operations before non-recurring items  $     (7,087)   $
(4,406)
Non-recurring items:
      Loss attributable to Mical  (10,114)       -
      Loan loss (except Mical)    (1,178)        -
      Loan servicing portfolio valuation (except Mical)          (1,587)
-
      Write off of REOS technology purchase  (571)          -
      Excess warehouse interest and loan fees          (822)          -
                                     -------    -------
Loss from operations              $(21,359) $(4,406)
                                     =======    =======

Before non-recurring items, the Company incurred a loss from operations of $7.1 million for the nine months compared to a loss from operations of $4.4 million for the same 1998 period. Including non-recurring items, the Company's loss from operations was $21.4 million, and the net loss for common shareholders was $25.1 million. Mical's operating results and associated goodwill impairment expense accounts for $10.1 million of the loss. The Company is winding down Mical's operations, and the Company expects that losses related to Mical will not extend beyond the end of the current fiscal year. The remaining non-recurring expenses are due to asset valuation adjustments and due to excess interest and loan fees incurred in connection with the Company's warehouse lending default. The Company does not expect significant additional expenses in the fourth quarter related to any of these items.

The Company is currently spending cash resources to support its business development activities. The revenues being generating, though increasing, are currently insufficient to cover start-up and operating costs. All business units, except Mical, are expected to generate monthly revenues sufficient to cover their respective operating expenses by the end of the fiscal year 2000.

Loan servicing fee income increased $1.2 million over the prior year, as the Company's loan servicing portfolio balance is higher for the 1999 period as a result of assets purchased in December of 1997. However, the Company's loan servicing portfolio balance is decreasing rapidly quarter over quarter as borrowers refinance to take advantage of decreasing borrowing rates. In addition, the Company recorded $1.7 million of expense to reflect a permanent impairment of the servicing portfolio and expenses to prepare the portfolio for sale. The Company expects loan servicing fee income to continue to decrease for the balance of the fiscal year.

Loan brokerage fee revenue increased significantly, from $0.3 million for the nine months ended January 31, 1998 to $2.2 million for the current year period, reflecting the Company's acquisition and growth of Interloan.

Total loan volume in the Company's production units is summarized below.

(In thousands)   Nine Months Ended January 31,
                      1999      1998
                    ---------   ---------
FHA/VA (Mical)    $323,956   $     -
Retail             149,389    15,073
Wholesale Prime    578,372   234,270
Wholesale Sub-Prime          72,317     108,891
                    ---------   ---------
    Total Loan Volume    $   1,124,034  $    358,234
                    =========   =========

The increase in volumes was due equally to Mical and to the remaining units. However, the Company has begun winding down Mical's operations so volumes contributed by Mical will rapidly decline to zero. The Company intends to increase its loan production volumes in the coming quarters, except in its government (FHA/VA) offerings. With respect to sub-prime offerings, the Company intends to continue to decrease those volumes in the fourth quarter while reviewing its sub-prime operations, then increase them as improvements in operations and profitability of those products are achieved.

Warehouse interest income increased $2.9 million due to increased balances of mortgages held from the time of origination until the time they are sold in the secondary market. The Company expects that warehouse interest income will decrease in the coming quarter as loans in inventory are turning over more rapidly. Although warehouse interest income will decrease, warehouse interest expense related to the period the loans are in inventory will also decrease, netting an overall improvement in results from operations.

Warehouse  interest expense increased $3.8 million. $0.8  million  was  the result of loan fees charged for excess borrowings and default interest rates equal to 4% above normalized rates that were imposed from October 1998 through January 1999 for Monument and February 1999 for Coastal. The remainder of the increase was due to an increase in average warehouse borrowings related to the Company's increased loan volume. The Company expects warehouse interest expense to decrease, as the Company returned to its "normalized" warehouse borrowing rates in the fourth quarter. The Company secured additional warehouse borrowing capacities at favorable interest rates and expects that the removal of default rates coupled with improved rates on new facilities will have a positive impact on the Company's results from operations.

Compensation   and  related  employee  expenses  increased  $5.0   million,
primarily due to the incremental expenses of Mical and Interloan, but partially due to the Company's additional investment in human resources necessary to improve the operations.

General and administrative expenses increased $3.1 million, with about half attributable to Mical and half attributable to other operating units. This increase reflects the company's efforts to expand its distribution network and costs associated with additional employees.

Other interest expense is primarily the amortization of the imputed interest on the Company's 3% Convertible Subordinated Debentures and the amortization of debt issue costs. The debt discount is now fully amortized.

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

FINANCIAL CONDITION

Although Finet's revenue is growing, during its limited operating history it has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to complete acquisitions and capital investments. The Company's operating losses, net of capital contributions, have had an adverse affect on the Company's financial position, causing stockholders' equity to decrease from $3.4 million at April 30, 1998 to $2.8 million at January 31, 1999. However, subsequent to January 31, 1999, the Company received $12.9 million in additional equity contributions and expects to redeem the remaining $2.0 million of its preferred stock outstanding, the net effects of which will increase equity by $ 10.9 million.

In response to these operating trends, Finet has installed new leadership, including a new chairman and chief executive officer. Management's charter is to improve operations and to take full advantage of Finet's technology capabilities, ultimately improving results from operations and financial position. Improvement in the Company's financial condition is dependent on its ability to successfully integrate and consolidate its operations, to improve operating processes and procedures, to cure its warehouse lending defaults, and to manage interest expense. As of March 1, 1999, the Company has returned to more favorable borrowing terms. The Company's financial condition is further dependent on economic conditions such as the general health of the economy and demand for homeownership related services. Management is committed to the Company's future success; however, there can be no assurance that the Company will attain future profitability.

Total assets decreased from $101.5 million at April 30, 1998 to $42.8 million at January 31, 1999. This decrease is due to the Company's winding down of the Mical operation and liquidating Mical's mortgages held for sale and due to improved turnover of mortgages held for sale. Warehouse borrowings decreased as proceeds from loan sales were used to reduce the warehouse line of credit. The Company's $7.0 million of convertible debt was partially redeemed and partially converted to equity. As a result of these effects, liabilities decreased from $98.1 million to $40.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The nature of the mortgage lending business requires the Company to advance cash on a daily basis to fund newly originated loans to its borrowing customers. The majority of these funds are provided through conventional mortgage warehouse lines of credit from Residential Funding Corporation ("RFC") and from other warehouse lenders. The Company uses cash from its operating activities to satisfy its obligations to RFC, to fund ongoing expenses such as administration and marketing, to invest in product development and geographic expansion, and to satisfy debt and other obligations as they come due.

Although new operating revenue sources were developed during 1998 and 1999, cash generated by operations has been insufficient to meet the Company's on-going requirements. Therefore, the Company has employed servicing-secured credit facilities and private placements of debentures and common and preferred stock as additional resources to meet operating and investing cash needs.

Operating Activities

In the nine months ended January 31, 1999, the Company's operating activities generated cash of $77.5 million compared to cash used by operations of $2.2 million during the comparable 1998 period.

Subsequent to January 31, 1999, the Company ceased originating loans at Mical and is selling the remaining loans. The cash generated from those sales is being withheld by the purchaser of those loans pending the completion of certain documentation and other work necessary to properly support those prior sales. The Company expects to receive the sales proceeds in the fourth quarter, upon completion of the work required.

The Company expects its cash flow from the sale of mortgage loans to increase in the fourth quarter as it intends to increase both its originations and sales through additional marketing and sales efforts.

During  the  third  quarter, loan production was curtailed  to  reduce  the balance of loans held for sale and reduce warehouse line borrowings in response to the Company's default on its warehouse line of credit. The
Company has subsequently accelerated its sale of loans, reduced its warehouse borrowings below the committed amounts and expects to increase loan production during the fourth quarter.

Financing Activities

Cash used by financing activities was $78.1 million for the first nine months of fiscal 1999. Increased net repayments of warehouse borrowings, repayments of other debt, and the partial redemption of the Company's convertible debt preferred stock were partially offset by the issuance of convertible debt and the issuance of common stock through private placements.

The Company's net warehouse borrowings decreased significantly reflecting the Company's reorganization at its Mical subsidiary. Warehouse borrowings were reduced without additional offsetting new borrowings. Warehouse borrowings are also lower at the Company's on-going operations at January 31, 1999 as volumes were decreasing at the end of the current quarter compared to activity at the end of the prior fiscal year (April 30, 1998).

The Company received $1.4 million from the final tranch of its Debenture private placement issue initiated in the prior year. In September 1998, the Company issued 250 shares of its $2.5 million Preferred stock in a private placement generating $2.3 million of proceeds, net of expenses.

During the third quarter, the Company received $14.1 million, net of expenses from the issuance of common shares in a series of private placements. The proceeds were used to repay debt and other obligations, to redeem $1.5 million of the Company's Debentures, to redeem $0.5 million of the Company's Preferred stock and to fund operations.

If RFC continues to provide warehouse financing for the Company's sub-prime mortgage loans, and the Company continues to maintain at least the current level of working capital borrowing resources, the Company believes that its cash resources will be sufficient to finance the Company's minimum working capital requirements for the coming twelve months. The Company has identified the release of loan sales proceeds withheld by RFC as a significant source of funds in the fourth quarter. The Company has secured additional working capital warehouse resources through Dryson Acceptance Corporation and Fannie Mae. The Company intends to seek additional sources of warehouse financing, to fund capital expenditures, and to make investments in its infrastructure. Failure to maintain existing levels of warehouse financing would have a material, adverse effect on the Company's financial condition and results of operations.

See also Note 4 to the Consolidated Financial Statements.

During  the  fourth quarter, the Company will file a Form SB-2 to  register
51.8 million common shares previously issued and 16.9 million shares issuable under warrants. The Company has 17.1 million outstanding warrants to issue common shares at prices ranging from $0.50 to $5.71. The Company has received notice that warrants for approximately 1.2 million shares will be exercised upon registration of the underlying common shares and anticipates that additional warrants will be exercised. The issuance of common shares through warrant exercises will add to the liquidity and capital resources of the Company.

Investing Activities

Investing activities providing cash of $1.0 million, consisting primarily of a reduction in the balance of mortgage servicing rights through sales of $1.5 million for the nine months ended January 31, 1999. The Company does not intend to purchase additional mortgage servicing rights and anticipates selling its servicing rights portfolio. A sale, if consummated, would generate cash for general operating purposes.

The Company's capital expenditures totaled $0.2 million for the nine months ended January 31, 1999. The Company expects its level of capital spending for the rest of the fiscal year to increase to several million dollars to make information systems investments to improve infrastructure.

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

In December 1998, the Company received notice from Nasdaq that it had not met required financial ratio criteria for continued listing on the Nasdaq. Nasdaq requested that the Company maintain a minimum net worth of $2 million and complete and submit for its review certain periodic financial reporting. Nasdaq could initiate delisting procedures if the Company fails to comply. Finet has subsequently complied and intends to comply with all special financial reporting requests and ratio criteria required by Nasdaq.

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

Company's state of readiness:

The Company, together with outside consultants it has engaged, has formulated its overall plan to address the Y2K issue. The Company plans to be substantially Y2K compliant by September 30, 1999. The Company has taken or is taking the following steps to assure readiness by its business partners, vendors and clients:

(a)Established a senior management steering committee;
(b) Taking inventory of internally used hardware and software as well as software developed for customers and peripheral devices and equipment;
(c) Identifying outside parties with whom the Company interfaces electronically or operationally, such as business partners, loan providers, customers, vendors and any others, to confirm that their state of readiness will not pose any financial or operational risk to the Company, and to understand Finet's responsibility to its business partners;
(d)Developing an external assessment process in order to adequately assess the readiness of outside parties;
(e) Determined the additional human resources necessary to implement its overall plan;
(f) Estimated the cost of compliance and determined it to be reasonable but not material to the financial condition of the Company or its results of operations; and
(g) Is ensuring that new applications are Y2K compliant.

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

On May 19, 1998, the Company acquired 100% of the issued and outstanding stock of Mical from its shareholders. Prior to said acquisition, on January 14, 1998, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia (the "Action"). The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical's compensation program for its mortgage brokers was in violation of the Real Estate Settlement Procedures Act which induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims.

Mical's management believes that the broker compensation programs complied with applicable laws and with long standing industry practices, and that it has meritorious defenses to the Action. Management has been advised by litigation counsel that the facts of the underlying transaction are not supportive of a court order granting class certification. The
Company intends to defend vigorously against the Action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

Item 2. CHANGES IN SECURITIES

See Notes 6 and 8 to the Consolidated Financial Statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 1998 the Company filed a definitive proxy statement soliciting the written consent of the shareholders of Finet Holdings Corporation (the "Company") to approve the issuance, offering and sale by the Company of up to 30,000,000 shares of its Common Stock in a private placement (the "Offering") at a price of $0.60 per share. The Company solicited the shareholders' consent, as the offering, if fully subscribed, would result in the issuance in excess of 20% of the Company's outstanding Common Stock. The offering was previously presented to and approved by shareholders of the Company at the 1998 Annual Meeting. However, to ensure that the Company had obtained the informed consent of its shareholders to the offering, the consent clarified the price at which the shares of common stock were expected to be sold. The Company received the requisite consent necessary to complete the offering.

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
     Ratification of the 1998 Non-Employee Director Stock Option Plan 99.5%


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EX-27          Financial Data Schedule

REPORTS ON FORM 8-K


                         REPORTS ON FORM 8-K

Date  Item                    Description
11/30/98 5     Filing of pro forma financial information per the request of
Nasdaq

12/07/98       2              Amendment of previously filed 8-K providing
               proforma information related to the Company's acquisition of 100% of the issued and outstanding stock of Mical Mortgage, Inc.

01/05/99 5     Announcement of private placement of common shares and
results of operations for the
               period ending October 31, 1998

01/15/99 5     Announcement of agreements to restructure the terms  of  the original 3% Subordinated
                Convertible Debentures and Series A Convertible Stock agreements

02/19/99 5     Change in Registrant's Certifying Accountants

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the
Registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.

                                        FINET HOLDINGS CORPORATION

Date: March 17, 1999                    /s/    Mark L. Korell
                                        Mark L. Korell
                                          (CEO   and   Principal  Executive
Officer)

Date: March 17, 1999                    /s/    Gary A. Palmer
                                        Gary A. Palmer
                                        (Principal Financial Officer)