Form 10-K
period 1999-04-30
FINET COM INC
filed 1999-07-29
CIK 852450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                        COMMISSION FILE NUMBER: 0-18108

                                FINET.COM, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     94-3115180
      (State or other                                (IRS Employer
      jurisdiction of                               Identification
     incorporation or                                    No.)
       organization)

                   3021 CITRUS CIRCLE, WALNUT CREEK, CA 94598
                    (Address of principal executive offices)
                                 (925) 988-6550
                        (Registrant's telephone number)

    Securities registered under Section 12(b) of the Exchange Act: NONE

    Securities registered under Section 12(g) of the Exchange Act:

                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------  ---------------------------------------------------
            $.01 PAR VALUE COMMON STOCK                                    Nasdaq

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No. / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares outstanding of the issuer's common stock, as of June 30, 1999 was 90,312,005.

    At that date, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the closing price for the common stock on Nasdaq was approximately $502,134,748.

    Documents incorporated by reference: Items 10 (as to directors), 11, 12, and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 1999 annual meeting of stockholders which is expected to be held on September 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                              PART I
Item 1     Description of Business......................................................          3

Item 2     Description of Property......................................................         25

Item 3     Legal Proceedings............................................................         25

Item 4     Submission of Matters to a Vote of Security Holders..........................         26

                                              PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters........         27

Item 6     Selected Financial Data......................................................         29

Item 7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................         30

Item 7A    Quantitative and Qualitative Disclosure about Market Risk....................         49

Item 8     Financial Statements and Supplementary Data..................................         50

Item 9     Changes in or Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................         82

                                             PART III

Item 10    Directors and Executive Officers of the Registrant...........................         83

Item 11    Executive Compensation.......................................................         83

Item 12    Security Ownership of Certain Beneficial Owners and Management...............         83

Item 13    Certain Relationships and Related Transactions...............................         83

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         83

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FINET.COM, INC.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" and elsewhere in, or incorporated by reference into, this report.

CORPORATE HISTORY AND NEW MANAGEMENT

    CORPORATE HISTORY

    We were incorporated in 1989 to pursue a line of business unrelated to our current business. We acquired Finex Corporation, a private technology-oriented mortgage broker and discontinued our unrelated lines of business in 1990. In December 1996, we acquired Monument Mortgage, a technology-oriented private mortgage banking company, and since then, have made several additional acquisitions to expand our technology and broaden our services. In April 1998, we acquired Coastal Federal Mortgage Company, a sub-prime mortgage banker with lending offices in New Jersey, Pennsylvania and Florida, and, in May 1998, we acquired Mical Mortgage, a mortgage banker with offices in San Diego and Las Vegas that specialized in the origination of FHA and VA loans. As a result of operational and loan underwriting problems discovered after these acquisitions, we discontinued our Coastal and Mical business units in April 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Performance"--We may incur additional losses from the discontinued businesses of Coastal Federal Mortgage and Mical Mortgage.

    We currently operate our mortgage businesses through our wholly-owned subsidiary, Monument Mortgage.

    NEW MANAGEMENT

    We believe that a strong, talented and experienced management team is critical to our success. Accordingly, since October 1998, we have reshaped our management by hiring a new president and Chief Executive Officer, Mark Korell, and a new executive team. Our new executive team includes individuals with experience in mortgage banking, Internet technology, financial management, sales and marketing and secondary mortgage market transactions. In addition to Mark Korell, our executive management team now includes: Michael Conway as our Executive Vice President--Capital Markets, Gary Palmer as our Executive Vice President--Chief Financial Officer, Kevin Gillespie as our Executive Vice President--Sales and Marketing, Thomas Porter as our Executive Vice President-- Administration, and Chris Skeadas as our Executive Vice President--Chief Technology Officer. Our new management has discontinued the operations of several unprofitable acquisitions made by prior management and has focused on expanding the on-line mortgage origination business.

BUSINESS

FINET.COM

    FiNet.com is a full service, on-line mortgage banker that offers an easy-to-use, one-stop mortgage source for consumers and mortgage brokers. We operate one of the first sites on the Internet that enables the consumer to apply for and receive credit approval on-line, and to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by us and other lenders. We make the mortgage process easier and more understandable, while maintaining quality service by controlling the consumer's entire mortgage lending experience. We also provide on-line and e-commerce technologies and loan process management tools to mortgage broker businesses to enable them to compete more effectively with on-line and other national lenders and brokers and help their customers make better informed borrowing decisions.

    We generate revenues by providing services to two primary customer groups: consumers and mortgage broker businesses. We market or intend to market our mortgage services to consumers primarily through:

    - branded arrangements, where our services are offered through rapidly growing websites such as XOOM.com and Ask.com, using our Interloan.com brand;

    - co-branded arrangements, where our services are offered through specialty real estate websites such as Homeseekers.com and Homehunter.com, using both our brand and our partner's brand; and

    - private label arrangements, where we plan to design and operate electronic mortgage centers for third party websites using our partner's brand.

    We provide our consumers with a fast and easy to use on-line method to get their loans approved through our award-winning iQualify.com technology. Consumers can then use our Interloan.com website technology to search, analyze and select from a wide variety of mortgage loan products and rates offered by leading lenders, including our Monument Mortgage subsidiary. We allow each consumer to choose between automated service and personalized assistance at any time in the loan process. Consumers are assisted by our mortgage professionals throughout the loan application process. We recently began offering our consumers additional choices by allowing them to submit their processed mortgage loan applications for auction to interested lenders. We refer to these services to consumers as our business-to-consumer channel.

    We offer mortgage broker businesses the opportunity to use the on-line technology and automated underwriting systems of our full service mortgage banking operation to expand and improve service to their local customers and compete with on-line mortgage originators, while maintaining the flexibility to control their own businesses. As a full service mortgage banker, we fund loans originated by mortgage brokers, which we then sell to institutional investors in the secondary mortgage market. We also plan to design private label websites for mortgage broker businesses that will emphasize user-friendly access to on-line, automated underwriting systems and other e-commerce services. We refer to these services to mortgage brokers as our business-to-business channel.

    During fiscal 1999, we originated and/or funded over $1.3 billion in mortgage loans directly or through our mortgage broker customers, including approximately $484 million which we originated using on-line technology as part of the loan process. During our most recent fiscal quarter ended April 30, 1999, on-line loan technology was used in 52% of our business-to-consumer loan originations and 59% of our business-to-business loan originations. In our business-to-consumer channel, we earn our revenues from origination points and fees charged to consumers. In our business-to-business channel, we primarily earn revenues from the sale of loans and related servicing rights in the secondary mortgage market.

    We offer a full range of loan products, including fixed and adjustable rate first mortgage loans with a variety of maturities, conforming loans (loans that meet the purchase standards of Fannie Mae or Freddie Mac), jumbo loans (loans that meet those standards except they exceed the maximum loan amount), and loans to borrowers who do not meet one or more of the other credit or documentation standards of the government-sponsored mortgage programs.

    Since October 1998, we have reshaped our management by hiring a new president and Chief Executive Officer , Mark Korell, formerly the chief executive officerfor Norwest Mortgage, Inc., and a new executive team. Our new executive team includes individuals with experience in mortgage banking, Internet technology, financial management, sales and marketing and secondary mortgage market transactions. Under our new management, we have discontinued the operations of several unprofitable acquisitions made by prior management and have focused on expanding our on-line mortgage origination business.

THE UNITED STATES MORTGAGE MARKET

    The United States residential mortgage market is a substantial and growing part of the U.S. economy. According to the Mortgage Bankers Association, outstanding consumer mortgage debt exceeded $4.3 trillion at the end of 1998. Loan origination volume in the U.S. reached a record high of $1.5 trillion in 1998, compared to $834 billion in 1997. The residential mortgage market is fragmented, with the largest mortgage lender, Norwest Mortgage, accounting for only 7.7% of funded loans in 1998.

    Consumers generally seek mortgage loans to finance a home purchase or to refinance existing mortgage debt. In some cases, a borrower may refinance for more than the existing mortgage amount and use the cash generated for other purposes. Mortgage loans are originated through two primary lending channels, frequently referred to as retail and wholesale. These terms correspond to our business-to-consumer and business-to-business channels. Traditional retail originators generate loans through direct contact with the consumer. Retail originators work through local branch offices or telemarketing centers. Wholesale originators pay loan origination fees to mortgage brokers or purchase closed loans from other lenders, who, in either case, work directly with consumers from local offices.

    Typically, the traditional mortgage loan process involves the following steps:

    - meeting with lender or broker to complete the lengthy paper application;

    - gathering extensive supporting documentation for the application;

    - entering the application information/data into the broker's or lender's processing system;

    - ordering appraisals, title and credit reports and verifying deposit and other factual matters;

    - submitting the paper loan file to an underwriter to determine loan eligibility;

    - receiving conditions to approval of loan by the underwriter;

    - collecting additional information and complying with the conditions;

    - resubmitting the revised paper file for approval;

    - preparing loan documents and closing instructions;

    - reviewing and approving the loan for funding; and

    - closing of the transaction.

    This paper intensive process generally takes at least three weeks to complete.

    CONSUMERS

    The traditional mortgage loan application and closing process described above is complex, time-consuming, paper-intensive and costly. We believe that this process causes many consumers to feel:

    - uncertain that lenders and brokers are providing unbiased advice and recommending the most suitable mortgage products;

    - skeptical that rates initially quoted will ultimately be available;

    - intimidated by the number and variety of mortgage products available;

    - pressured to commit to a particular mortgage product before they have researched and compared alternative products to their satisfaction;

    - aggravated by the amount and types of loan fees they are required to pay; and

    - frustrated by the substantial time and effort that it takes to complete a mortgage loan.

    MORTGAGE BROKER BUSINESSES

    In 1998, approximately 70% of all mortgages in the United States were originated through mortgage brokers. The mortgage broker industry is highly fragmented with approximately 36,000 mortgage broker businesses operating in the United States according to Wholesale Access. Mortgage broker businesses are typically small, local enterprises that increasingly lack the financial resources and technological capability to compete with financially stronger and better-organized mortgage lenders, including on-line mortgage originators. In particular, they generally lack access to the technology necessary to determine borrower eligibility quickly and to search and analyze available mortgage products to find the best match for their customers. Because local practices and customs in the mortgage industry vary significantly from jurisdiction to jurisdiction, and many consumers will continue to prefer face-to-face local contact, we believe that nationwide lenders will not be able to meet the needs of local mortgage consumers. Mortgage brokers will thus continue to be an integral and important part of the mortgage lending process for the foreseeable future. However, as technological advances make it easier for consumers to deal directly with lenders, we believe that mortgage brokers will need to find new ways to compete more effectively for the consumers' business.

    ON-LINE MORTGAGE ORIGINATION

    With the advent of on-line and e-commerce technologies, loan originations can be made electronically, resulting in cost and time savings to consumers and the mortgage brokers who assist those consumers. Although the on-line mortgage industry is still relatively new, it is expected to grow rapidly. According to Forrester Research, the market for on-line mortgage originations is expected to grow from an estimated $18.7 billion in 1999 to over $91.2 billion in 2003, representing an increase in on-line mortgage originations from 1.5% of the existing market in 1999 to 9.6% of the projected market in 2003.

THE FINET.COM SOLUTION

    We are a pioneer in offering on-line mortgage services to consumers and mortgage broker businesses. The FiNet.com solution focuses on both consumers and the mortgage brokers who assist many consumers in the mortgage loan process. We believe that by using on-line and e-commerce technologies to streamline and automate the process of making residential mortgage loans, we can help consumers and mortgage broker businesses save time and money, and improve access to mortgage credit. We also believe that we can help mortgage brokers expand their business and withstand the competitive threat posed by on-line lenders.

    The FiNet.com solution provides the following key advantages in our business-to-consumer channel:

    - CONVENIENCE AND SERVICE. We provide our consumers with a fast and easy-to-use on-line method to get a mortgage loan approved using our award-winning iQualify.com technology. By clicking on our Interloan.com website, consumers can easily and efficiently search, analyze and compare mortgage products and rates, and make loan decisions based on their personal financial situation and needs. In addition, our customers are able to choose either an automated process to complete their mortgage transaction or, at any point, choose to receive the personalized assistance of a mortgage professional. We aim to make our fees and costs competitive with other on-line mortgage originators, who typically charge .625% for conforming loan products.

    - UNBIASED ADVICE WITH NO SALES PRESSURE. Because our mortgage lending process is automated, the consumer will not feel pressured to commit to any particular mortgage product or lender. In addition, by having the ability to search, compare and analyze different mortgage products and rates without having to consult with a mortgage broker or lender, the consumer will not be susceptible to receiving biased advice from the mortgage broker or lender. We also give the consumer the ability to lock in an interest rate when the application is approved, assuring the consumer that the rate initially quoted will be available at closing.

    - WIDE CHOICE OF MORTGAGE LENDERS AND MORTGAGE LOANS. Through Interloan.com we provide consumers with a wide choice of mortgage products and rates offered by Monument Mortgage and by more than 50 additional lenders nationwide. In addition, we offer the consumer the ability to submit their processed mortgage applications for bid by lenders in the auction process. We continuously review the mortgage products and rates offered by other lenders in order to select new mortgage products to provide our on-line consumers.

    The FiNet.com solution provides the following key advantages in our business-to-business channel:

    - EMPOWERING BROKERS WITH TECHNOLOGY. We help mortgage brokers reduce the cost of their mortgage originations by supplying them with on-line and e-commerce technologies and loan processing management tools. We believe that on-line and e-commerce technologies can enable traditional mortgage brokers to compete more effectively in their local markets with new on-line mortgage originators and large retail loan originators. We enable our business-to-business channel customers to provide the benefits of automated, on-line mortgage services to their local customers while maintaining personal contact with and controlling the customer relationship. We are also developing private label websites for our business-to-business customers. Our private label website services will enable mortgage broker businesses to send their customers to a FiNet.com website displaying that broker's name. The website will offer a full range of mortgage products provided by our Monument Mortgage subsidiary and other lenders. By using their own name and mortgage professionals through this private label service, mortgage broker businesses will be able to match the product offerings of on-line loan mortgage originators.

    - OFFERING BROKERS CHOICE AND ASSISTANCE. As a full service mortgage banker, we provide our business-to-business channel customers the ability to place a loan with us either electronically or in the traditional paper format. We believe that our on-line underwriting services provide exceptional value to our business-to-business channel customers by greatly reducing the time it takes to determine customer loan eligibility. Our business-to-business channel customers have access to a range of on-line underwriting software, including Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector for loans that conform to the guidelines of these agencies, as well as to GMAC/RFC's AssetWise and GE Capital Mortgage's Good Decisions for loans that do not conform to agency guidelines.

PRODUCTS AND SERVICES

    We intend to implement our business strategy by offering fully-automated on-line mortgage services to consumers through Interloan.com and to mortgage broker businesses through Monument Mortgage. We believe that our on-line mortgage services offer distinct advantages over the traditional loan process which is paper intensive, slow and cumbersome.

    INTERLOAN.COM

    Through our Interloan.com website, consumers can fill out an on-line loan application and request an automated underwriting analysis of their application. The Interloan.com process requires the borrower to complete an application which consists of only 32 fields, in contrast to the extensive, multi-page traditional paper mortgage application. Our iQualify.com technology electronically obtains a credit report on the borrower, combines and reformats the credit and application information and submits the information through Monument Mortgage to an automated underwriting system for a comprehensive credit analysis. If the system returns an "approved" status, the consumer can be confident that a lender will make the consumer a mortgage loan on the terms submitted, subject to verification of the information provided by the customer. We have utilized Fannie Mae's Desktop Underwriter system extensively in our mortgage lending activities.

    We are developing interfaces from Interloan.com to other automated underwriting systems from Freddie Mac (Loan Prospector), GMAC/RFC (AssetWise) and GE Capital Mortgage (Good Decisions) to increase the number and type of loans processed by us that receive an automated approval, including jumbo loans which have loan amounts greater than the $240,000 Fannie Mae/Freddie Mac limit, and so-called Alternative A mortgage loans and sub-prime loans, which are loans to borrowers with credit histories unacceptable for one or more reasons to Fannie Mae and Freddie Mac. We believe that approximately 80% of consumers seeking loans are eligible to get their applications approved in our fully automated process. Approximately 56% of our closed loans during fiscal 1999 were approved on-line.

    After receiving automated underwriting approval, the consumer will be able to select from and compare multiple loan options offered by Interloan.com. Consumers will be able to choose from loan products offered by more than 50 lenders nationwide and many comparable products offered through Monument Mortgage, or they will be able to submit their loans for auction to interested lenders.

    Interloan.com also offers consumers the option to exit the fully automated process and continue to complete the loan process with the personal assistance of mortgage professionals. In many cases, the mortgage professionals use our on-line tools to assist those consumers whose applications fall outside the parameters of the fully-automated process. These consumers include borrowers who are self-employed or have credit problems, or who are purchasing investment property. In addition, if the automated underwriting system is unable to approve an application, the consumer is provided with a detailed and understandable list of the reasons why the mortgage application was not approved, which is intended to facilitate re-application.

    MONUMENT MORTGAGE

    Although a mortgage broker is generally more familiar with the mortgage lending process, the broker must still contend with many time consuming and paper-intensive tasks involved in the mortgage lending process. To assist the mortgage broker, we provide the mortgage broker with access to our automated, on-line mortgage approval process. A mortgage broker can access our services either through the submission of traditional paper files to our loan processors or electronically through automated underwriting software. In either case, we use our automated technology to process the mortgage broker's loan application quickly and efficiently. We are developing an on-line monitoring system that will enable the mortgage broker to monitor in real time the status of loans submitted to us.

    We are also currently developing private label websites incorporating our iQualify.com technology that will provide mortgage broker businesses with the benefits of the latest e-commerce technologies based on the specific needs of the mortgage broker. We believe that this will enable mortgage broker businesses to offer competitive on-line mortgage origination services to their local customers. By providing these on-line services to mortgage broker businesses, we believe that we will be able to increase the number of loans that these mortgage broker businesses place with us through Monument Mortgage.

TECHNOLOGY

    We are building our technology systems by combining our own proprietary technologies with the commercially licensed Internet technologies such as:

    - GHR Systems' PremierWare software components for pricing, product searches and analysis;

    - Tuttle & Co.'s LockPoint Xtra for interest rate risk management; and

    - GMAC/RFC's RFConnects for warehouse line management.

    SOFTWARE AND SYSTEMS

    Through our proprietary iQualify.com we are directly linked to the underwriting systems of the investors who will eventually purchase the closed loans from us. Therefore, any loan which is approved through iQualify.com is also approved by the investor who will ultimately purchase it from us. iQualify.com also tracks mortgage rates and e-mails consumers when their target rate has been reached.

    We are configuring our commercially licensed software to:

    - search qualifying product information from more than 50 lenders following approval;

    - provide the correct pricing for the combination of mortgage features selected;

    - perform a variety of mortgage-related computations, such as maximum affordable sale price, minimum required cash, specified cash investment and specified monthly payment computations;

    - complete a "checklist document" based on the requirements of specific transactions;

    - access an independently maintained, comprehensive closing cost database of fees for all 50 states on a county-by-county basis; and

    - provide automated tracking status of a loan, or loans in the case of our mortgage broker business customers, through the lending process.

    PRIVATE LABEL TEMPLATES

    We are currently developing a template system that will allow us to the develop and deploy a customized private-label website quickly and easily. These websites can have all the functionality of our Interloan.com website, with a unique brand and appearance for each private-label partner.

    NEW IMPLEMENTATION OF LOAN PROSPECTOR

    We are one of the lenders selected by Freddie Mac to pilot a new version of its Loan Prospector automated underwriting system with mortgage broker businesses. We intend to be a significant "sponsoring lender" in the use of the new Internet-based Loan Prospector technology by mortgage broker businesses.

    SERVER HOSTING AND BACK-UP

    Our website's hardware systems are housed at our facilities in Walnut Creek, California, where we have redundant power back-up and redundant communications lines. Our routers are configured for load balancing and fault tolerance. We have a strict maintenance schedule for our hardware and are not required to take our website off-line to perform scheduled maintenance.

    SECURITY

    Through a Linux firewall we are able to maintain the integrity of our system by blocking unauthorized traffic. The firewall is accessible only via the console which is housed in a secure cage at our facility. In addition, all sensitive transmissions between the client and server are encrypted.

MARKETING

    We intend to selectively pursue strategic alliances and business partnerships in order to leverage our current market position, increase our on-line visibility and accelerate distribution of our services. In addition to the marketing strategies described below, we anticipate making large general advertising expenditures to promote our brand name.

    BUSINESS-TO-CONSUMER CHANNEL

    In our business-to-consumer channel, we intend to market our services through branding arrangements with high-traffic general interest websites, co-branding arrangements with specialty real estate and financial websites, and private label arrangements.

    Our primary marketing strategy is to become affiliated with general interest websites where we will be the preferred mortgage provider for their repeat customer base. We have entered into marketing arrangements with the following websites:

    - XOOM.COM. We entered into a strategic marketing alliance agreement with XOOM.com in April 1999. Under the XOOM.com agreement, we have a fixed button on XOOM.com's homepage and we have a premier position within the real-estate/mortgages section of XOOM.com's Shopping Guide area.

    - ASKJEEVES. AskJeeves is a leading provider of questions and answer based searches for Internet products and services. We entered into a marketing agreement with Ask.com in April 1999. Under the terms of the agreement, we own certain words and when they are used in a question by a user, an Interloan.com banner will appear along with a hyperlink to our website. For these keyword searches, we have the exclusive rights to the "Shop" button.

    We also target websites catering to homebuyers and real estate agents. We have entered into partnering agreements, which include operating a mortgage or finance center, with the following real estate related websites:

    - HOMESEEKERS.COM. We entered into a marketing agreement with Homeseekers in April 1999. Under our agreement with Homeseekers, we are the exclusive operator of the Homeseekers Finance Center.

    - HOMEHUNTER.COM. Homehunter.com is the official real estate website for Classified Ventures, a consortium of newspaper publishers. We entered into an exclusive marketing agreement with Homehunter.com in February 1999 to create and operate an electronic finance center, which can be accessed through Homeseekers.com public site, Homeseekers.com/citynet private realtor site and Realty 2000 real estate agent productivity software.

    - COXINTERACTIVE MEDIA. CoxInteractive Media is the Internet division of Cox Communications and is comprised of local portals in 15 cities in the United States. In May 1999, we entered into an agreement with CoxInteractive Media that gives us the exclusive sponsorship of a mortgage center, exclusive rights to certain mortgage related key word search terms, and a fixed position on several real estate related web pages.

    In private label arrangements, we will create websites to prominently display our partner's name and logo with a unique appearance and operate the websites.

    BUSINESS-TO-BUSINESS CHANNEL

    We intend to increase our brand awareness with mortgage broker businesses by:

    - building a strong in-house sales force to market our services by personal contact and to assist mortgage brokers in adopting on-line technologies;

    - traditional marketing strategies, including participation in trade shows and conferences, advertising in industry publications, flyers and broker loyalty programs; and

    - introducing new Internet-oriented services.

    Key elements of our business-to-business channel marketing strategy will be to offer co-branded or private-label sites operated by mortgage broker businesses and to build a strong in-house sales force.

MORTGAGE OPERATIONS

    While we currently make loans primarily in California, we are licensed to originate mortgage loans in 29 other states and the District of Columbia. We have entered into a partnering arrangement with a nationwide mortgage lender to provide for mortgage lending services in the states which we are not currently licensed. Through this arrangement we are currently able to provide mortgage services in all 50 states. We intend to become licensed in all states where we are not currently licensed and expect that the proportion of loans we make outside of California will increase.

LOAN PRODUCT TYPES

    Interloan.com offers consumers a variety of new and traditional mortgage products through its nationwide network of lenders, which includes our Monument Mortgage subsidiary. Monument Mortgage offers consumers and mortgage broker businesses a wide array of first mortgage products, including 15 and 30-year fixed rate loans, balloon loans and adjustable rate loans. Monument Mortgage also offers second mortgages and home equity lines of credit. The following is a description of the types of mortgage loans currently offered by Monument Mortgage.

    CONFORMING MORTGAGE LOANS

    Conforming mortgage loans are mortgage loans that conform to the underwriting standards established by one of the government-sponsored mortgage entities, Fannie Mae or Freddie Mac, and are originated and generally sold by us directly to Fannie Mae or Freddie Mac.

    JUMBO MORTGAGE LOANS

    Jumbo mortgage loans do not satisfy the criteria to be conforming loans solely because they exceed the maximum loan size, currently $240,000 for single-family homes. We sell all the jumbo mortgage loans we originate to institutional investors or privately sponsored mortgage conduits such as GE Capital Mortgage and GMAC/RFC, among others.

    ALTERNATIVE A MORTGAGE LOANS

    Alternative A mortgage loans fail to satisfy one or more elements of the jumbo or Fannie Mae/ Freddie Mac loan underwriting criteria, such as those relating to documentation, employment history, income verification, loan-to-value ratios, credit history, qualifying ratios or borrower net worth. We originate mortgage loans that do not satisfy one or more of the underwriting criteria but which, in our estimation, based primarily on the borrower's credit score and loan-to-value ratios for the property, present a risk profile comparable to conforming loans. We generally sell these loans to GMAC/RFC and IndyMac.

    HOME EQUITY AND SECOND MORTGAGE LOANS

    Home equity and second mortgage loans are secured by second liens on the related property. Home equity mortgage loans take the form of a line of credit while second mortgage loans are "closed-end" loans. Both types of loans are designed primarily for high credit quality borrowers and are underwritten according to the standards of the investor to which the loans will be sold. Home equity lines generally provide for either a 5-year or 15-year draw period, during which the borrower may make cash withdrawals, and a 10-year repayment period during which the amount outstanding at the end of the draw period is amortized. Only interest payments are made during the draw period. Second mortgage loans are "closed-end," that is they are fixed in amount at the time of origination and typically amortize over the term of the loan or have a balloon payment feature. Home equity lines generally bear adjustable interest rates while second mortgage loans typically bear fixed interest rates. Both types of loans are frequently originated in conjunction with our origination of a first-lien mortgage loan on the related property. We generally sell these loans to Homecomings, a GMAC/RFC subsidiary.

    SUB-PRIME MORTGAGE LOANS

    This category consists of mortgage loans for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios than would be acceptable for sale of such loans to one of the agencies or private-sponsored mortgage conduits. Such mortgage loans may also fail to satisfy the underwriting criteria of the government-sponsored entities in other ways. We categorize these mortgage loans based on the borrower's credit profile as "A-" or "B" or loans which are generally considered "non-prime" mortgage loans in the secondary mortgage market. We do not originate mortgage loans that our automated underwriting system would categorize as "C" or "D" loans. We currently sell the "A-" or "B" loans we originate to investors such as GMAC/RFC.

LOAN ORIGINATION

    The following table summarizes our originations for the categories of mortgage loans by type in the periods indicated for our ongoing businesses.

                                                                                                 FISCAL YEAR
                                                                                       -------------------------------
                                                                                         1997       1998       1999
                                                                                       ---------  ---------  ---------
CONFORMING MORTGAGE LOANS
Number of loans......................................................................      1,903      2,530      4,660
Volume (in millions of dollars)......................................................  $   247.8  $   359.6  $   705.6
% of category volume we funded.......................................................        100%       100%        84%
% of total loan volume...............................................................         72%        70%        75%

JUMBO MORTGAGE LOANS
Number of loans......................................................................        183        164        415
Volume (in millions of dollars)......................................................  $    55.9  $    52.7  $   148.7
% of category volume we funded.......................................................        100%       100%        51%
% of total loan volume...............................................................         16%        10%        16%

ALTERNATIVE A MORTGAGE LOANS
Number of loans......................................................................        203        340        279
Volume (in millions of dollars)......................................................  $    33.2  $    69.2  $    55.0
% of category volume we funded.......................................................        100%       100%       100%
% of total loan volume...............................................................         10%        13%         6%

HOME EQUITY MORTGAGE LOANS
Number of loans......................................................................        297        412        311
Volume (in millions of dollars)......................................................  $    10.5  $    15.3  $    11.8
% of category volume we funded.......................................................        100%       100%       100%
% of total loan volume...............................................................          3%         3%         1%

SUB-PRIME MORTGAGE LOANS
Number of loans......................................................................         32        128        104
Volume (in millions of dollars)......................................................  $     4.2  $    19.3  $    17.2
% of category volume we funded.......................................................        100%       100%       100%
% of total loan volume...............................................................          1%         4%         2%

FHA/VA
Number of loans......................................................................          6          2          4
Volume (in millions of dollars)......................................................  $     0.6  $     0.3  $     0.5
% of category volume we funded.......................................................        100%       100%       100%
% of total loan volume...............................................................          *          *          *

------------------------

*   Less than one percent

    The following table summarizes originations for the categories of mortgage loans by type in the periods indicated for our discontinued businesses.

                                                                                                  FISCAL YEAR
                                                                                        -------------------------------
                                                                                          1997       1998       1999
                                                                                        ---------  ---------  ---------
CONFORMING MORTGAGE LOANS
Number of loans.......................................................................         --         --        551
Volume (in millions of dollars).......................................................         --         --  $    63.5
% of category volume we funded........................................................         --         --        100%
% of total loan volume................................................................         --         --         16%

SUB-PRIME MORTGAGE LOANS
Number of loans.......................................................................        500      1,335        801
Volume (in millions of dollars).......................................................  $    35.4  $    93.4  $    64.7
% of category volume we funded........................................................        100%       100%       100%
% of total loan volume................................................................        100%       100%        17%

FHA/VA
Number of loans.......................................................................         --         --      2,702
Volume (in millions of dollars).......................................................         --         --  $   260.1
% of category volume we funded........................................................         --         --        100%
% of total loan volume................................................................         --         --         67%

    The following table summarizes our originations of mortgage loans by purpose in the periods indicated for our ongoing businesses.

                                                                                                 FISCAL YEAR
                                                                                       -------------------------------
                                                                                         1997       1998       1999
                                                                                       ---------  ---------  ---------
PURCHASE
Number of loans......................................................................      1,171      1,080      1,405
Volume (in millions of dollars)......................................................  $   180.4  $   167.7  $   233.2
% of category volume we funded.......................................................        100%       100%        90%
% of total loan volume...............................................................         51%        32%        25%

REFINANCING
Number of loans......................................................................      1,126      2,010      4,018
Volume (in millions of dollars)......................................................  $   160.6  $   330.4  $   691.6
% of category volume we funded.......................................................        100%       100%        76%
% of total loan volume...............................................................         46%        64%        74%

HOME EQUITY MORTGAGE LOANS
Number of loans......................................................................        327        486        380
Volume (in millions of dollars)......................................................  $    11.2  $    18.3  $    14.0
% of category volume we funded.......................................................        100%       100%        99%
% of total loan volume...............................................................          3%         4%         1%

    The following table summarizes our originations of mortgage loans by purpose in the periods indicated for our discontinued businesses.

                                                                                                   FISCAL YEAR
                                                                                         -------------------------------
                                                                                           1997       1998       1999
                                                                                         ---------  ---------  ---------
PURCHASE
Number of loans........................................................................        182        463      1,725
Volume (in millions of dollars)........................................................  $    10.1  $    27.1  $   165.0
% of category volume we funded.........................................................        100%       100%       100%
% of total loan volume.................................................................         29%        29%        42%

REFINANCING
Number of Loans........................................................................        318        872      2,329
Volume (in millions of dollars)........................................................  $    25.3  $    66.3  $   223.3
% of category volume we funded.........................................................        100%       100%       100%
% of total loan volume.................................................................         71%        71%        58%

------------------------

*   Less than one percent

    The following table summarizes our originations of mortgage loans by channel in the periods indicated for our ongoing businesses.

                                                                                                 FISCAL YEAR
                                                                                       -------------------------------
                                                                                         1997       1998       1999
                                                                                       ---------  ---------  ---------
CONSUMER CHANNEL
ON-LINE
Volume (in millions of dollars)......................................................         --         --  $   151.3
% of total loan volume...............................................................         --         --         16%

TRADITIONAL
Volume (in millions of dollars)......................................................  $    13.5  $    24.7  $   114.0
% of total loan volume...............................................................          4%         5%        12%

BUSINESS CHANNEL
ON-LINE
Volume (in millions of dollars)......................................................  $     1.3  $   139.4  $   332.4
% of total loan volume...............................................................          *         27%        36%

TRADITIONAL
Volume (in millions of dollars)......................................................  $   337.4  $   352.3  $   341.1
% of total loan volume...............................................................         96%        68%        36%

------------------------

*   Less than one percent

    The following table summarizes our originations of mortgage loans by channel in the periods indicated for our discontinued businesses. Our discontinued businesses made no on-line originations in the periods indicated.

                                                                                                   FISCAL YEAR
                                                                                         -------------------------------
                                                                                           1997       1998       1999
                                                                                         ---------  ---------  ---------
CONSUMER CHANNEL
TRADITIONAL
Volume (in millions of dollars)........................................................         --  $     9.1  $    49.8
% of total loan volume.................................................................         --         10%        13%

BUSINESS CHANNEL
TRADITIONAL
Volume (in millions of dollars)........................................................  $    35.4  $    84.3  $   338.5
% of total loan volume.................................................................        100%        90%        87%

GEOGRAPHIC CONCENTRATION

    The following table summarizes our loan originations by state in the periods indicated for our ongoing businesses.

                                                                                               FISCAL YEAR
                                                                                    ---------------------------------
                                                                                      1997        1998        1999
                                                                                    ---------  -----------  ---------
CALIFORNIA
Number of loans...................................................................      1,846       2,826       4,856
Volume (in millions of dollars)...................................................  $   264.2   $   428.1   $   820.7
% of total loan volume............................................................         75%         83%         87%

WASHINGTON
Number of loans...................................................................        147          46         211
Volume (in millions of dollars)...................................................  $    18.3   $     5.9   $    26.1
% of total loan volume............................................................          5%          1%          3%

COLORADO
Number of loans...................................................................        136         231         319
Volume (in millions of dollars)...................................................  $    17.5   $    28.0   $    42.5
% of total loan volume............................................................          5%          5%          5%

OREGON
Number of loans...................................................................        146         213         139
Volume (in millions of dollars)...................................................  $    14.2   $    23.3   $    18.1
% of total loan volume............................................................          4%          5%          2%

NEVADA
Number of loans...................................................................        119          83          22
Volume (in millions of dollars)...................................................  $    14.0   $    10.1   $     4.1
% of total loan volume............................................................          4%          2%          *

ALL OTHER STATES
Number of loans...................................................................        230         177         256
Volume (in millions of dollars)...................................................  $    24.0   $    21.0   $    27.3
% of total loan volume............................................................          7%          4%          3%

------------------------

* Less than one percent

    The following table summarizes our originations of mortgage loans by state in the periods indicated for our discontinued businesses.

                                                                                                 FISCAL YEAR
                                                                                     -----------------------------------
                                                                                       1997         1998         1999
                                                                                     ---------  -------------  ---------
CALIFORNIA
Number of loans....................................................................         --           --        1,261
Volume (in millions of dollars)....................................................         --           --    $   142.2
% of total loan volume.............................................................         --           --           36%

GEORGIA
Number of loans....................................................................         --           --          474
Volume (in millions of dollars)....................................................         --           --    $    45.6
% of total loan volume.............................................................         --           --           12%

FLORIDA
Number of loans....................................................................         80          210          388
Volume (in millions of dollars)....................................................  $     4.7    $    14.5    $    33.8
% of total loan volume.............................................................         13%          16%           9%

NEVADA
Number of loans....................................................................         --           --          299
Volume (in millions of dollars)....................................................         --           --    $    39.0
% of total loan volume.............................................................         --           --           10%

PENNSYLVANIA
Number of loans....................................................................        114          360          228
Volume (in millions of dollars)....................................................  $     6.3    $    20.5    $    14.5
% of total loan volume.............................................................         18%          22%           4%

NEW JERSEY
Number of loans....................................................................        123          275          145
Volume (in millions of dollars)....................................................  $    10.0    $    23.3    $    13.0
% of total loan volume.............................................................         28%          25%           3%

ALL OTHER STATES
Number of loans....................................................................        183          490        1,259
Volume (in millions of dollars)....................................................  $    14.4    $    35.1    $   100.2
% of total loan volume.............................................................         41%          37%          26%

UNDERWRITING

    If a consumer using Interloan.com chooses to have a loan funded and closed by a lender other than Monument Mortgage, that lender is responsible for underwriting the loan and may choose to re-underwrite the loan. If a consumer chooses to have a loan funded and closed by Monument Mortgage, we continue using the streamlined underwriting process by accepting the consumer's automated underwriting results. Because we do not hold mortgage loans for investment, we underwrite each mortgage loan to criteria provided by the investor we expect to purchase the loan. By using automated underwriting systems accepted by our investors, we reduce the risk of an investor rejecting the loan for underwriting reasons.

    Mortgage investors' underwriting criteria generally include such items as the borrower's mortgage, installment loan payments and credit history, employment history, capacity to pay, outstanding judgments, charge-offs and repossessions involving the borrower, and involvement in bankruptcies by the borrower and foreclosures. Since loans are secured by a mortgage lien, an appraisal of the property securing the loan is also required.

    To maintain the integrity of the underwriting process, we do not permit our loan production personnel, including loan originators and Internet service representatives, to underwrite the mortgage loans which they originate. All underwriting reviews and decisions for loans underwritten by us are conducted by separate underwriters who have no other involvement with the loans.

COMPLIANCE/QUALITY CONTROL

    COMPLIANCE

    Our legal/compliance team is responsible for compliance and licensing. This centralized compliance function allows us to control and supervise regulatory compliance and offer consistency to our customers. Additionally, the compliance group develops loan documents for new products and maintains lending and broker licenses.

    QUALITY ASSURANCE

    Prior to funding a loan, we perform a pre-closing audit to ensure the loan meets investor requirements. The pre-closing audit includes the following items:

    - a new credit report is obtained;

    - a cross reference check is performed to determine if the borrower or property has been previously submitted for a loan;

    - a verbal verification of current employment is completed; and

    - for most self-employed borrowers, the IRS is contacted to confirm annual income.

    QUALITY CONTROL

    Our quality control personnel continuously sample closed loans to verify their compliance with legal documentation requirements and for accuracy and potential fraud. These quality control reviews enable us to monitor, evaluate and improve the overall quality of loan production and to identify and communicate to the legal/compliance team and management existing and potential underwriting problems.

    We currently utilize the services of an independent quality control provider. Each month our quality control provider reviews a random 10% sample of loans funded by us. The review includes:

    - a credit underwriting review;

    - a complete loan package re-verification;

    - a loan program compliance review; and

    - a federal regulatory compliance review.

    Every loan selected for review undergoes a complete re-verification of employment, deposit, mortgage and rental history. A new residential mortgage credit report is ordered on 10% of the selected loans, while a new review appraisal is ordered on another 10% of the selected loans. This review also includes procedures intended to detect evidence of fraudulent documentation and/or imprudent activity during the processing, funding, servicing or selling of the mortgage loan. Verification of occupancy and applicable information is made by regular mail. Over each 12-month period, our quality control provider is required to include loans of all product types, all states of operation and all loans with high-risk characteristics. Its quality control reports include individual loan overviews, loan group overviews and key trends or patterns summarized on a monthly and year-to-date basis. We evaluate our provider's quality control reports on a regular basis and address any deficiencies specified in the reports. To date, these quality control reviews have not uncovered any material deficiencies.

    REPURCHASES

    Our agreements to sell loans to institutional lenders generally require us to repurchase any loan if the representations made in the agreement are materially inaccurate. Such representations are customary in sales agreements and generally relate to the qualification of the borrower. See "Risk Factors--If we have to repurchase loans originated for or sold to lenders, our operating results could be materially adversely affected."

FINANCING AND SALE OF LOANS AND SERVICING RIGHTS

    WAREHOUSE FINANCING

    We use our secured revolving credit facility to fund loan originations and finance originated loans until they are sold. In February 1999, Fannie Mae reinstated our ability to use their ASAP Plus repurchase program for funding loans held for sale. In fiscal 1999, 66% of our loans funded by Monument Mortgage were sold to Fannie Mae. In June 1999, we received a commitment for a new facility from Residential Funding Corporation, which we expect to close in July 1999. Under the proposed terms of this facility, we will have available a $75 million revolving line of credit secured by the mortgage loans we close. We will be required to comply with various operating and financial covenants including covenants relating to:

    - net worth;

    - maximum debt limits;

    - debt to equity ratio;

    - restrictions on changes in our executive management; and

    - continued quotation on Nasdaq.

    In accordance with industry practice, this facility will be renewable by the lender annually. At April 30, 1999, the outstanding balance under our facilities was $33 million.

    INTEREST RATE RISK MANAGEMENT

    Prior to the sale of originated mortgage loans, we bear the market risk on the value of the loans. If market interest rates rise between the time we commit to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan. To protect against such losses, we attempt to manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to close. Forward sales means sales of loans with settlement dates more than five days in the future. Before entering into forward sales, forward commitments or hedging, we perform an analysis of our loans with committed interest rates, taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventories of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions. We attempt to make forward commitments for or hedge substantially all of our estimated interest rate risk on our loans. We do not believe that hedging our interest rate risk with respect to our non-prime loans is cost effective because these loans generally have higher interest spreads and generally lack sensitivity to interest rate changes due to their credit characteristics and the short period of time we hold them. We believe that we have implemented a cost-effective hedging program to provide a level of protection against changes in the market value of our fixed-rate mortgage loans held for sale. We utilize the services of a nationally known risk management consultant, Tuttle & Co., to assist us. An effective hedging strategy is complex, and no hedging strategy can completely insulate us against interest rate changes.

    LOAN SALES

    We customarily sell all loans we fund to one of the government-sponsored mortgage entities, to an institutional investor, or to one of the national privately sponsored mortgage conduits. A primary component of our business strategy is to seek the most efficient method of selling our mortgage loans. We evaluate the sale of each mortgage loan type and compare prices available for each alternative method of sale, given current market conditions at the time and the risk characteristics of the mortgage loan type to determine which method of sale to utilize.

    We currently sell our conforming loans through concurrent transactions or assignments of trade or whole-loan sales. Concurrent transactions involve a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac with a concurrent sale of the servicing rights to an independent servicer. Assignment of trade sales are sales of conforming loans to a third party along with an assignment of the associated mortgage backed security commitment/trade. The third party then exchanges the loans with Fannie Mae or Freddie Mac for mortgage backed securities issued by them which are then delivered against the assigned trade. In a whole-loan sale, individual loans are underwritten to the standards of and sold to a specific buyer on a forward commitment or over-the-counter basis. Jumbo and Alternative A mortgage loans are currently sold in whole-loan sales on a forward commitment basis. We sell our non-prime loans and home equity lines and closed-end second mortgage loans through whole-loan sales.

    The sale of mortgage loans may generate a cash and accounting gain or loss. Gains or losses result primarily from two factors. First, we may originate a loan at a price that may be higher or lower than we would receive if we immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that cause changes in the market value of the loans from the time the price commitment is given to the customer until the time that the loan is sold to the investor. We apply interest rate risk management techniques to reduce the net effect of interest rate changes on the gain or loss on loan sales.

    We sell some of our loans on a forward commitment or other deferred delivery and payment basis and have credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements, although we attempt to limit our credit exposure on forward sales arrangements by entering into forward sales contracts exclusively with institutions that we believe are sound credit risks, and by limiting our exposure to any single counterparty.

    SALES OF SERVICING RIGHTS

    When a loan is originated, a corresponding right to service the loan is created. Although we currently have a small loan servicing portfolio, our current strategy is to realize the value of this right by selling our loans without retaining the right to service the loan or by selling the servicing rights separately from the loan. As a result, we minimize risk associated with defaults and early prepayments of those loans. However, we service the loans we close between the date of funding the loan and the date we sell the loan and the related servicing in the secondary market. We have no plans for retaining servicing rights on loans we underwrite, fund and close.

    RECOURSE

    By selling all the loans we close, we reduce our exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business. However, in connection with whole-loan sales and exchanges, we make representations and warranties to the buyers of the loans relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and indemnify the investors for damages caused by the breach. If a repurchase request is made, we would either attempt to remedy the deficiency and have the investors rescind the rejection of the mortgage loan or refinance or sell the mortgage loan, sometimes at a loss. In addition, in connection with some non-prime loan sales, we may be required to return a portion of the premium received upon the sale of the loan if the loan is prepaid by the borrower within the first year after sale. We have been able to minimize the risks of loan rejection and repurchase of loans made by Monument Mortgage by using automated underwriting systems and by implementing a stringent quality assurance program that monitors the most important stages of the mortgage loan closing process. We may be obligated, however, to repurchase loans made by some of the companies we acquired. See "Risk Factors--If we have to repurchase loans originated for or sold to lenders, our operating results could be materially adversely affected."

SERVICING

    We currently hold the rights to process the monthly payments on certain mortgage loans and we collect a servicing fee from the monthly mortgage payments for doing this work. We plan to discontinue this line of business by the third quarter of fiscal 2000. As of April 30, 1999, the total principal amount of loans serviced by us was approximately $390 million.

MORTGAGE BANKING REGULATION

    Our operations are subject to extensive regulation by federal and state authorities. For example, the United States Department of Housing and Urban Development, or HUD, regulates certain aspects of the mortgage lending business, as do the Federal Reserve Board and the Federal Trade Commission. The Real Estate Settlement Procedures Act of 1974, or RESPA, and the Truth in Lending Act, Federal statutes, require that certain disclosures, such as good faith estimates of settlement charges, a Truth-in-Lending Statement and a HUD-1 settlement statement be provided to borrowers and that certain information, such as the HUD Settlement Costs booklet, also be provided to borrowers. The Federal Fair Housing Act and the Equal Credit Opportunity Act prohibit discrimination and various state statutes prohibit unfair and deceptive trade practices, and impose disclosure and other requirements in connection with the mortgage loan origination process. If we fail to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits and administrative enforcement actions.

    Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, the payment of reasonable compensation for the provision of goods, services and facilities is generally not prohibited.

    In California, regulation and licensing of mortgage brokers and lenders falls under the California Department of Real Estate or the California Department of Corporations. Other than banking industry employees and other persons who are exempt from the licensing requirements of the California Department of Real Estate and California Department of Corporations, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the California Department of Real Estate or the California Department of Corporations. We and some of our subsidiaries are also required to be licensed in other states in which we have offices or operate. Although we have the licenses required in California and several other states and believe that we will be able to obtain licenses required in other states from time to time, we cannot be sure that we will successfully comply with the many government regulations and licensing requirements to which we are subject. If we fail to comply with these legal requirements, it could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    The e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites on the Internet at relatively low cost. In addition, the residential mortgage loan business is intensely competitive. We currently compete with a variety of other companies offering mortgage services including:

    - various on-line mortgage brokers, including E-LOAN, Inc., iOwn.com, Mortgage.com, QuickenMortgage.com, Lendingtree and Keystroke Financial;

    - a number of indirect competitors that derive a substantial portion of their revenues from on-line commerce, including Yahoo! and Microsoft Corporation, through which other on-line mortgage companies may offer products;

    - mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans; and

    - mortgage brokers.

    Many of our mortgage banking and mortgage brokerage competitors have significant competitive advantages including the following:

    - longer operating histories;

    - greater name recognition and more extensive customer bases; and

    - substantially greater financial, marketing, technical and other resources.

INTELLECTUAL PROPERTY

    Trademarks and other proprietary rights are important to our success and our competitive position. We currently hold a number of trademarks, service marks, patents and copyrights. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. We will continue to license content from third parties in the future and it is possible that we could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are proved valid, through litigation or otherwise, we may be required to change our trademarks or other proprietary marks and pay financial damages, which could adversely affect our business.

    We currently enter into confidentiality or license agreements with our new employees, consultants and corporate partners to control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary rights. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

EMPLOYEES

    As of June 30, 1999, we had 144 full-time and 12 part-time employees. Thirty-seven employees comprise the business-to-consumer division and 63 employees comprise the business-to-business division. Four employees comprise the marketing department, and 52 employees comprise technology, administration and support areas. None of our employees is represented by a union. Management believe that its relations with employees are good.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding FiNet.com's executive officers and directors as of May 31, 1999.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      ----------------------------------------------------
Mark L. Korell.......................................          51   Chairman of the Board, President and Chief Executive
                                                                    Officer
L. Daniel Rawitch....................................          40   Vice Chairman of the Board
Thomas L. Porter.....................................          52   Executive Vice President--Administration
Michael G. Conway....................................          50   Executive Vice President--Capital Markets
Gary A. Palmer.......................................          45   Executive Vice President--Chief Financial Officer
Kevin Gillespie......................................          41   Executive Vice President--Sales and Marketing
Christos Skeadas.....................................          52   Executive Vice President--Chief Technology Officer
Jan C. Hoeffel.......................................          62   Director
S. Lewis Meyer(1)(2).................................          54   Director
Stephen J. Sogin, Ph.D.(2)...........................          57   Director
Richard E. Wilkes(1)(2)..............................          53   Director
Antonio P. Falcao(1).................................          27   Director

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    MARK KORELL has served as Chairman of the Board and Chief Executive Officer of FiNet.com since October 1998, and as President since May 1999. Prior to joining FiNet.com, Mr. Korell served as the Chief Executive Officer of IMX, Inc., an e-commerce software firm, from 1997 to 1998; the Chief Executive Officer of Norwest Mortgage, Inc., the nation's largest mortgage lender and loan servicer, from 1995 to 1997; and the Chief Executive Officer of GMAC Mortgage Group and its Residential Funding Corp. subsidiary, from 1986 to 1995. He also served as assistant to the Chairman of the Federal Home Loan Bank Board and Deputy Director of the Minnesota Housing Finance Agency. Mr. Korell received a B.S. degree in engineering from the University of Wisconsin and an M.B.A. degree from Stanford University.

    DANIEL RAWITCH has served as Vice Chairman of the Board since May 1999. He also served us in various other positions, including as President of FiNet.com from October 1998 to May 1999 and as its Chief Executive Officer from May 1995 to October 1998. Prior to joining FiNet.com, he served as Chief Executive Officer of Residential Pacific Mortgage, Inc., from 1989 until it was acquired by FiNet.com in August 1994.

    THOMAS PORTER has served as FiNet.com's Executive Vice President--Administration since August 1998. Prior to joining FiNet.com, he was Vice President--Financial Planning and Analysis with Medaphis Corporation, a health services provider, from December 1996 to August 1998. From June 1994 to June 1996, Mr. Porter served as Senior Vice President--Finance for McKesson's Drug Company.

    MICHAEL CONWAY has served as FiNet.com's Executive Vice President--Capital Markets since October 1998. Prior to joining FiNet.com, Mr. Conway was Executive Vice President--Marketing for North American Mortgage Company (formerly IMCO Realty Services, Inc. and Wells Fargo Mortgage) from August 1985 to October 1997 where he was responsible for product development and pricing, hedging, and selling residential loan production. Mr. Conway received his M.B.A. degree from the University of California, Los Angeles.

    GARY PALMER has served as FiNet.com's Executive Vice President--Chief Financial Officer since December 1998. Prior to joining FiNet.com, he was an independent financial consultant from January 1997 to December 1998. From October 1995 to December 1997, he served as Executive Vice President, Chief Financial Officer and Secretary of Southern Pacific Funding Corporation. Prior to that, Mr. Palmer served as Senior Vice President and Treasurer of Gentra Capital Corporation. Mr. Palmer received his B.S. degree in Business Administration from the University of Vermont and his M.B.A. degree from the University of North Carolina at Chapel Hill.

    KEVIN GILLESPIE has served as FiNet.com's Executive Vice President--Sales and Marketing since March 1999. From April 1998 until joining FiNet.com, he served as Executive Vice President of Standard Financial Corporation, a California subprime mortgage lender. He was an Executive Vice President at Weyerhaeuser Mortgage Corporation from 1996 to 1997. Mr. Gillespie received his A.A. degree from Owens College.

    CHRIS SKEADAS has served as FiNet.com's Executive Vice President--Chief Technology Officer since April 1999. Prior to joining FiNet.com, he was Chief Information Officer for GMAC Mortgage Corporation from 1996 to 1999. From 1993 to 1995, he served as Senior Vice President--Technical Services at Galileo International Partnership. Mr. Skeadas received his B.A. degree in Mathematics from Columbia University and his M.S. degree in Mathematics from Renssealaer Polytechnic Institute.

    JAN C. HOEFFEL has served as a director since November 1995. Mr. Hoeffel was the founder and president of Finex Corporation, a technology-oriented mortgage broker which was acquired by FiNet.com in December 1991. After the acquisition, Mr. Hoeffel served as FiNet.com's Executive Vice President until mid-1992. He rejoined FiNet.com in mid-1995 and became President and a director in November 1995; Mr. Hoeffel served as President until October 1998.

    LEWIS MEYER has served as a director since January 1997. Since June 1993, Dr. Meyer has served as President and Chief Executive Officer of Imatron Inc., a company engaged in designing, manufacturing and marketing a high performance tomography scanner. From April 1991 until joining Imatron, Dr. Meyer was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Before that, he was Founder, President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services), a developer and operator of diagnostic imaging and treatment centers. Dr. Meyer is also a director of BSD Medical Corporation. Dr. Meyer received his B.S. degree in Physics from the University of the Pacific and his M.S. and Ph.D. degrees in Physics from Purdue University.

    STEPHEN SOGIN has served as a director since March 1990. Dr. Sogin is a venture capitalist. From December 1984 until January 1995, he was a general partner of Montgomery Medical Ventures. In July 1997, Dr. Sogin consented to a cease and desist order issued by the SEC involving his late filing of Forms 3, 4 and 5 which he was required to file in his capacity as a general partner of Montgomery Medical Ventures II. None of the SEC's findings involve charges that Dr. Sogin received improper gains or personal benefits as a result of these violations. Dr. Sogin has advised FiNet.com that the trades in question were conducted by the partnership (Montgomery Medical Ventures II) and none of these trades were executed by him personally. Dr. Sogin is also a director of Osteotech, Inc. Dr. Sogin received his B.S., M.S. and Ph.D. degrees in microbiology from the University of Illinois.

    RICHARD WILKES has served as a director since November 1998. Since April 1999 he has been President and Chief Executive Officer of IMX, Inc., a company engaged in the business of electronic trading of mortgages. Prior to that he was a principal in Mortgage Outsource Services, a provider of pre- and post-closing services to the residential mortgage industry. In October 1995, Mr. Wilkes founded Group Millennium, a consulting company specializing in mergers and acquisitions and strategic planning for the mortgage banking industry. From 1989 to 1995, Mr. Wilkes was employed by MacAndrews and Forbes Holdings, Inc.

    ANTONIO FALCAO has served as a director since February 1999. Since 1994, Mr. Falcao has been the Chief Financial Officer for several companies of the A. Amorim Group, a business group based in Portugal that owns Banco Nacional de Credito Imobiliario, a Portuguese real estate bank. The A. Amorim Group, which is affiliated with Americo Ferreira Amorim, one of our largest stockholders, also has interests in the cork, textile, hotel, oil, finance and telecommunications industries. Mr. Falcao received his degree in Finance and Economics from the University of Oporto.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

    See the Notes to our Consolidated Financial Statements for financial information of the two business segments or channels we operate in: the business-to-business channel and the business-to-consumer channel.

BUSINESS RISKS

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. DESCRIPTION OF PROPERTY

    We are headquartered in Walnut Creek, California, where our current facility occupies approximately 17,042 square feet of space. In addition to housing the administrative offices, this facility also houses the operations of the business-to-business segment. The lease for this facility expires in February 2001. We also lease 9,719 square feet of space in San Ramon, California, where the business-to-consumer segment is operated. In June 1999, we leased an additional facility, also located in San Ramon, California. We plan to consolidate our Northern California facilities into the new facility.

    During fiscal 1999, Coastal leased facilities in Manalapan, New Jersey and Mical leased facilities in San Diego, California. Our Coastal and Mical business units have been closed, and we expect to sublease any excess facilities created by these closures.

    We believe that our facilities are adequate to support anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

    On January 14, 1998, prior to our acquisition of Mical, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the RESPA and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims.

    We believe that our compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. We intend to defend vigorously against this action and believe that the ultimate resolution will not have a material adverse effect on our business, results of operations and financial condition.

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its current directors. The complaint alleges, among other things, that the plaintiff and our current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that we issued to our current director 1,800,000 shares of stock and that our current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of our common stock and punitive damages as to certain of the claims. We have filed in the Superior Court a general denial of all claims and a motion to strike portions of the plaintiff's complaint.

    FiNet.com and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. We do not expect that the aggregate liability or loss, if any, resulting therefrom or from the matters described above will have a material adverse effect on our business results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 23, 1999, FiNet.com solicited the written consent of stockholders to approve a resolution authorizing an amendment to its restated certificate of incorporation to change its name from Finet Holdings Corporation to FiNet.com, Inc. The necessary affirmative written consent representing a majority of the issued and outstanding shares was received. Effective June 1, 1999, the Company name was changed to FiNet.com, Inc.

    On December 21, 1998 a definitive proxy statement was filed to solicit the written consent of the stockholders of FiNet.com to approve the issuance, offering and sale by the Company of up to 30,000,000 shares of common stock in a private placement at a price of $0.60 per share. FiNet.com solicited the stockholders' consent, as the offering, if fully subscribed, would result in the issuance in excess of 20% of FiNet.com's outstanding common stock. The offering was previously presented to and approved by the stockholders of the Company at the 1998 Annual Meeting. However, to ensure that FiNet.com had obtained the informed consent of its stockholders to the offering, the consent clarified the price at which the shares of common stock were expected to be sold. FiNet.com received the requisite consent necessary to complete the offering.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock has traded on the Nasdaq SmallCap Market since June 1, 1999 under the symbol "FNCM". Prior to that, our common stock traded on the Nasdaq SmallCap Market under the symbol "FNHC." The following table sets forth the high and low sale prices of our common stock on Nasdaq for the periods indicated.

                                                                                HIGH        LOW
                                                                              ---------  ---------
FISCAL 1998
Fourth quarter..............................................................  $    4.25  $    2.88
Third quarter...............................................................       7.63       3.50
Second quarter..............................................................       8.00       2.57
First quarter...............................................................       6.38       2.19

FISCAL 1999
Fourth quarter..............................................................      18.25       0.81
Third quarter...............................................................       1.75       0.63
Second quarter..............................................................       3.03       0.41
First quarter...............................................................       4.19       2.13

    As of June 30, 1999, there were approximately 479 holders of record of our common stock. On June 30, 1999, the last reported sale price of our common stock on the Nasdaq Market was $5.56.

DIVIDENDS

    We have not paid, and we do not currently intend to pay, cash dividends on our common stock. The current policy of our Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of our business. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial position. In addition, our ability to pay dividends may be limited under future loan agreements which restrict or prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    During fiscal 1999, FiNet.com issued the securities set forth below which were not registered under the Securities Act of 1933.

    Except for sales pursuant to Regulation S, which were made in compliance with Regulation S, the sales of the following securities were made in reliance upon the exemption from the registration provisions of the Securities Act under
Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities described below acquired them for their own account and not with a view toward distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares may not be offered, sold or otherwise transferred other than pursuant to an effective registration statement under the Securities Act, or an exemption from such registration requirements.

    In March and May of 1998, FiNet.com issued $7,000,000 principal amount of the Company's 3% Subordinated Convertible Debentures and warrants to purchase 175,000 shares of common stock to accredited investors in a private placement. In a restructuring of this transaction in January 1999, the debentures were converted into 9,533,333 shares of common stock and warrants to purchase 840,000 shares of common stock.

    In September 1998, FiNet.com issued 250 shares of its Series A Convertible Preferred Stock and warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share to accredited investors in a private placement for an aggregate purchase price of $2,500,000. The Series A Convertible Preferred Stock was redeemed in January 1999 and February 1999.

    In November 1998, FiNet.com issued 2,500,000 shares of common stock in a private placement to an accredited investor for an aggregate purchase price of $2,000,000.

    In January 1999, FiNet.com issued 1,000,000 shares of common stock to an existing stockholder pursuant to an indemnity agreement.

    During the third quarter of its 1999 fiscal year, FiNet.com issued 22,740,000 shares of common stock and warrants to purchase 122,675 shares of common stock to accredited investors in a series of private placements for an aggregate purchase price of $12,431,000. In addition, FiNet.com issued warrants to purchase 2,449,867 shares of common stock to the placement agents for such transactions. One such placement agent received placement agent fees of $812,358 in connection with the transactions.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appear elsewhere in this Annual Report on Form 10-K. The following table provides selected historical consolidated financial information of FiNet.com. We prepared this information using the consolidated financial statements of FiNet.com as of the dates indicated and for each of the fiscal years in the five year period ended April 30, 1999. We derived the consolidated statement of operations and balance sheet data as of and for each of the fiscal years in the five year period ended April 30, 1999 from FiNet.com's financial statements audited by Ernst & Young, LLP (1999), Reuben E. Price (1998, 1997), Deloitte & Touche (1996, 1995),
independent public accountants for FiNet.com.

                                                                  YEAR ENDED APRIL 30,
                                                  -----------------------------------------------------
                                                    1999       1998       1997      1996(2)    1995(2)
                                                  ---------  ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues........................................  $  22,413  $  15,160  $  12,344  $   6,375  $   5,237
Cost of revenues................................     35,064     14,718      9,316      4,591      3,068
                                                  ---------  ---------  ---------  ---------  ---------
Gross profit....................................    (12,651)       442      3,028      1,784      2,169
Operating expenses..............................     20,906      9,175      5,775      1,444      1,923
                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations...................    (33,557)    (8,733)    (2,747)       340        246
                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................    (36,538)    (9,379)    (2,778)       326        237
In-substance preferred stock dividend...........        705         --         --         --         --
                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss) for common stockholders.......  $ (37,243) $  (9,379) $  (2,778) $     326  $     237

Per Share Data:
Basic and diluted earnings (loss) per common
  share.........................................  $   (0.79) $   (0.31) $   (0.19) $    0.04  $    2.37
Weighted average number of basic shares
  outstanding(1)................................     46,867     30,433     14,313      8,400        100
Cash dividends per common share.................  $      --  $      --  $      --  $    4.45  $    2.10

BALANCE SHEET DATA:
Cash and cash equivalents.......................  $   4,202  $   1,993  $   1,147  $     672  $     392
Mortgage loans held for sale, net...............     33,438     63,034     24,244     10,675      3,196
Total assets....................................     45,255    101,468     33,070     25,215     15,091
Warehouse and other lines of credit.............     33,038     86,659     26,902     19,732     11,109
Total liabilities...............................     38,567     98,109     30,596     22,629     12,184
Stockholders' equity............................  $   6,688  $   3,359  $   2,474  $   2,587  $   2,908

------------------------

(1) See Note 2 to the consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data.

(2) Selected financial data for the fiscal years ended April 30, 1996 and 1995 do not include data for our Coastal subsidiary which was acquired in a pooling transaction on April 30, 1998, because its inclusion is not meaningful in assessing trends of FiNet.com and its business was discontinued in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION CONCERNING OUR POSSIBLE OR ASSUMED FUTURE RESULTS OF OPERATIONS. ALSO, WHEN WE USE SUCH WORDS AS "BELIEVE," "EXPECT," "ANTICIPATE," "PLAN," "COULD," "INTEND" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD-LOOKING STATEMENTS. YOU SHOULD NOTE THAT AN INVESTMENT IN OUR SECURITIES INVOLVES CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT OUR FUTURE FINANCIAL RESULTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS.

OVERVIEW

    FiNet.com is a full service, on-line mortgage banker that offers an easy-to-use, one stop mortgage source for consumers and mortgage brokers. We operate one of the first sites on the Internet that enables the consumer to apply for and receive credit approval on-line, and to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by us and other lenders. We make the mortgage process easier and more understandable, while maintaining quality service by controlling the consumer's entire mortgage lending experience. We also provide on-line and e-commerce technologies and loan process management tools to mortgage broker businesses to enable them to compete more effectively with on-line and other national lenders and brokers, and help their customers make better informed borrowing decisions.

    We earn revenues through both the origination and sale of mortgage loans. As a retail originator of loans, we generate loan origination income and loan-related fees through loans funded and brokered by us. Our loan origination income consists of origination points paid to us by borrowers or discount points paid to us by wholesale lenders. Our loan-related fees consist of application, documentation and processing fees paid by borrowers.

    On the loans that we sell, we generate revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights. This net gain is recognized based upon the difference between the combined selling price of the loans and their related servicing rights, on the one hand, and the carrying value of the mortgage loans and servicing rights sold, on the other. Interest income consists of the interest we receive on our mortgage loans held for sale.

    Our costs and expenses consist largely of:

    - interest paid under our warehouse credit facilities;

    - loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services and reserves for potential loan repurchase and premium recapture obligations;

    - salaries, commissions and benefits paid to employees;

    - general and administrative expenses such as occupancy costs, office expenses and professional services; and

    - depreciation and amortization expense related principally to our facilities, computers and goodwill associated with our acquisitions.

    Seasonality affects the mortgage industry because loan originations are typically at their lowest levels during the first and fourth calendar quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, we may report earnings in our fiscal third and fourth quarters that are generally lower than that of the first and second quarters. However, due to significant refinance activity during 1997 and 1998, which was generally affected more by changes in interest rates than by seasons, the expected seasonal patterns are not evident in our historical financial statements. In the future, our expenses are also likely to vary quarter-to-quarter based upon fluctuations in the volume of loans we originate due to seasonality and other factors.

    Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rate environments over recent years, our historical performance may not be indicative of results in rising interest rate environments. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, our historical earnings performance may be of little relevance in predicting future performance. Furthermore, our financial statistics may not be indicative of our results in future periods.

    On April 30, 1998, we acquired Coastal Federal Mortgage in a transaction accounted for as a pooling of interests. Our results of operations and financial position for the fiscal years ended April 30, 1998 and 1997 have been restated to include Coastal's results. Coastal's results for years prior to fiscal 1997 have not been included in our consolidated results, as they are not meaningful in assessing our historical trends. On May 19, 1998, we acquired Mical in a transaction accounted for as a purchase. Mical's results of operations are included in our financial statements since the date of acquisition. Due to significant operating problems and losses at Coastal and Mical, our new management elected to close both units during fiscal 1999.

IMPACT OF OUR DISCONTINUED UNITS--MICAL, COASTAL AND OUR SERVICING BUSINESS

    We incurred significant losses at both our Mical and Coastal subsidiaries during fiscal 1999. New management elected to discontinue the businesses of both of these subsidiaries in the last half of fiscal 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing our servicing portfolios for sale. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the last three fiscal years:

                                                                                     FISCAL YEAR
                                                                           --------------------------------
                                                                              1999       1998       1997
                                                                           ----------  ---------  ---------
Revenues.................................................................  $   10,865  $   9,344  $   7,623
Cost of revenues.........................................................      21,165      2,200      1,124
                                                                           ----------  ---------  ---------
Gross profit.............................................................     (10,300)     7,144      6,499
Other expenses
  General and administrative.............................................       2,945      5,011      3,519
  Marketing and advertising..............................................         434        288        307
  Special charges........................................................       4,236         --         --
  Depreciation and amortization..........................................         180        139        106
  Other..................................................................         434        926        853
                                                                           ----------  ---------  ---------
Total expenses...........................................................       8,229      6,364      4,785
                                                                           ----------  ---------  ---------
Income (loss) from operations............................................     (18,529)       780      1,714
Other interest expense...................................................         207          6          9
                                                                           ----------  ---------  ---------
    Income (loss) before income taxes....................................     (18,736)       774      1,705
Income tax expense.......................................................           1        226        225
                                                                           ----------  ---------  ---------
    Net income (loss)....................................................  $  (18,737) $     548  $   1,480
                                                                           ----------  ---------  ---------
                                                                           ----------  ---------  ---------

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES

    Loan volume increased by $718 million, or 118%, to $1,328 million in fiscal 1999 from $610 million in fiscal 1998 as a result of a significant increase in the number of loans funded through our mortgage banking subsidiaries, volume attributable to acquired operations, and significant refinancing activity stimulated by relatively low interest rates. Refinancings accounted for 69% of our loan volume in fiscal 1999, compared to 65% in fiscal 1998.

    Revenues for fiscal 1999 increased by $7.2 million, or 47%, to $22.4 million from $15.2 million in fiscal 1998. This increase resulted primarily from the incremental volume of funded loans from Mical and increased volumes of originated loans generated by our Interloan.com website, both of which were purchased in the first quarter of fiscal 1999. Loans originated by mortgage brokers and funded by us accounted for $4.4 million in additional revenues, or 61% of the increase for the year. Loans we originated, most of which were funded by other lenders, accounted for $2.5 million in additional revenues, or 34% of the increase for the year.

COST OF REVENUES

    Cost of revenues for fiscal 1999 increased by $20.4 million, or 139%, to $35.1 million from $14.7 million in fiscal 1998. This increase resulted primarily from an increase in direct costs associated with increased volumes of funded loans from the purchase of Mical, increased indirect production expenses from the purchases of the Interloan.com website and Mical, and provisions for losses on mortgages held for sale and receivables. Increased volumes of funded loans accounted for $7.7 million in additional costs, or 38% of the increase for the year. Indirect production expenses accounted for $5.9 million in additional costs, or 29% of the increase for the year. Provision for losses increased by $5.8 million to $6.5 million in fiscal 1999 from $718,000 in fiscal 1998 in connection with loans held for sale and anticipated repurchases of loans previously sold.

GROSS PROFIT/LOSS

    Gross profit for fiscal 1999 decreased by $13.1 million to a loss of $12.7 million from a profit of $442,000 in fiscal 1998 as a result of the increase in our cost of revenues.

OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 1999 increased by $5.8 million, or 98%, to $11.7 million from $5.9 million in fiscal 1998. This increase resulted primarily from the acquisition of Mical and increased expenses.

    MARKETING AND ADVERTISING. Marketing and advertising expenses for fiscal 1999 increased by $1.3 million, or 141%, to $2.2 million from $921,000 in fiscal 1998. This increase resulted primarily from Internet advertising expenses.

    SPECIAL CHARGES. Special charges of $4.9 million were established in fiscal 1999 and include $3.8 million of goodwill writeoff and restructuring charges associated with the discontinuance of the business of Mical, a $690,000 writedown of purchased software and $405,000 to liquidate certain assets and liabilities in connection with the discontinuance of the business of Coastal.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal 1999 increased by $164,000, or 34%, to $646,000 from $482,000 in fiscal 1998. The increase was due primarily to the increase in assets acquired with the purchase of Mical.

    OTHER. Other operating expense for fiscal 1999 increased by $625,000, or 71%, to $1.5 million from $875,000 in fiscal 1998. This increase resulted primarily from charges recorded to value warrants issued when our 3% Convertible Debentures were converted to common stock.

OTHER INTEREST EXPENSE

    Other interest expense for fiscal 1999 increased by $2.6 million, or 619%, to $3.0 million from $420,000 for fiscal 1998. The increase was primarily the result of amortization of the imputed interest and debt issuance costs on our 3% Convertible Subordinated Debentures, which were issued in March and May 1998. The debt was redeemed in January 1999 and the discount has been fully amortized.

INCOME TAXES

    As of April 30, 1999, we had approximately $49 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at April 30, 1999 as a result of uncertainties regarding the realization of the asset due to the lack of our earnings history.

NET LOSS

    Net loss for fiscal 1999 increased by $27.1 million, or 288%, to $36.5 million from $9.4 million for fiscal 1998, primarily due to the purchases of Mical and Coastal, increased marketing expenses associated with the purchase of Interloan.com, and expenses associated with financing transactions.

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES

    Loan volume increased by $222 million, or 53%, to $610 million in fiscal 1998 from $388 million in fiscal 1997 as a result of a significant increase in the number of loans funded through our mortgage banking subsidiaries and significant refinancing activity stimulated by relatively low interest rates. Refinancings accounted for 65% of our origination volume in fiscal 1998 compared to 48% in fiscal 1997.

    Revenues for fiscal 1998 increased by $2.9 million, or 24%, to $15.2 million from $12.3 million in fiscal 1997. This increase resulted primarily from increased volumes of funded loans. Loans originated by mortgage brokers and funded by us accounted for $2.0 million in additional revenues, or 69% of the increase for the year. The volume of loans we originated and funded accounted for $200,000 in additional revenues, or 7% of the increase for the year.

COST OF REVENUES

    Cost of revenues for fiscal 1998 increased by $5.4 million, or 58%, to $14.7 million from $9.3 million in fiscal 1997. This increase resulted primarily from an increase in direct and indirect costs due to increased volumes of funded loans. Funded loans accounted for $1.3 million in additional costs, or 24% of the increase for the year. Indirect production expenses accounted for $3.6 million in additional costs, or 67% of the increase for the year.

GROSS PROFIT

    Gross profit for fiscal 1998 decreased by $2.6 million to $442,000 from $3.0 million in fiscal 1997 as a result of an increase in our cost of revenues.

OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 1998 increased by $1.4 million, or 31%, to $5.9 million from $4.5 million in fiscal 1997. This increase resulted primarily from the addition of new employees in our technology and customer service departments.

    MARKETING AND ADVERTISING. Marketing and advertising expenses for fiscal 1998 increased by $254,000, or 38%, to $921,000 from $667,000 in fiscal 1997.
This increase resulted primarily from increased advertising expenses associated with the increased level of loan fundings and the introduction of new products.

    SPECIAL CHARGES. In fiscal 1998, we recorded special charges of $1.0 million to writeoff intangible assets that we determined would no longer be employed in future operations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal 1998 increased by $377,000 to $482,000 from $105,000, in fiscal 1997. The increase was primarily due to depreciation of fixed assets acquired to support increased business activity and staff expansion.

    OTHER. Other operating expense for fiscal 1998 increased by $323,000, or 59%, to $875,000 from $552,000 in fiscal 1997. This increase resulted primarily from expenses related to the acquisition of Mical and Coastal.

OTHER INTEREST EXPENSE

    Other interest expense for fiscal 1998 increased by $302,000, or 256%, to $420,000 from $118,000 in fiscal 1997. This increase was the result of amortization of the imputed interest and debt issuance costs on our 3% Convertible Subordinated Debentures, which were issued in March 1998.

INCOME TAXES

    As of April 30, 1998, we had approximately $31 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at April 30, 1998 as a result of uncertainties regarding the realization of the asset due to the lack of our earnings history.

NET LOSS

    Net loss for fiscal 1998 increased by $6.6 million, or 236%, to $9.4 million from $2.8 million for fiscal 1997, primarily due to an increase in the number of employees and office space in anticipation of growing the business, consulting expenses related to the acquisition of Monument in the prior fiscal year, expenses in anticipation of the Mical and Coastal acquisitions, and intangible asset write downs.

FINANCIAL CONDITION

    During our recent operating history we have experienced operating losses and have relied on external sources of debt and equity financing to fund operations, to service debt and to complete acquisitions and capital investments. Capital increases, primarily from private placements of common stock, conversion of debt to equity, and warrant exercises, partially offset by operating losses have increased stockholders' equity to $6.7 million at April 30, 1999 from $3.4 million at April 30, 1998.

    In response to our negative operating trends, we have hired new management, including a new chairman and chief executive officer. The management team's charter is to improve operations and to take full advantage of our technology capabilities, ultimately improving our results from operations and our financial position. Improvement in our financial condition is dependent on our ability to grow our loan origination volumes, to achieve highly efficient operating processes and procedures, and to manage interest expense. As of March 1, 1999, we returned to more favorable borrowing terms as our primary warehouse lender removed the incremental default interest rates. Our financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans.

    Total assets decreased by $56.2 million, or 55%, to $45.3 million at April 30, 1999 from $101.5 million at April 30, 1998. This decrease was due primarily to discontinuing our Mical and Coastal units and liquidating the mortgages held for sale at both units. Mical was acquired in a purchase transaction in fiscal 1999, and therefore Mical's balance sheet was not included in our consolidated balance sheet in fiscal 1998. However certain transactions were entered into in anticipation of the acquisition which increased our mortgages held for sale and warehouse borrowing liabilities at April 30, 1998. Therefore, year over year changes are affected by fluctuations in mortgages held for sale balances at Mical. The decrease in assets is also due to improved turnover of mortgages held for sale.

    Warehouse borrowings decreased by $53.7 million to $33.0 million at April 30, 1999 from $86.7 million at April 30, 1998 as proceeds from loan sales were used to reduce the warehouse lines of credit. $5.5 million of our 3% Convertible Subordinated Debentures were converted to common stock in fiscal 1999. As a result, liabilities decreased by $59.5 million to $38.6 million at April 30, 1999 from $98.1 million at April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The nature of the mortgage lending business requires us to advance cash on a daily basis to fund newly originated loans to our customers. The majority of these funds are provided through conventional mortgage warehouse lines of credit and repurchase agreements. We use cash from our operating activities to invest in mortgages held for sale, to fund ongoing expenses such as administration and marketing, to invest in product development and geographic expansion, and to satisfy debt and other obligations as they come due.

    Although new operating revenue sources were developed during fiscal 1997, 1998 and 1999, cash generated by operations has been insufficient to meet our on-going requirements. Therefore, we have employed servicing-secured credit facilities and private placements of debentures, common stock and preferred stock as additional resources to meet our operating and investing cash needs.

    In fiscal 1999, operating activities used $25.2 million in cash compared to cash used by operations of $4.3 million during fiscal 1998.

    During the fourth quarter of fiscal 1999, Mical ceased originating loans. Coastal ceased originating loans in the first quarter of fiscal 2000. We expect that the remaining loans held for sale at Mical and Coastal will be sold in the first quarter of fiscal 2000.

    We expect that cash flow from the sale of mortgage loans will increase as we intend to increase both fundings and sales through additional marketing and sales efforts in both our business-to-consumer and business-to-business segments.

    Adequate credit facilities and other sources of funding, which permit us to fund mortgage loans, are essential to our ability to close loans through our mortgage banking subsidiaries. We borrow money to fund our loan closings and repay these borrowings as the loans and the accompanying servicing rights are sold. Upon the sale of loans and servicing rights and the subsequent repayment of the borrowings, our credit facilities become available to fund additional loan closings. During the third and fourth quarters of fiscal 1999, loan funding was curtailed to reduce the balance of loans held for sale and reduce warehouse line borrowings in response to a default on our warehouse facilities with

GMAC/RFC. In the fourth quarter of fiscal 1999, sales of loans were accelerated and the warehouse defaults were cured. Warehouse borrowings were reduced to below the committed amounts in accordance with the terms of the warehouse lending extension agreement.

    On April 30, 1999, we had two revolving warehouse facilities which were used to finance loans providing us with up to $45 million of demand loans secured by loans held for sale. Loans under the warehouse facilities bear interest at rates that vary from LIBOR plus 2.25% to LIBOR plus 2.75% depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan. These warehouse facilities require us to comply with various operating and financial covenants. As of April 30, 1999, our borrowings under our warehouse facilities decreased to $33.0 million from $86.7 million as of April 30, 1998. At April 30, 1999, our loans held for sale were $33.4 million compared to $63.0 million at April 30, 1998.

    We have also maintained uncommitted purchase and sale agreements, such as repurchase agreements to fund our mortgages held for sale. These facilities permit us to diversify our borrowing resources and permit greater origination volumes. These agreements are not committed facilities and may be terminated at the discretion of the repurchase investor. Under the terms of these agreements, we pledged mortgage loans to obtain additional liquidity pending their sale. Amounts outstanding under these agreements at April 30, 1999 and April 30, 1998 were $1.1 million and zero, respectively.

    Our available credit lines also include Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program). Under the ASAP Plus program, Fannie Mae funds us on the loans we deliver to them upon receipt of appropriate mortgage collateral. Fannie Mae subsequently purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. While approximately 66% of loans funded by Monument Mortgage in fiscal 1999 were sold to Fannie Mae, we have not used the ASAP Plus program since Fannie Mae reinstituted our eligibility on February 1, 1999 after a period of ineligibility due to our financial condition and management structure.

    On June 3, 1999, we signed a letter of intent with GMAC/RFC for a $75 million committed revolving warehouse facility. Our new facility will replace our existing $35 million extended facility with GMAC/RFC, which we will continue to use until the new facility is available; we received an extension of our current facility which expires on August 9, 1999. The new facility may be used for the origination or acquisition of residential mortgage loans and expires 364 days from closing. The facility is secured by mortgage loans, which it funds. Funds borrowed under the facility bear interest at LIBOR plus 1.75%. Our facility agreement contains a number of covenants that, among other things, require us to maintain a minimum current ratio, a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. The letter of intent agreement also contains covenants that limit our ability to:

    - change executive management;

    - transfer or sell assets;

    - rapidly grow liabilities;

    - pay dividends;

    - enter into transactions with our affiliates; or

    - enter into a merger, consolidate or sell substantially all of our assets.

Our revolving warehouse facility provides for events of default typical of facilities of its type.

    Cash used in financing activities was $26.6 million for fiscal 1999. Increased net repayments of warehouse borrowings, repayments of other debt, the partial redemption of our convertible subordinated debentures and the redemption of our preferred stock were offset by the issuance of convertible debt and the issuance of common stock through private placements and through warrant exercises.

    In May 1998, we received $1.4 million, net of expenses, from the issuance of the final tranche of our 3% Convertible Subordinated Debenture private placement. In September 1998, we issued 250 shares of our Series A Preferred Stock in a private placement generating $2.3 million of proceeds, net of expenses.

    During fiscal 1999, we received $27.8 million from the issuance of common stock in private placements. The proceeds were used to repay debt and other obligations, to redeem $1.5 million of our 3% Subordinated Convertible Debentures, to redeem $2.5 million of our Series A Preferred Stock and to fund operations.

    The net proceeds of private placements of common stock completed in the first quarter of fiscal 2000, approximately $43.0 million, together with cash flows from operations, our existing cash balances and funds available under our revolving warehouse facilities and Fannie Mae ASAP Program, are expected to be sufficient to meet our liquidity requirements for the next 12 months. We do, however, expect to continue our expansion and expect that eventually we will need to arrange for additional sources of capital through the issuance of debt or equity or additional warehouse facilities. We have no commitments for any additional financings, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

    See also Note 6 to the consolidated financial statements.

    Investing activities provided cash of $875,000, consisting primarily of a reduction in the balance of mortgage servicing rights through sales of $1.5 million in fiscal 1999. We do not intend to purchase additional mortgage servicing rights and have entered into agreements to sell our remaining servicing rights portfolios. These sales will generate cash for general operating purposes.

    Our capital expenditures totaled $819,000 for fiscal 1999. We expect our level of capital spending for fiscal 2000 to increase significantly as we improve our information systems investments to support our infrastructure and ensure we are Year 2000 compliant.

POTENTIAL FOR NASDAQ DELISTING

    There are several requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq"), including a minimum stock price of $1.00 per share. If our common share price closes below $1.00 per share for 30 consecutive days, we may receive notification from Nasdaq that our common stock will be delisted from the Nasdaq unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90 day period following such notification.

    Delisting from the Nasdaq and inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for investors to obtain quotations or trade this stock.

    In December 1998, we received notice from Nasdaq that we had not met required financial ratio criteria for continued listing on the Nasdaq. Nasdaq requested that we maintain a minimum net worth of $2 million and complete and submit for its review certain periodic financial reporting until July 1999. Nasdaq could initiate delisting procedures if we fail to comply. We have subsequently complied and intend to comply with all special financial reporting requests and ratio criteria required by Nasdaq.

YEAR 2000 COMPLIANCE

    The Year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations and information by properly interpreting the year. The year 2000 issue could potentially impact our business-critical computerized applications relating to, among others, loan origination, servicing, pipeline management, hedging, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. We have assembled a project team composed of consultants, executive personnel and personnel from the information systems, operations and finance departments to:

    - assess the readiness of our systems, and the systems of our vendors and suppliers, third-party service providers, customers and financial institutions;

    - replace or correct through program changes all our non-compliant applications; and

    - develop contingency plans in the event that systems and services are not compliant.

    The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal computer systems. In addition, we have received, or are seeking, documentation from many external parties indicating their year 2000 readiness. Because our loan processing and accounting software are more than two years old and have not been certified as year 2000 compliant, we expect to spend up to $1.6 million on new software, consultants and staff to replace these key systems. In addition, we expect to spend up to $560,000 on testing and remedying our desktop computers and network. We do not expect any additional costs of making our computer systems year 2000 compliant.

    The actual cost to become year 2000 compliant is subject to certain risks and uncertainties including, among others, our ability to timely identify all affected business-critical systems, and the readiness of service providers, vendors and suppliers, financial institutions and significant customers. We have not been required to defer any information technology projects due to the year 2000 issue. If we are unsuccessful in correcting our business-critical systems and processes affected by the year 2000 issue, our results of operations or financial condition could be materially affected. If our service providers, vendors and suppliers or our financial institutions and significant customers are adversely affected by the year 2000 issue, our operations could face substantial interruptions and our business and financial condition could be materially and adversely affected. These third party risks include possible interruptions in our ability to fund loans utilizing our warehouse facilities, our ability to sell loans to Fannie Mae and other investors, our ability to originate mortgages over the Internet and our hedging systems' ability to link to financial data. We have contacted each of these parties and are seeking assurance from them that their systems are year 2000 compliant.

    Although we are in the process of developing contingency plans, in the event our key service providers, vendors or suppliers experience year 2000 issues, such contingency plans may not be effective. We do not expect the cost of developing such plans to exceed $100,000, although no assurance to that effect can be given.

                   FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

IF WE CONTINUE TO EXPERIENCE LOSSES IN THE FUTURE, OUR BUSINESS, FINANCIAL
  CONDITION AND GROWTH PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.

    We have had net losses in each fiscal year since fiscal 1997, and we expect that we will continue to incur losses for the foreseeable future on both an annual and quarterly basis. We expect to continue to incur losses because of our plans to invest over the near term in information systems, sales and marketing, recruiting and training, customer support and administrative infrastructure. Because of these expected losses, we may not be able to implement our business plans, and our business, results of operations, financial condition and growth prospects could be materially adversely affected.

    As of April 30, 1999, we had an accumulated deficit of approximately $47.9 million. Prior to December 31, 1995, our year-end financial statements contained a qualification from our independent accountants regarding the uncertainty of our ability to continue as a going concern. We believe that it is likely that we will experience losses and accumulate deficits for the foreseeable future.

WE MAY INCUR ADDITIONAL LOSSES FROM THE DISCONTINUED BUSINESSES OF COASTAL FEDERAL MORTGAGE AND MICAL MORTGAGE.

    In April 1998, we acquired Coastal Federal Mortgage Company, and in May 1998, we acquired Mical Mortgage Inc., both of which have incurred losses since we acquired them. In April 1999, we discontinued our Coastal and Mical business units, and we substantially liquidated their assets. We recorded a special charge to operations of approximately $4.2 million associated with these discontinued units. We reported a net loss associated with their acquisition and operation of $16.9 million in fiscal 1999. We may incur additional unanticipated losses in connection with these discontinued business units.

IF OUR NEW MANAGEMENT IS NOT ABLE TO IMPROVE AND EXPAND OUR OPERATIONS, OUR BUSINESS COULD SUFFER.

    We recently replaced most of our management team by hiring, among others, Mark Korell, our President and Chief Executive Officer, Gary Palmer, our Executive Vice President--Chief Financial Officer, Michael Conway, our Executive Vice President--Capital Markets, Thomas Porter, our Executive Vice President--Administration, Kevin Gillespie, our Executive Vice President--Sales and Marketing, and Chris Skeadas, our Executive Vice President--Chief Technology Officer. These employees have not previously worked together, and we cannot be sure that they will be able to work together effectively to improve and expand our operations. If these employees are not able to improve and expand our operations, our financial condition, profitability and growth prospects could be materially adversely affected.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

    We believe that our future success will depend to a significant extent on the continued services of our senior management and other key personnel, including, among others: Mark Korell, Gary Palmer, Michael Conway, Thomas Porter, Kevin Gillespie and Chris Skeadas. We do not maintain "key person" life insurance for any of our personnel. The loss of the services of any of these employees, or other key employees, could have a material adverse effect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO RETAIN AND ATTRACT QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

    Our ability to grow and our future success depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees is intense, especially in the e-commerce sector, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, our business, results of operations and financial condition could be materially adversely effected.

IF CONSUMERS AND MORTGAGE BROKER BUSINESSES DO NOT EMBRACE ON-LINE MORTGAGE FINANCING AND SALES, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

    Our success depends upon the acceptance of on-line mortgage financing by consumers, mortgage brokers and other real estate service providers. If these groups do not embrace our model for mortgage finance, our business, results of operations and financial condition will be materially adversely affected. The market for electronic mortgage financing, particularly over the Internet, is at an early stage of development and is evolving rapidly. Rapid growth in the use of and interest in the Internet is a recent development and we cannot be sure Internet usage will continue to grow or that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the Internet as a medium by which to communicate and obtain services traditionally provided in person-to-person and paper transactions. Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services.

    We believe that acceptance of our products and services will depend on the following factors, among others:

    - the growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular;

    - development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;

    - government regulation of the Internet;

    - our ability to successfully and efficiently develop on-line products and services that are attractive to a sufficiently large number of consumers and mortgage brokers; and

    - a change in the perception among many consumers and real estate service providers that obtaining a mortgage on-line is less dependable than obtaining a mortgage through a more traditional method.

    There is a risk that on-line mortgage financing will not gain market acceptance and that consumers will not significantly increase their use of the Internet for obtaining loans. If the market for on-line mortgage financing fails to develop, or develops more slowly than expected, our business, results of operations and financial condition would be materially adversely affected. In addition, if there are insufficient communications services to support the Internet, it could result in slower response times which would adversely affect usage of the Internet. Even if the Internet gains acceptance, we may be unable, for technical or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner, and such products and services and enhancements may not gain widespread market acceptance. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

    In addition, because the market for on-line mortgage lending is at an early stage of development, the volume of loans that we originate or sell in any given period is difficult to predict. If the volume of loans that we originate or sell falls below our expectations or the expectations of financial analysts, our business, results of operation and financial condition could be materially adversely affected.

IF THERE IS A RECESSION, NATURAL DISASTER OR OTHER DISRUPTION IN THE CALIFORNIA ECONOMY, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Approximately 87% of Monument's loans that we originated and/or funded in fiscal 1999 were for properties located in California. No other state represented more than 6% of our loan volume during such period. Because a high concentration of our business is in California, we are particularly vulnerable to recessions and conditions affecting the economy of California. Although we seek to originate more loans in other states, we are likely to continue to be dependent on originating loans for properties located in California for the foreseeable future. There have been times in the past, most recently in 1991 and 1992, when the California economy suffered a recession more severe than the rest of the country. If such a recession were to occur again, our business, results of operations and financial condition would be materially adversely affected.

    In addition, California historically has been vulnerable to natural disasters, such as earthquakes and mudslides, which are not typically covered by standard hazard insurance policies that homeowners typically maintain. Uninsured disasters may reduce a borrower's ability to repay the mortgage loans we close and sell. A sustained period of increased delinquencies or defaults resulting from natural disasters could adversely affect the pricing of our future loan sales and our overall ability to sell loans. The occurrence of any such natural disasters in California could have a material adverse effect on our business, results of operations and financial condition.

IF THERE IS A DECREASE IN THE DEMAND FOR MORTGAGES, OUR BUSINESS COULD SUFFER.

    Demand for mortgages is typically adversely affected by periods of economic slowdown or recession, which can be accompanied by rising interest rates and declining demand for consumer credit, home sales, real estate values and ability of borrowers to make loan payments. These factors tend to decrease demand for mortgage loans of the types we originate and could increase the rates of delinquencies and foreclosures on loans we hold. These changes would likely have a material adverse effect on our business, results of operations and financial condition.

    Over the last several years we have operated in an environment of relatively low interest rates, relatively high demand for consumer credit and increasing home sales and real estate values. We cannot be sure that we will be able to grow our business in an atmosphere of higher interest rates, lower consumer credit demand and real estate value and fewer home sales.

IF INTEREST RATES RISE, OUR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Our residential mortgage business depends upon overall levels of sale and refinancing of residential real estate as well as on mortgage loan interest rates. Any fluctuation in interest rates or an adverse change in residential real estate or general economic conditions, both of which are outside our control, could have a material adverse effect on our business, results of operations and financial condition. The residential real estate industry is highly cyclical. Shifts in the economy and residential real estate values generally affect the number of home sales and new housing starts. The demand for mortgage loan financing increases as the number of home sales increases. Declining interest rates generally increase mortgage loan financing activity because homeowners refinance existing mortgage loans to obtain more favorable interest rates. Rising interest rates, in contrast, discourage refinancing activities and generally reduce the number of home sales that occur.

    Approximately 69% of the loans we originated and/or funded in fiscal 1999 were loans to refinance mortgage debt. The effect of interest rate changes tends to be greater on the market for refinancing loans than it is on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by a homeowner's desire to lower financing costs, whereas new home purchasers are motivated by a need or desire for a new home. Accordingly, the annual volume of new mortgage refinance loans is quite volatile. We cannot predict future interest rate trends, their impact on our business, or our ability to manage this business mix.

    The value of the loans we make is based, in part, on market interest rates, and our business, results of operations and financial condition may be materially adversely affected if interest rates change rapidly or unexpectedly. If interest rates rise after we fix a price for a loan but before we sell the loan into the secondary market, the value of that loan will decrease. If we delay in selling our loans into the secondary market, our interest rate exposure increases and we could incur a loss on the sale. While we use various hedging strategies to provide some protection against interest rate risks, no hedging strategy can protect us completely. The nature and timing of hedging transactions influences the effectiveness of hedging strategies and poorly designed strategies or improperly executed transactions may increase rather than decrease risk. In addition, hedging strategies involve transaction and other costs. There is a risk that our hedging strategy and the hedges that we make will not adequately offset the risks of interest rate volatility and that our hedges will result in losses.

IF WE ARE UNABLE TO DIFFERENTIATE OURSELVES FROM COMPETITION IN OUR INDUSTRY, OUR BUSINESS PROSPECTS COULD BE HARMED.

    The e-commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, so our competitors can launch new Internet sites at relatively low cost. In addition, the residential mortgage loan business is highly competitive. We currently compete with a variety of other companies offering mortgage services, including:

    - various on-line mortgage brokers, including E-LOAN Inc., iOwn.com, Mortgage.com, Quicken Mortgage.com and Keystroke Financial;

    - mortgage companies that offer products through on-line search engines, such as Yahoo! and Microsoft Corporation's Home Advisor website;

    - mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which still originate the vast majority of mortgage loans; and

    - mortgage brokers.

    Many of our mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than we do. Some of our on-line competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of our competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many have greater name recognition and more extensive customer bases and can offer more attractive terms to customers and adopt more aggressive loan pricing policies. We cannot be sure that we will be able to compete successfully against current and future competitors. If we are unable to do so it will have a material adverse effect on our business, results of operations and financial condition.

IF OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE.

    Our quarterly revenues and operating results are likely to continue to vary substantially from quarter to quarter. Fluctuation in our quarterly results may cause the price of our common stock to be volatile. We believe that the following factors, among others, could affect our quarterly results:

    - fluctuations in mortgage loan interest rates;

    - seasonal or other economic factors affecting demand for mortgage credit;

    - the volume of our mortgage loan originations;

    - the size and timing of our loan sales;

    - our ability to offer competitive mortgage rates;

    - changes in our pricing policies or our competitors' pricing policies for mortgage origination and processing fees;

    - the proportion of our mortgage originations which are used to purchase homes or refinance existing debt;

    - the introduction of new products and services by us or our competitors;

    - the level of consumer interest and confidence in the Internet as a means of accessing financial products and services;

    - the timing of releases of enhancements to our products and services;

    - our ability to upgrade and develop our information systems and operational infrastructure to accommodate growth;

    - the timing and rate at which we increase our expenses to support projected growth;

    - the cost of compliance with federal and state government laws and regulations, including any changes in our historic business practices that could result from legal interpretations;

    - any termination or restructuring of any strategic alliances or agreements with key service providers, such as the Federal National Mortgage Association, commonly known as Fannie Mae, or the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac;

    - our announcement of new marketing initiatives or strategic alliances with other Internet-based companies, or termination of any such initiative or alliance;

    - the volume of business resulting from collaborative marketing efforts with our strategic partners;

    - technical difficulties or service interruptions affecting our Internet websites or operational data processing systems;

    - changes in our operating expenses and investment in our infrastructure;

    - general economic conditions in the United States and economic conditions which particularly affect e-commerce industries; and

    - additions or departures of key executives and operating personnel.

    These factors make a substantial decline in our stock price possible at any time. For example, our common stock traded between $0.41 and $18.25 per share between May 1, 1998 and June 30, 1999.

    In addition, the trading prices of Internet and e-commerce stocks have recently experienced extreme price and volume fluctuations. These fluctuations often appear to be unrelated or disproportionate to the operating performance of Internet and e-commerce companies. The valuations of many Internet and e-commerce stocks are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. In the past, securities class action litigation often has been brought against companies following declines in the market price of their securities. If litigation of this type were brought against us, it could be very costly and could divert management's attention and resources from our business plan.

    We anticipate that as the on-line mortgage origination industry matures, our business will also be increasingly susceptible to the same seasonal and cyclical factors that affect the mortgage industry as a whole. Accordingly, we believe period-to-period comparisons of our operating results are not meaningful and our results for any period should not be relied upon as an indication of future performance. Our operating results may fail to meet our expectations or those of analysts who follow us. Any such failure could cause our stock price to decline substantially.

    We are aware that from time to time chat groups may develop on the Internet and that participants in those groups may post statements about us. These statements may influence the market price of our common stock. We do not monitor statements about us that appear on the Internet, except for authorized statements made by us. We undertake no obligation of any kind whatsoever to monitor, correct, comment on or respond to statements on the Internet or elsewhere by others, and it is our policy not to monitor, correct, comment on or respond to such statements.

IF WE ARE UNABLE TO MANAGE GROWTH IN OUR BUSINESS, OUR RESULTS OF OPERATIONS MAY NOT IMPROVE.

    We anticipate that we will need to rapidly expand our employee base, facilities and infrastructure in order to be able to compete successfully and take advantage of market opportunities. We expect this expansion to place significant strain on our management, operational and financial resources. Our current personnel, systems, procedures and controls are not adequate to support anticipated growth of our operations. To manage this expected growth, we will need to improve our mortgage processing, operational and financial systems, information processing capacity, procedures and controls. We may be unable to hire, train, retain or manage necessary personnel, or to identify and take advantage of existing and potential strategic relationships and market opportunities. If we are unable to manage expansion of our business effectively, our business, results of operations and financial condition may not improve and could deteriorate.

PROBLEMS AND RISKS RELATED TO POTENTIAL ACQUISITIONS AND ALLIANCES MAY HARM OUR BUSINESS.

    Our growth strategy includes acquisitions of or alliances with companies with complementary services, technologies and businesses. In connection with any such acquisition, we may fail to successfully integrate the operations of the acquired company. For example, as described more completely above under "We may incur additional losses from the discontinued businesses of Coastal Federal Mortgage and Mical Mortgage," we incurred significant losses following our acquisitions of Mical and Coastal, and have discontinued their operations. Any future acquisitions or alliances we pursue may not be completed or successful. Also, acquisitions or alliances could divert our management's attention from other business matters, or we could lose key employees of acquired companies or alliance businesses.

IF WE LOSE KEY MORTGAGE LENDER RELATIONSHIPS, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    We rely on lenders to make loans in cases where we act as a broker. These lenders are under no obligation to continue their relationships with us or to make a loan to any potential borrower we present to them. Approximately 65% of the loans we originated in fiscal 1999 were closed by five lenders. Our reliance on a small group of lenders makes our origination volume more susceptible to changes in the rates, services and products such lenders offer. The loss of our relationship with any of these lenders, or the failure of these lenders to offer competitive terms, could have a material adverse effect on our business, results of operations and financial condition.

THE DISCONTINUATION OF FEDERAL PROGRAMS THAT PURCHASE LOANS OR ANY CHANGE IN OUR ELIGIBILITY TO PARTICIPATE IN SUCH PROGRAMS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    We fund our mortgage loan operations in part by selling the mortgage loans that we fund to entities such as Fannie Mae, Freddie Mac and the Government National Mortgage Association, commonly known as Ginnie Mae, which pool those mortgage loans into mortgage-backed securities. Our ability to sell mortgage loans depends upon the continuation of programs administered by these entities, as well as our continued eligibility to participate in these programs. If these programs, or our eligibility to participate in them, were terminated or significantly curtailed, our business, results of operations and financial condition would be materially adversely affected. In addition, the mortgage products offered under these federal programs may change from time to time. The profitability of specific mortgage products may vary depending on a number of factors, including our administrative costs of originating these products.

    We also depend upon private mortgage investors, such as GMAC/RFC, GE Capital Mortgage and IndyMac, to purchase mortgage loans that we originate which do not qualify for inclusion in the federal programs described above. If private investors reduce their purchases of these mortgage loans, the market and price for such mortgage loans will be adversely affected, which would have a material adverse effect on our business, results of operations and financial condition.

    We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae's Desktop Underwriter, or DU, Freddie Mac's Loan Prospector, GMAC/RFC's AssetWise and GE Capital Mortgage's Good Decisions. These services help ensure that our mortgage services can be offered efficiently and timely. We currently have an agreement with Fannie Mae that allows us to use their automated underwriting services and enables us to sell qualified first mortgages to Fannie Mae. During fiscal 1999, approximately 66% of loans funded by Monument Mortgage were sold to Fannie Mae. We expect to continue to process a significant portion of our conforming loans using the Fannie Mae system. However, our agreements with Fannie Mae and other mortgage investors can be terminated by either party immediately upon the delivery of a written termination notice. There is a risk that we will not remain in good standing with Fannie Mae and other mortgage investors or that Fannie Mae and other mortgage investors will terminate our relationship. The termination of our agreement with Fannie Mae would materially adversely impact our ability to originate loans.

IF OUR NEW MARKETING RELATIONSHIPS ARE UNSUCCESSFUL, OUR LOAN ORIGINATIONS COULD SUFFER.

    We have entered into a majority of our marketing relationships within the past four months. We expect our new marketing relationships to direct a significant number of prospective customers to our websites. Our agreements with marketing partners are typically short term, lasting as little as 90 days, and, in some cases, can be unilaterally terminated by either party. If any of these agreements were terminated or lapsed without extension, we could lose an important new source of loan applications.

    Among our new marketing relationships are those with Ask.com, CoxInteractive, GetSmart.com, Homehunter, Homeseekers and XOOM.com. If our relationship with these marketing partners or future marketing partners are not successful, or if they are successful but are discontinued for any reason, we could experience a material reduction in the number of loans we are able to originate. We cannot predict whether any or all of these agreements will be terminated or will be renewed or extended past their current expiration dates. In addition, if we fail to establish relationships with future website operators or to anticipate and make adjustments in our marketing strategy to access other potential customers, our business, results of operations and financial condition could be materially adversely affected.

IF WE HAVE TO REPURCHASE LOANS ORIGINATED FOR OR SOLD TO LENDERS, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Under agreements with some of our lenders, they may require us to repurchase loans that we originate for them, or they purchase from us, in the event of material misrepresentations by us or inaccuracies in the borrowers' loan documents. In fiscal 1999, we were required to repurchase approximately $0, $9.9 million and $124,000 principal amount of loans sold by Coastal, Mical and Monument Mortgage, respectively. It is possible that future demands will be made to repurchase loans sold by these subsidiaries. There is a risk that we will not have sufficient funds to repurchase loans upon demand or that such repurchases will have a material adverse effect on our business, results of operations and financial condition.

    As a result of repurchases, we occasionally are required to hold foreclosed residential real estate in inventory until it can be resold. If interest rates rise and the economy declines, the rate of mortgage loan foreclosures may rise. Depending on the circumstances of the transaction, we may or may not be able to sell the property for more than the outstanding loan balance. As of April 30, 1999, our Mical Mortgage subsidiary held approximately $1 million aggregate principal amount of loans in foreclosure. Future foreclosures could have a material adverse effect on our business, results of operations and financial condition.

IF WE LOSE ACCESS TO CREDIT FACILITIES TO FINANCE OUR MORTGAGE LENDING ACTIVITIES, OUR GROWTH PROSPECTS COULD BE SEVERELY LIMITED.

    We act as a lender for many of the loans we originate. Because we are not a bank, we are dependent upon specialized mortgage credit facilities from other lenders to finance our mortgage lending activities. We previously maintained warehouse credit facilities with Residential Funding Corporation, and at times, we have defaulted under such lines of credit. These warehouse lines have expired; however, we were granted monthly extensions on one of these lines. The current monthly extension under this line ends on August 9, 1999.

    We cannot assure you that financing will continue to be available on favorable terms or at all. To the extent that we are unable to access adequate capital to fund loans, we may have to curtail or cease our loan funding activities entirely. This would have a material adverse effect on our ability to execute our growth and operating strategies as well as on our business, results of operations and financial condition.

IF THERE ARE INTERRUPTIONS OR DELAYS IN OBTAINING APPRAISAL, CREDIT REPORTING, TITLE SEARCHING AND OTHER UNDERWRITING SERVICES FROM THIRD PARTIES, WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND DIFFICULTIES CLOSING LOANS.

    We rely on other companies to perform certain aspects of the loan underwriting process, including appraisals, credit reporting and title searches. If the provision of these ancillary services were interrupted or delayed, it could cause delays in the processing and closing of loans for our customers. The value of the service we offer and the ultimate success of our business are dependent on our ability to secure the timely provision of these ancillary services by the third parties with whom we have business relationships. If we are unsuccessful in securing the timely delivery of these ancillary services we will likely experience increased customer dissatisfaction and our business, results of operations and financial condition could be materially adversely affected.

IF WE FAIL TO COMPLY WITH EXTENSIVE FEDERAL AND STATE LAWS REGULATING OUR INDUSTRY, WE COULD BE SUBJECT TO PENALTIES, DISQUALIFICATIONS, LAWSUITS OR ENFORCEMENT ACTIONS THAT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

    Our operations are subject to extensive regulation by federal and state authorities. For example, the United States Department of Housing and Urban Development, or HUD, regulates certain aspects of the mortgage lending business, as do the Federal Reserve Board and the Federal Trade Commission. The Real Estate Settlement Procedures Act of 1974, or RESPA, the Truth in Lending Act and federal statutes require that certain disclosures, such as good faith estimates of settlement charges, a Truth-in-Lending Statement and a HUD-1 settlement statement be provided to borrowers and that certain information, such as the HUD Settlement Costs booklet, also be provided to borrowers. The Federal Fair Housing Act and the Equal Credit Opportunity Act prohibit discrimination and various state statutes prohibit unfair and deceptive trade practices, and impose disclosure and other requirements in connection with the mortgage loan origination process. If we fail to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

    In addition, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, the payment of reasonable compensation for the provision of goods, services and facilities is generally not prohibited.

    In September 1998, HUD cited Mical for various alleged violations of HUD/FHA regulations. Thereafter, HUD withdrew Mical's HUD/FHA Title I & II approvals and imposed a civil penalty against Mical in the amount of $500,000.

    In California, regulation and licensing of mortgage brokers and lenders falls under the California Department of Real Estate or the California Department of Corporations. Other than banking industry employees and other persons who are exempt from California Department of Real Estate and California Department of Corporations licensing requirements, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the California Department of Real Estate or the California Department of Corporations. We and some of our subsidiaries are also required to be licensed in other states in which we have offices or operate. Although we have the licenses required in California and several other states and believe that we will be able to obtain licenses required in other states from time to time, we cannot be sure that we will successfully comply with the many government regulations and licensing requirements to which we are subject. If we fail to comply adequately, it could have a material adverse effect on our business, results of operations and financial condition.

IF LEGISLATION OR REGULATION SURROUNDING THE USE OF THE INTERNET RESTRICTS OUR ABILITY TO ORIGINATE MORTGAGES OVER THE INTERNET, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

    Laws and regulations directly applicable to the Internet and e-commerce may become more prevalent in the future. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be materially adversely affected. Such legislation and regulation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium. The laws and regulations governing the Internet remain largely unsettled, even in areas where there has been some legislative or regulatory action. It may take years to determine whether and how existing laws and regulations such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and regulations, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN E-COMMERCE AND IMPROVE OUR PRODUCTS AND SERVICES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    The Internet and e-commerce are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render existing technology and systems obsolete. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our on-line services. We have little proprietary computer software, information databases or applications. We cannot be sure that others will not develop and offer superior products and services, or, if so offered, that they will not gain a greater acceptance among potential customers. Our success will depend, in part, on our ability to both license and internally develop leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

    The development of websites and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our websites, technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer requirements or emerging industry standards, our business, results of operations and financial condition could be materially adversely affected.

IF OUR COMPUTER SYSTEMS FAIL, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY
AFFECTED.

    A key element of our strategy is to generate a high volume of traffic on, and use of, our websites. Accordingly, the satisfactory performance, reliability and availability of our websites, transaction-processing systems and network infrastructure are critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels. Our revenues depend in part on the number of potential customers who visit our websites. Any system interruption that results in the unavailability of our websites would reduce the volume and attractiveness of our product and service offerings. Our communications hardware and some of our other computer hardware operations are located at our facilities in Walnut Creek, California. The hardware for our internal loan and product database, as well as our loan processing operations, is also maintained in our Walnut Creek facility. Fires, floods, earthquakes, power losses, telecommunications failures, breaches and similar events could damage these systems. Computer viruses, electronic breaches or other similar disruptive problems could also adversely affect our websites. Our business, results of operations and financial condition could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for losses that may occur in the event of a failure of our computer systems or other interruptions in our business.

    Our websites must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. In the past, we have experienced periodic system interruptions, which we believe will continue to occur from time to time. Any substantial increase in the volume of traffic on our websites will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. We cannot be sure that we will be able to accurately project the rate or timing of increases, if any, in the use of our websites or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. In addition, our users depend on Internet service providers, on-line service providers and other website operators for access to our websites. Many of them have experienced significant outages in the past, and could experience outage delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems would materially adversely affect our business, results of operations and financial condition.

IF OUR ELECTRONIC SECURITY DEVICES ARE BREACHED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

    The secure transmission of confidential information through e-commerce is critical to our underwriting process. We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as consumers' financial statements. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If any such compromise were to occur, it could have a material adverse effect on our business, results of operations and financial condition.

    We may be required to spend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet generally, and e-commerce in particular. To the extent that our activities involve the storage and transmission of proprietary information, such as consumers' financial statements and profile information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY ADDRESS YEAR 2000 ISSUES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Many currently installed computer systems and software programs only accept two digits to identify the year in any date. Any system or program which cannot accept four digits to identify the year in any date may not distinguish dates falling on or after January 1, 2000 from dates falling before January 1, 2000. As a result, many computer systems and software programs may need to be upgraded or replaced to ensure they comply with Year 2000 requirements.

    The actual cost we incur to become Year 2000 compliant is subject to certain risks and uncertainties including, among others, our ability to timely identify all affected business-critical systems, and the readiness of service providers, vendors and suppliers, and our financial institutions and significant customers. If we are unsuccessful in correcting our business-critical systems and processes affected by the Year 2000 issue, our, business, results of operations and financial condition could be materially affected. In addition, if our service providers, vendors and suppliers or our financial institutions and significant customers are adversely affected by the Year 2000 issue, our operations could face substantial interruptions and our business, results of operations and financial condition could be materially and adversely affected. These third party risks include possible interruptions in our ability to fund loans utilizing our warehouse facilities, our ability to sell loans to Fannie Mae and other investors, originate mortgages over the Internet and our hedging systems' ability to link to financial data.

FUTURE ISSUANCES OF ADDITIONAL SECURITIES WILL BE DILUTIVE TO EXISTING STOCKHOLDERS.

    Pursuant to contractual obligations to file a registration statement with the SEC covering shares of common stock held by some of our existing stockholders, we may be obligated to issue additional shares to such stockholders for failing to file the registration statement within the time specified in the agreements under which the shares were purchased. If we are required to issue such additional shares, it will result in dilution to the interests of our other stockholders.

    In addition, Mr. Korell's employment agreement has an anti-dilution provision pursuant to which he has the right to maintain a four percent equity position in FiNet.com. The issuance of options to Mr. Korell pursuant to this provision will result in dilution to the interests of our other stockholders.

MATERIAL SUBSEQUENT EVENTS

    Subsequent to April 30, 1999, we received approximately $43.0 million from the issuance of approximately 11.0 million shares of our common stock in private placements.

    We received an extension of our lending agreement from our primary warehouse lender, GMAC/ RFC. The extension expires on August 9, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSUE ABOUT MARKET RISK

    FiNet's primary market risk of loss is interest rate risk. From the time we extend an interest rate commitment to the borrower until the loan is priced for sale to an investor, we are subject interest rate risk. If interest rates rise during that period, the price at which the loan can be sold to an investor declines, resulting in a loss on the sale of the loan. We attempt to mitigate such losses and manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. Before entering into hedging transactions, we analyze our loans with committed interest rates (pipeline loans). We consider factors such as the estimated portion of loans that will ultimately be funded, note rates, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions.

    FiNet attempts to make forward commitments for, or hedge substantially, all of its estimated interest rate risk on the loans. We have mandatory and optional forward commitments at April 30, 1999 and 1998 aggregating $43.8 million and $46.4 million, respectively. These commitments covered the market risk associated with mortgage loans held for sale to investors of $33.4 million and $63.0 million, respectively, and our pipeline loans for which interest rates were committed at April 30, 1999 and 1998 of $25.6 million and $87.3 million, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into forward sales contracts exclusively with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements.............................................
Independent Auditors' Reports..........................................................         52
Report of Management...................................................................         55
Consolidated Balance Sheets at April 30, 1999 and 1998.................................         56
Consolidated Statements of Operations for the years ended April 30, 1999 and 1998 and
  1997.................................................................................         57
Consolidated Statements of Stockholders' Equity for the years ended April 30, 1999 and
  1998 and 1997........................................................................         58
Consolidated Statements of Cash Flows for the years ended April 30, 1999 and 1998......         59
Notes to Consolidated Financial Statements.............................................         60

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
FiNet.com, Inc.

    We have audited the accompanying consolidated balance sheet of FiNet.com, Inc., and subsidiaries as of April 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal year ended April 30, 1999. These financial statements are the responsibility of FiNet.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FiNet.com, Inc. at April 30, 1999 and the consolidated results of their operations and their cash flows for the fiscal year ended April 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

San Francisco, California
June 11, 1999, except for Note 20, as to which the date is June 28, 1999

                             REUBEN E. PRICE & CO.
                         PUBLIC ACCOUNTANCY CORPORATION
                               703 MARKET STREET
                            SAN FRANCISCO, CA 94103

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders
FiNet.com, Inc.
Walnut Creek, CA

    We have audited the accompanying consolidated balance sheet of FiNet.com, Inc. (formerly Finet Holdings Corporation) and subsidiaries as of April 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended April 30, 1998 and 1997. The consolidated financial statements give retroactive effect to the merger of FiNet.com, Inc. and Coastal Federal Mortgage Company on April 30, 1998, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of Coastal Federal Mortgage Company, which statements reflect total assets and revenues of approximately 10 percent and 53 percent, respectively, of the related consolidated totals as of April 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Coastal Federal Mortgage Company, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the consolidated statements referred to above present fairly, in all material respects, the financial position of FiNet.com, Inc. and subsidiaries as of April 30, 1998, the consolidated results of their operations and their cash flows for the fiscal years ended April 30, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ REUBEN E. PRICE & CO.
San Francisco, CA
August 12, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastal Federal Mortgage Company

    We have audited the balance sheet of Coastal Federal Mortgage Company as of April 30, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the two year period then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Coastal Federal Mortgage Company as of April 30, 1998, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
Florham Park, New Jersey
July 9, 1998
With respect to Note C
July 31, 1998

                              REPORT OF MANAGEMENT

To Our Stockholders:

    Management of the Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements, and the other financial information presented in the annual report. To meet these responsibilities we maintain a system of internal control that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of Company and customer assets from unauthorized use, and the execution and recording of transactions in accordance with management's authorization. The system is augmented by careful selection of our managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuming that employees adhere to the highest standards of personal and professional integrity. Although no cost-effective internal control system will preclude all errors and irregularities, we believe the Company's system of internal control is adequate to accomplish the objectives set forth above.

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on estimates and our best judgments. The financial statements have been audited by the independent accounting firm of Ernst & Young, LLP, who were given unrestricted access to all the Company's financial records and related data. We believe that all representations made to Ernst & Young LLP during their audit were valid and appropriate.

    The Board of Directors through its Audit Committee, which is comprised entirely of nonmanagement directors, has an oversight role in the area of financial reporting and internal control. The Audit Committee periodically meets with Ernst & Young, LLP, our internal auditors and Company management to discuss accounting, auditing, internal controls over financial reporting and other matters.

                        FINET.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    APRIL 30

                             (AMOUNTS IN THOUSANDS)

                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS

Cash and cash equivalents.................................................................  $    4,202  $    1,993
Accounts receivable, net of allowances of $2,150 and $36..................................       2,245      26,186
Mortgages held for sale, net..............................................................      33,438      63,034
Mortgage servicing rights.................................................................       2,693       5,478
Furniture, fixtures & equipment, net......................................................       1,575       1,441
Other assets..............................................................................       1,102       3,336
                                                                                            ----------  ----------
  Total assets............................................................................  $   45,255  $  101,468
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit.......................................................  $   33,038  $   86,659
Accounts payable..........................................................................         517       2,951
Notes payable and capitalized leases......................................................         481         860
Accrued expenses and other liabilities....................................................       4,531       2,139
Convertible subordinated debentures.......................................................          --       5,500
                                                                                            ----------  ----------
Total liabilities.........................................................................      38,567      98,109

Commitments and contingencies.............................................................          --          --

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized, 78,638 and 32,052
  shares issued and outstanding at April 30, 1999 and 1998, respectively).................         786         321
Additional paid-in capital................................................................      53,782      13,675
Accumulated deficit.......................................................................     (47,880)    (10,637)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................       6,688       3,359
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $   45,255  $  101,468
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED APRIL 30

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
Revenues........................................................................  $   22,413  $  15,160  $  12,344
Cost of revenues................................................................      35,064     14,718      9,316
                                                                                  ----------  ---------  ---------
Gross profit....................................................................     (12,651)       442      3,028
Operating expenses
  General and administrative....................................................      11,661      5,887      4,451
  Marketing and advertising.....................................................       2,205        921        667
  Special charges (Note 13).....................................................       4,926      1,010         --
  Depreciation and amortization.................................................         646        482        105
  Other.........................................................................       1,468        875        552
                                                                                  ----------  ---------  ---------
    Total expenses..............................................................      20,906      9,175      5,775
                                                                                  ----------  ---------  ---------
Loss from operations............................................................     (33,557)    (8,733)    (2,747)
Other interest expense..........................................................       2,976        420        118
                                                                                  ----------  ---------  ---------
Loss before income taxes and extraordinary gain.................................     (36,533)    (9,153)    (2,865)
Income tax expense..............................................................           5        226        225
                                                                                  ----------  ---------  ---------
Loss before extraordinary gain..................................................     (36,538)    (9,379)    (3,090)
Extraordinary gain on liabilities subject to compromise.........................          --         --        312
                                                                                  ----------  ---------  ---------
Net loss........................................................................     (36,538)    (9,379)    (2,778)
In-substance preferred dividend.................................................         705         --         --
                                                                                  ----------  ---------  ---------
Net loss available to common stockholders.......................................  $  (37,243) $  (9,379) $  (2,778)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Loss per share available to common stockholders:
  Basic and diluted net loss per share before extraordinary item................  $    (0.79) $   (0.31) $   (0.21)
  Extraordinary gain on liabilities subject to compromise.......................          --         --        .02
                                                                                  ----------  ---------  ---------
  Basic and diluted net loss per common share...................................  $    (0.79) $   (0.31) $   (0.19)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Weighted average common shares used in computing basic and diluted net loss per
  common share..................................................................      46,867     30,433     14,313
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                           COMMON STOCK            PAID       COMMON      RETAINED
                                                    ---------------------------     IN        STOCK       EARNINGS     TOTAL
                                                    SHARES  AMOUNT   SUBSCRIBED   CAPITAL  SUBSCRIPTION   (DEFICIT)   CAPITAL
                                                    ------  ------   ----------   -------  ------------   ---------   --------
Balance April 30, 1996............................   9,650   $ 97       $ --      $ 1,478    $    --      $   2,261   $  3,836
Issue of common shares:
  Common stock offerings..........................  11,992     80         40        7,233     (2,693)            --      4,660
  Reverse acquisition.............................   6,412     64         --       (3,455)        --             --     (3,391)
  Debt & note payable conversion..................   2,314     23         --        1,136         --             --      1,159
  Liabilities subject to compromise settlements...     230      2         --          113         --             --        115
  Common stock rights.............................   2,403     24         --          (24)        --             --         --
  Stock option exercise...........................       3     --         --           --         --             --         --
Repurchase of common shares.......................  (3,000)   (30)        --         (150)        --             --       (180)
Distributions to stockholders.....................      --     --         --           --         --           (741)      (741)
Net loss..........................................      --     --         --           --         --         (2,778)    (2,778)
                                                    ------  ------       ---      -------  ------------   ---------   --------
Balance April 30, 1997............................  30,004    260         40        6,331     (2,693)        (1,258)     2,680
Proceeds of subscription receivable...............      --     40        (40)          --      2,693             --      2,693
Issue of common shares:
  In connection with acquisitions:
    Real Estate Office Software...................     150      2         --          373         --             --        375
    iQualify, Inc.................................      50      1         --          180         --             --        181
    NDS...........................................     202      2         --          806         --             --        808
  Private placement...............................   1,300     13         --        3,887         --             --      3,900
  Settlement of liabilities.......................     232      2         --          355         --             --        357
  Employee bonuses................................       9     --         --           35         --             --         35
Warrants exercised................................     105      1         --          157         --             --        158
Paid in capital related to imputed interest on
  issue of convertible debt.......................      --     --         --        1,551         --             --      1,551
Net loss..........................................      --     --         --           --         --         (9,379)    (9,379)
                                                    ------  ------       ---      -------  ------------   ---------   --------
Balance April 30, 1998............................  32,052    321         --       13,675         --        (10,637)     3,359
Issue of common shares:
  Private placements of common shares.............  34,138    341         --       28,196         --             --     28,537
  Costs of equity offerings.......................      --     --         --         (762)        --             --       (762)
  In connection with acquisitions:
    Mical Mortgage, Inc...........................     465      5         --        1,798         --             --      1,803
    Interloan.com.................................     100      1         --           74         --             --         75
    Real Estate Office Software...................      50     --         --          246         --             --        246
  Conversion of convertible subordinated
    debentures....................................   9,533     95         --        5,405         --             --      5,500
  Warrants exercised..............................   1,122     11         --        1,410         --             --      1,421
  Stock options exercised.........................     378      4         --           22         --             --         26
  Employee/other compensation.....................     800      8         --        1,120         --             --      1,128
Paid in capital related to imputed interest on
  issue of convertible debentures.................      --     --         --          423         --             --        423
Paid in capital and in-substance dividend on
  preferred stock.................................      --     --         --          705         --           (705)        --
Warrants issued with subordinated convertible
  debentures......................................      --     --         --          269         --             --        269
Warrants issued upon conversion of debentures.....      --     --         --          739         --             --        739
Issue of preferred stock..........................      --     --         --        2,500         --             --      2,500
Costs of preferred stock issue....................      --     --         --         (214)        --             --       (214)
Redemption of preferred stock.....................      --     --         --       (2,500)        --             --     (2,500)
Warrants issued for services......................      --     --         --          676         --             --        676
Net loss..........................................      --     --         --           --         --        (36,538)   (36,538)
                                                    ------  ------       ---      -------  ------------   ---------   --------
Balance April 30, 1999............................  78,638   $786       $ --      $53,782    $    --      $ (47,880)  $  6,688
                                                    ------  ------       ---      -------  ------------   ---------   --------
                                                    ------  ------       ---      -------  ------------   ---------   --------

        See accompanying notes to the consolidated financial statements

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED APRIL 30
                             (AMOUNTS IN THOUSANDS)

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................  $ (36,538) $  (9,379) $  (2,778)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization................................................      2,476      1,549        543
    Imputed interest from convertible debentures.................................      2,502        287         --
    Write down of goodwill and other asset valuation adjustments.................      4,958      1,728        164
    Gain on sale of mortgage servicing rights....................................       (420)        --         --
    Expenses paid by issuance of common stock or warrants........................      1,804        392         52
    Expense from warrants issued upon conversion of debentures...................        739         --         --
    Extraordinary gain on liabilities subject to compromise......................         --         --       (312)
  Changes in operating assets and liabilities:
    (Increase) decrease in mortgage loans held for sale..........................     71,596    (38,562)    (6,130)
    (Increase) decrease in receivables from sales of mortgage loans, servicing
      rights and other receivables...............................................     23,911    (20,496)     8,412
    (Increase) decrease in originated mortgage servicing rights..................        382     (1,248)      (876)
    (Increase) decrease in other assets..........................................        724        317       (498)
    Net increase (decrease) in warehouse borrowings..............................    (91,494)    58,357       (345)
    Increase (decrease) in accounts payable and accrued expenses.................     (6,175)     3,006        106
    Other operating..............................................................        309       (229)        --
                                                                                   ---------  ---------  ---------
      Net cash used in operating activities......................................    (25,226)    (4,278)    (1,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights..........................................         --     (4,515)      (287)
  Proceeds from sale of mortgage servicing rights................................      1,509        497         --
  Acquisition of mortgage loans held for investment..............................         --         --        (87)
  Purchase of furniture, fixtures and equipment..................................       (338)      (647)      (265)
  Acquisition of purchased technology and intangibles............................       (481)    (1,007)       (67)
  Cash acquired in acquisition...................................................        185         --         --
  Pre-acquisition advances to affiliates, net of payments........................         --     (1,930)      (717)
  Other..........................................................................         --        110        234
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) investing activities........................        875     (7,492)    (1,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.........................................     27,775      6,582      4,438
  Proceeds from issuance of convertible preferred stock..........................      2,286         --         --
  Proceeds from issuance of convertible debt.....................................      1,384      5,058         --
  Repurchase of common stock.....................................................         --         --       (180)
  Proceeds from advances on note payable and line of credit......................      1,400      2,550      1,950
  Proceeds from the exercise of common stock warrants and options................      1,447        219         --
  Redemption of convertible debt.................................................     (1,500)        --         --
  Redemption of convertible preferred stock......................................     (2,500)        --         --
  Repayment of note payable, capitalized leases and line of credit...............     (3,732)    (1,665)    (2,305)
  Repayments of loans and distributions to former stockholders...................         --       (129)    (1,707)
  Proceeds from notes payable to officers........................................         --         --        625
                                                                                   ---------  ---------  ---------
      Net cash provided by financing activities..................................     26,560     12,615      2,821
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash..................................................      2,209        845        (30)
Cash at beginning of period......................................................      1,993      1,148      1,178
                                                                                   ---------  ---------  ---------
Cash at end of period............................................................  $   4,202  $   1,993  $   1,148
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental disclosures:
  Interest paid..................................................................  $   6,812  $   1,877  $   1,966
  Taxes paid.....................................................................  $       2  $      57  $     351

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1999

NOTE 1. THE COMPANY

ORGANIZATION

    FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to consumers and mortgage broker businesses, including online mortgage services. The Company primarily markets its consumer mortgage services through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its business-to-consumer and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate loans in 30 states and the District of Columbia, and is licensed to fund and close mortgage loans in 32 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

    Effective June 1, 1999, the Company changed its name from Finet Holdings Corporation to FiNet.com, Inc.

RISKS AND UNCERTAINTIES

    The Company has a limited operating history under its current business model, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by consumers, vendors and/or advertisers, and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties.

    FiNet is substantially dependent on its mortgage finance partners, and the termination of one or more of these relationships would adversely affect FiNet's business. Through Monument Mortgage, Inc., the Company funds and closes mortgage loans. As a non-depository mortgage banker, Monument Mortgage is dependent on specialized mortgage credit facilities to finance its mortgage lending activities. The Company defaulted on both its warehouse credit lines with Residential Funding Corporation ("RFC") during fiscal 1999, and both warehouse lines have expired. However, RFC continues to provide warehouse credit facilities through a month-to-month extension of credit as a new agreement is being negotiated and potential additional warehouse financing resources are sought. Management expects that RFC will continue to extend the facility monthly until the agreement is finalized; however, there can be no assurance that such extensions will be granted.

    The Company experienced losses for fiscal 1999, 1998, and 1997 and had an accumulated deficit at April 30, 1999. Net losses are expected for the foreseeable future. Equity capital has been raised in fiscal 1999, 1998 and 1997, and $43,020,000 was raised subsequent to fiscal 1999. In addition, the Company's cash on hand at April 30, 1999 was $4,202,000. Future capital requirements depend on many factors including the Company's ability to execute its business plan. The Company may need to raise additional capital through the issuance of debt or equity to execute its business plan. There can be no assurance that the Company will be able to raise additional capital, or that such capital will be available at all on satisfactory terms. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of FiNet and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the fiscal 1999 presentation.

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

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale, net of related discounts and premiums, are carried at the lower of aggregate cost or market value. Market valuation adjustments of $3,851,000 and $396,000 at April 30, 1999 and 1998, respectively, were required and recorded in a valuation allowance by charges to revenues. Pursuant to the mortgage terms for the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

MORTGAGE SERVICING RIGHTS

    Originated loan servicing is recorded based on its relative fair value when separated from the underlying loan and retained by the Company. Purchased loan servicing is recorded at cost, which is not in excess of the future net cash flows related to the servicing profile. Impairment of mortgage servicing rights is determined using the estimated fair value of the servicing rights based on third party appraisals or written bids. The appraisals use a discounted cash flow analysis on a disaggregated portfolio basis stratified by loan type, investor type, and interest rate to determine fair value. Any indicated impairment is recorded using a valuation allowance.

FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment, including furniture and equipment under capital leases, are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed straight-line over their estimated useful lives of three to seven years. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Lending transaction fees are deferred until the related loan is sold. Upon sale of the loan, deferred transaction fee income is recognized and included in gain on sale of mortgage loans. Discounts and premiums from the origination of mortgage loans held for sale are deferred and recognized as adjustments to gain or loss upon sale.

    Loan servicing fees represent fees earned for servicing loans for various investors. The fees are either based on a contractual percentage of the outstanding principal balance or a fixed dollar amount per loan. Fees are credited to income when the related payments are received.

    Loan brokerage fees represent fees earned by the Company's business-to-consumer segment for processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at such time as the loans are funded by the lender.

    Direct loan origination costs and other production costs attributable to inventory as well as other costs associated with revenues earned during the period are included in "Cost of revenues" in the Company's Consolidated Statement of Operations.

    The Company's revenue components are:

                                                        CURRENT PRESENTATION
                                                   -------------------------------
                                                     1999       1998       1997
                                                   ---------  ---------  ---------
Revenues:
  Warehouse interest income......................  $   6,009  $   3,247  $   2,433
  Gain on sale of servicing rights and mortgage
    loans........................................     11,847     10,187      9,022
  Loan servicing fees............................      1,319        823        589
  Loan brokerage fees............................      2,895        418         94
  Marketing services.............................        106        367         60
  Other..........................................        237        118        146
                                                   ---------  ---------  ---------
    Total revenues...............................  $  22,413  $  15,160  $  12,344
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    In fiscal 1998 and fiscal 1997, direct loan origination costs were included in the computation of the gain or loss on sale of the related loans. The components of fiscal 1998 and fiscal 1997 statements of operations have been reclassified and condensed in the fiscal 1999 statement of operations to conform

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to the fiscal 1999 presentation. Following are the Company's revenues consistent with the fiscal 1998 and fiscal 1997 classifications:

                                                         PRIOR PRESENTATION
                                                   -------------------------------
                                                     1999       1998       1997
                                                   ---------  ---------  ---------
Revenues:
  Warehouse interest income......................  $   6,009  $   3,247  $   2,433
  Gain on sale of servicing rights and mortgage
    loans........................................      8,591      7,543      6,827
  Loan servicing fees............................      1,319        868        589
  Loan brokerage fees............................      2,895        418         94
  Marketing services.............................        106        367         60
  Other..........................................        237        118        146
                                                   ---------  ---------  ---------
    Total revenues...............................  $  19,157  $  12,561  $  10,149
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

MARKETING AND ADVERTISING COSTS

    All marketing and advertising costs are charged to operating expenses as incurred.

INCOME TAXES

    The Company and its subsidiaries file consolidated federal and separate or combined tax returns for certain states. State and local income taxes are filed according to the taxable activities of the Company.

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carry-forwards, using enacted tax laws and rates. Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

LOSS PER SHARE

    The Company computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128 basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Since the common equivalent shares for all years were antidilutive (i.e. reduce net loss per share), basic and diluted loss per share are the same.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company has excluded all outstanding warrants and options to purchase common stock and shares potentially issuable upon conversion of convertible subordinated debentures existing at April 30, 1998 from the calculation of loss per share, because their inclusion would be antidilutive (i.e. reduce the net loss per share) for all periods presented. The number of options to purchase common stock that were excluded are 7,512,494, 737,875, and 558,875 for 1999, 1998 and 1997, respectively. Warrants to purchase common stock of 16,421,000, 10,596,000 and 6,907,000 for 1999, 1998 and 1997, respectively, and 2,659,000 shares potentially issuable upon conversion of subordinated debentures at April 30, 1998 were also excluded.

COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" at April 30, 1999. The Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income
(loss) includes certain changes in equity that are excluded from net income
(loss). The Company has no material components of other comprehensive loss, and, accordingly, the comprehensive loss is the same as the net loss for all periods presented.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the excess of the estimated fair value of the Company's stock over the exercise price, if any, on the grant date.

NEW ACCOUNTING STANDARDS

    In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). However, the effective date for this pronouncement was delayed for one year from the original required date of fiscal years beginning after June 15, 1999. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of comprehensive income in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company anticipates engaging in hedging activity in the future, and therefore expects to be impacted by the pronouncement. The impact of FAS No. 133 on the Company's consolidated financial statements, however, will depend on a variety of factors, including the level of future hedging activity, the types of hedging instruments used and the effectiveness of such instruments.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

    On May 19, 1998 the Company acquired all of the issued and outstanding shares of Mical Mortgage, Inc. ("Mical"), a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,000 shares of FiNet's common stock. At the purchase date, 431,930

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 3. ACQUISITIONS AND DISPOSITIONS (CONTINUED) of these shares were issued and were valued at $1,674,000. The remaining shares are issuable upon the resolution of specified contingencies related to the acquisition and will be recognized as additional purchase price if and when the contingencies are resolved. The acquisition was accounted for as a purchase. Accordingly, the results of Mical's operations have been included in the Company's consolidated financial statements subsequent to the acquisition date. The $3,332,000 excess of the purchase price over the fair value of the acquired net assets, net of purchase accounting adjustments, was recorded as goodwill. The Company discontinued the operations of Mical during fiscal 1999. (See Note 13.)

    On April 30, 1998 FiNet acquired all the issued and outstanding common shares of Coastal Federal Mortgage Company ("Coastal"), a non-public, sub prime mortgage banker with offices in New Jersey, Pennsylvania and Florida, in exchange for 1,250,000 shares of its common stock. This transaction was accounted for as a pooling of interests and, consequently, the consolidated financial statements of FiNet have been restated to include the balance sheet and statements of operations of Coastal for all periods reported. The Company discontinued the operations of Coastal during fiscal 1999 and recorded $405,000 in "Special charges" in the Consolidated Statement of Operations related to liquidating the assets and satisfying the liabilities of Coastal.

    On February 9, 1998 the Company acquired all of the issued and outstanding stock of iQualify, Inc., a software developer whose principal asset is the iQualify software currently used by FiNet, for a consideration of 50,000 shares of FiNet common stock valued at $180,000, plus certain future usage-based payments. The acquisition was accounted for as a purchase.

    In December 1997, the Company completed the purchase of substantially all of the assets of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation. REOS is a software development and marketing company whose primary product is a proprietary realtor productivity tool called the Real Estate Office. The total price paid was $1,261,000. Cash of $641,000 was paid and the remaining $620,000 was settled with 200,000 shares of FiNet's common stock. The acquisition cost was recorded as purchased technology. In fiscal 1999, management determined that REOS no longer fit the strategic direction of the Company and that the purchased technology was permanently impaired based on projected future cash flows. Accordingly, the Company expensed the remaining recorded value of REOS of $690,000 in "Special charges" in the Company's Consolidated Statement of Operations.

    On December 31, 1996, FiNet acquired all of the outstanding common stock of Monument Mortgage, Inc. ("Monument") in exchange for 8.4 million common shares of the Company and a cash payment of $1,000,000. For accounting purposes, the cash payment was deemed a dividend payment to Monument stockholders and the common shares issued in the acquisition have been treated as a recapitalization of Monument, with Monument as the reverse acquisition acquirer. The historical financial statements prior to December 31, 1996 are those of Monument and are deemed to be those of the reporting entity. Since the Company's operations were minimal or dormant during the year ended December 31, 1996, the reverse acquisition was considered a capital transaction rather than a business combination. Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of Monument.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 4. MORTGAGE SERVICING RIGHTS

    Mortgage servicing rights and the related valuation allowance activity for fiscal 1999, 1998, and 1997 were as follows:

                                                         1999       1998       1997
                                                       ---------  ---------  ---------
                                                               (IN THOUSANDS)
Balance at beginning of year.........................  $   5,478  $     579  $     156
Additions............................................      1,192      5,763        463
Sales................................................     (1,825)      (268)        --
Scheduled amortization...............................     (1,199)      (596)       (40)
Impairment additions charged to operations...........     (1,703)        --         --
Impairment reductions credited to operations.........        750         --         --
                                                       ---------  ---------  ---------
Ending balance.......................................  $   2,693  $   5,478  $     579
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

    In connection with mortgage servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $3.7 million and $16.0 million at April 30, 1999 and 1998, respectively, from its balance sheet.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment consists of the following:

                                                                   APRIL 30
                                                             --------------------
                                                               1999       1998
                                                             ---------  ---------
                                                                (IN THOUSANDS)
Furniture and fixtures.....................................  $     315  $   1,010
Computer equipment.........................................      2,650      1,855
Office equipment...........................................      1,622        225
Leasehold improvements.....................................        243        205
                                                             ---------  ---------
Total cost.................................................      4,830      3,295
Less: accumulated depreciation.............................     (3,255)    (1,854)
                                                             ---------  ---------
Net furniture, fixtures and equipment......................  $   1,575  $   1,441
                                                             ---------  ---------
                                                             ---------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 6. BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following:

                                                                                  APRIL 30
                                                                            --------------------
                                                                              1999       1998
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT
  Warehouse lines of credit:
    $35 and $55 million committed at April 30, 1999 and 1998,
      respectively, bearing interest at LIBOR + variable spread, expired
      December 31, 1998 with monthly extensions...........................  $  30,906  $  55,000
    $25 million uncommitted gestation, bearing interest at LIBOR + 2.5%,
      expired December 31, 1998...........................................         --     22,552
    $10 and $24 million committed at April 30, 1999 and 1998,
      respectively, bearing interest at LIBOR + 2.5%, expired December 31,
      1998................................................................      1,001      7,707
  Purchase/Repurchase agreements:
    $10 million, bearing interest at prime................................        138         --
    $10 million, bearing interest at prime................................        993         --
                                                                            ---------  ---------
                                                                               33,038     85,259
Servicing acquisition financing...........................................         --        400
Revolving line of credit..................................................         --      1,000
                                                                            ---------  ---------
                                                                            $  33,038  $  86,659
                                                                            ---------  ---------
                                                                            ---------  ---------
NOTES PAYABLE AND CAPITALIZED LEASES:
  $1.0 million original note..............................................  $      --  $     500
  Notes and capital leases (various rates)................................        481        360
                                                                            ---------  ---------
                                                                                  481        860
                                                                            ---------  ---------
                                                                            ---------  ---------
3% CONVERTIBLE SUBORDINATED DEBENTURES....................................  $      --  $   5,500
                                                                            ---------  ---------
                                                                            ---------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 6. BORROWING ARRANGEMENTS (CONTINUED)

WAREHOUSE LINES OF CREDIT

    The Company's continuing operations employ an uncommitted $35 million revolving warehouse facility. The remaining facilities were used by the Company's discontinued operations, and, after the balances are liquidated, will not be renegotiated. The $35 million warehouse facility has expired. However, the warehouse lender has provided month-to- month extensions as a new agreement is being negotiated and potential additional warehouse financing resources are sought. Management expects that the lender will continue to extend the facility monthly until the agreement is finalized; however, there can be no assurance that such extensions will be granted. At April 30, 1999, and 1998, LIBOR was 4.90%, and 5.69%, respectively, and the prime rate was 7.75% and 8.5%, respectively. For fiscal 1999, 1998 and 1997, the Company recorded warehouse interest expense of $6,587,000, $2,710,000, and $1,874,000, respectively.

WAREHOUSE FACILITY COVENANTS

    The agreement for the warehouse line of credit (the "Agreement") contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the Agreement, outstanding principal and interest are due on demand.

    At April 30, 1998, the Company was in violation of a tangible net worth debt covenant for which the lender subsequently issued a formal waiver letter.

    In the second quarter of fiscal 1999, the Company's primary warehouse lender, General Motors Acceptance Corporation/Residential Funding Corporation ("GMAC/RFC" or "RFC"), notified the Company that it was in default of its lending agreements, as the required interest and debt service obligations were not met as they became due. The Company was also in violation of certain financial covenants. As of April 30, 1999, the Company had cured all defaults with RFC and was current on the required interest and debt service payments. The warehouse lines of credit with RFC expired on December 31, 1998. RFC and the Company have executed monthly extension agreements to these warehouse lines, with the most recent extension expiring on June 30, 1999.

    At April 30, 1999, the Company was in violation of various financial covenants related to its non-primary warehouse lenders. The Company is negotiating the closure of these warehouse lines.

NOTES AND CAPITAL LEASES

    At April 30, 1999 and 1998, the Company had notes payable of $300,000 and $500,000, respectively. The note representing the fiscal 1998 balance had an interest rate of prime + .625%. The note representing the fiscal 1998 balance has been paid. In fiscal 1999 the notes bore interest rates of 10% and 15%. The Company incurred interest expense relating to these notes of $147,000, $82,000 and $121,000 for 1999, 1998, and 1997, respectively.

    At April 30, 1999 and 1998, the Company had capitalized lease obligations of $181,000 and $360,000, respectively. These lease obligations are payable in monthly installments through 2002. The Company incurred interest expense of $19,000, $36,000 and $26,000 for fiscal 1999, 1998 and 1997,

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 6. BORROWING ARRANGEMENTS (CONTINUED) respectively, on these lease obligations. The equipment financed serves as collateral for the capitalized leases.

3% SUBORDINATED CONVERTIBLE DEBENTURES

    The Company issued $7,000,000 3% Subordinated Convertible Debentures in a private placement with interest payable in common stock of FiNet when converted, or in cash at maturity, redemption or retirement. The Company also issued 175,000 detachable warrants for purchase of the Company's common stock in connection with the debenture issuance. These debentures were issued in three separate tranches with the first two tranches issued in fiscal 1998 totaling $5,500,000 and the third tranch issued in fiscal 1999 totaling $1,500,000. The debentures were convertible into the Company's common stock at the lesser of $5.00 per common share or 78% of the determined market price prior to conversion.

    The Company recorded $1,974,000 as additional paid in capital for the discount deemed related to imputed interest for the preferential conversion feature on the debentures. This discount was amortized to interest expense over the period from the date of issue to the date debentures first became convertible. Interest expense of $1,687,000 and $287,000 in fiscal 1999 and 1998, respectively, was recognized in connection with the discount amortization and is included in other interest expense. Additionally, the Company recorded $269,000 in fiscal 1999 as a discount and additional paid in capital for the deemed fair value of 175,000 detachable warrants. This discount was fully amortized to interest expense during fiscal 1999.

    In January 1999, $1,100,000 of the total $7,000,000 debentures were converted into 2,200,000 common shares at a conversion price of fifty cents per share, and an additional $4,400,000 of debentures were converted into 7,333,333 common shares at a conversion price of sixty cents per share. The remaining $1,500,000 of debentures were redeemed for cash at 100 percent of face value. In connection with the redemption, the Company also issued 840,000 5-year warrants exercisable at $1.50 per share, to the debenture holders. Expense of $739,000 was recorded for the deemed fair value of these warrants and is included in "Other expense" in the Company's Consolidated Statement of Operations. Additionally, capitalized debt issuance costs of $546,000 were expensed in fiscal 1999 and are included in "Other interest expense" on the Company's Consolidated Statement of Operations.

NOTE 7. LIABILITIES SUBJECT TO COMPROMISE

    Prior to the December 31, 1996 reverse acquisition, FiNet had incurred $969,000 of unsecured trade creditor accounts payable. The Company had settled a majority of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of the Company's common stock. The reduction of this liability gave rise to extraordinary gain of $312,000 for the year ended April 30, 1997. The balance of liabilities subject to compromise was $438,000 at April 30, 1999 and April 30, 1998.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases its facilities and certain equipment under non-cancelable operating and capital leases. Future minimum payments consist of the following at April 30, 1999.

FISCAL YEAR                                                             OPERATING      CAPITAL
--------------------------------------------------------------------  -------------  -----------
2000................................................................    $     600     $     138
2001................................................................          494            54
2002................................................................          152             8
2003................................................................           92            --
2004................................................................            3            --
                                                                           ------         -----
Total minimum lease payments........................................    $   1,341           200
                                                                           ------
                                                                           ------
Less amount representing interest...................................                        (19)
                                                                                          -----
Present value of minimum lease payments.............................                  $     181
                                                                                          -----
                                                                                          -----

    Rental expense for fiscal 1999, 1998, and 1997, was $867,000, $601,000 and
$514,000, respectively.

LITIGATION

    Prior to the Mical acquisition a lawsuit was filed which alleges, among other things, that Mical made certain payments in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties. The plaintiffs seek unspecified compensatory and punitive damages. Management believes that its compensation programs comply with applicable laws and with long standing industry practices and that it has meritorious defenses to the action. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

    The Company and certain subsidiaries are defendants in various legal proceedings. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom, will have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE 9. MORTGAGE BANKING ACTIVITIES AND RELATED RISKS

    In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks including: interest rate risk, market risk, credit risk and repurchase risk.

    The Company's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $25,604,000 and $87,300,000 as of April 30, 1999 and 1998,
respectively. Until a rate commitment is extended by the Company to a borrower, there is no market risk to the Company. If market interest rates rise between the time the Company commits to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 9. MORTGAGE BANKING ACTIVITIES AND RELATED RISKS (CONTINUED)
    To protect against such losses, the Company attempts to manage its interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans the Company expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, the Company performs an analysis of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions. The Company attempts to make forward commitments for, or hedge substantially, all of its estimated interest rate risk on the loans. The Company does not believe that hedging its interest rate risk with respect to the non-prime loans is cost effective because these loans generally have higher interest rate spreads and generally lack sensitivity to interest rate changes due to their credit characteristics and the short period of time held by the Company. The Company had mandatory and optional forward commitments at April 30, 1999 and 1998 aggregating $43,829,000 and $46,400,000, respectively. These commitments covered the market risk associated with the mortgage loans held for sale to investors of $33,438,000 and $63,034,000 respectively, and the pipeline loans for which interest rates were committed of $25,604,000 and $87,300,000, respectively.

    As is customary in the marketplace, none of the forward payment obligations of any of the Company's counterparties are currently secured or subject to margin requirements. The Company attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts exclusively with institutions that the Company believes are sound credit risks, and by limiting its exposure to any single counterparty.

    Fees paid to investors are deferred and subsequently expensed as the loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any remaining fee is recognized as a period expense at the expiration of its commitment period or earlier if exercise of the commitment is deemed remote.

    The Company reduces its exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business by selling all funded loans. However, in connection with loan sales and bulk servicing sales, the Company makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations and warranties, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify the purchasers for any losses. For fiscal 1999, 1998, and 1997, the Company repurchased loans totaling $10,034,000, $347,000, and zero, respectively, which resulted in losses of $759,000, $347,000 and zero, respectively.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that could be realized in a current market exchange. The

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts disclosed in the following paragraph.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

    - Cash, accounts receivable, and warehouse and other lines of credit. The carrying amounts of these assets and liabilities approximate fair value because of the short maturity of those instruments.

    - Mortgages held for sale. Fair values for mortgages held for sale are based on management's estimate of the ultimate realizable value.

    - Mortgage servicing rights. Fair values for mortgage servicing rights are based on third party appraisals and written bids to purchase the servicing portfolios.

    - Notes payable. The carrying value is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

    - Loan commitments to fund (locked pipeline) and loan commitments to sell. The fair value for the locked pipeline, allowing for estimated fallout based on historical experience, and loan commitments to sell, are based on quoted market prices.

    The carrying values and the estimated fair values of our financial instruments at April 30, 1999 and 1998 are as follows:

                                                           1999                    1998
                                                  ----------------------  ----------------------
                                                  CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                    VALUE    FAIR VALUE     VALUE    FAIR VALUE
                                                  ---------  -----------  ---------  -----------
                                                                  (IN THOUSANDS)
Assets:
  Mortgages held for sale.......................  $  33,438   $  33,438   $  63,034   $  63,363
  Mortgage servicing rights.....................      2,693       2,693       5,478       5,478
Liabilities:
  Notes payable.................................        300         300         860         860
Off Balance Sheet:
  Loan commitments to fund......................         --         395          --         (34)
  Loan commitments to sell......................         --          98          --          43

NOTE 11. STOCKHOLDERS' EQUITY

    In September 1998, the Company issued 250 shares of its $2,500,000 Series A Convertible Preferred Stock ("Preferred") in a private placement generating $2,286,250 of proceeds, net of expenses. In addition, the Company issued Warrants to the Preferred investors to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Company recorded a preferred stock discount of $705,000 upon issuance of the preferred stock. This discount was amortized to the date the preferred stock first became convertible. The entire discount has been amortized and is reported as "In-substance preferred dividend" on the Company's 1999 Consolidated Statement of Operations. In

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED) the third and fourth quarters of fiscal 1999, the $2,500,000 Series A Convertible Preferred stock was redeemed at face value.

    In November 1998, the Company issued 2,500,000 shares of common stock at eighty cents per share, for proceeds of $2,000,000 in a private placement. Per the agreement, an additional 1,000,000 shares were issued, bringing the total issuance to 3,500,000 shares and the price per share to fifty-seven cents per share, as adjusted. In connection with the issuance, the Company agreed to reduce the exercise price of 1,000,000 common stock purchase warrants owned by the investor from $5.00 to the then fair market value of $1.00 per share.

WARRANTS

    As of April 30, 1999, the Company had outstanding warrants as follows:

                  EXERCISE
   NUMBER OF       PRICE      YEAR OF
WARRANTS ISSUED  PER SHARE   EXPIRATION
---------------  ----------  ----------
  (THOUSANDS)
      13,293     $0.50--1.50 2001--2008
       2,747     1.50--3.00  2000--2004
          25     3.00--4.50        2003
         356     4.50--5.00  2001--2003
      ------
      16,421
      ------
      ------

NOTE 12. STOCK OPTIONS

1989 STOCK OPTION PLAN

    The Company's 1989 Stock Option Plan (the "1989 Plan") provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 1,750,000 shares of common stock. The 1989 Plan is administered by the Board of Directors. The Board of Directors is authorized to determine the terms of options granted under the 1989 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1989 Plan may be incentive stock options or nonqualified stock options.

    The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).

    Upon termination of employment, the optionee generally has the right to exercise, for 90 days following the termination date, any outstanding option to the extent it is exercisable on the date of termination, after which all unexercised options lapse. In the event of an optionee's death or disability, the optionee may exercise any outstanding option, to the extent it is exercisable, for one year following the termination date.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
    As of April 30, 1999 and 1998, there were 8,051 and 999,958 shares, respectively, available for grant under the 1989 Plan. The 1989 Plan expires in June of 1999.

1998 STOCK OPTION PLAN

    The Company's 1998 Stock Option Plan (the "1998 Plan") provides for the grant of options to officers, directors, other employees and consultants of FiNet.com to purchase up to an aggregate of 4,000,000 shares of common stock. The 1998 Plan is administered by the Board of Directors. The Board of Directors determines the terms of options granted under the 1998 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1998 Plan may be incentive stock options or nonqualified options. In general, the 1998 Plan has the same terms and conditions as the 1989 Plan. As of April 30, 1999 and 1998, 419,544 and 4,000,000 options, were available for grant under the 1998 plan, respectively.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    The Company's 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") provides for an automatic grant of an option to purchase 40,000 shares of common stock to non-employee directors upon their election or appointment to the Board of Directors and for subsequent annual grants. The aggregate number of shares that can be purchased under this plan is 500,000. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board of Directors. Options granted under the Directors' Plan become exercisable in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion lapses. As of April 30, 1999 and 1998, 300,000 and 500,000 options, respectively, were available for grant under this plan.

STOCK BONUS INCENTIVE PLAN

    The Company's Stock Bonus Incentive Plan (the "Stock Bonus Plan") provides for the grant of bonus shares to any of the Company's employees, directors, officers and to consultants or advisers to the Company. The Board of Directors has authorized up to an aggregate of 875,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board of Directors. Each grant of bonus shares becomes exercisable according to a schedule to be established by the Board of Directors at the time of grant.

OTHER AGREEMENT

    The Company has an employment agreement with an executive officer which provides a 4% anti-dilution provision through the term of his employment contract (October 2002). This Agreement provides that upon the issuance of new shares of FiNet common stock, options are granted to the executive officer with an exercise price equal to the fair market value at the date of the grant. During fiscal 1999, the Company granted an option to purchase 2,376,291 shares of common stock at $1.03 per share pursuant to this Agreement.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
OTHER

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, compensation expense is only recognized if the option price is below the fair market value at the date of grant. Had compensation expense been determined for stock options granted in fiscal 1999, 1998 and 1997 based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for fiscal 1999, 1998 and 1997 would have been as follows:

PRO FORMA STATEMENT OF OPERATIONS                   FISCAL 1999  FISCAL 1998  FISCAL 1997
--------------------------------------------------  -----------  -----------  -----------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                    DATA)
Estimated stock-based compensation................   $   1,715    $     200    $     125
Net (loss) as reported............................     (36,538)      (9,379)      (2,778)
Pro forma net (loss)..............................     (38,253)      (9,579)      (2,903)
(Loss) per share as reported......................       (0.79)       (0.31)       (0.19)
Pro forma (loss) per share........................       (0.83)       (0.32)       (0.20)

    The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 4.78% to 5.53%; 5.5%; and 6.6% to 6.7%; volatility factor of the expected market price of FiNet's common stock of 141%, 50% and 50%; no dividend growth rate since FiNet does not intend to pay dividends on its common stock; and expected lives equal to one year over the vesting period for fiscal 1999, and equal to the remaining option terms for fiscal 1998 and 1997.

    The weighted-average grant-date fair value and exercise price of options granted during fiscal 1999, 1998 and 1997 are summarized below:

                                                                      WEIGHTED-      WEIGHTED-
                                                                       AVERAGE        AVERAGE
FISCAL YEAR                                                          FAIR VALUE   EXERCISE PRICE
-------------------------------------------------------------------  -----------  ---------------
1999

Stock Price = Exercise Price.......................................   $     .86      $     .99
Stock Price > Exercise Price.......................................        1.08           1.35
Stock Price < Exercise Price.......................................         .33           1.25

1998

Stock Price = Exercise Price.......................................        2.85           4.44
Stock Price > Exercise Price.......................................        2.83            .50

1997

Stock Price > Exercise Price.......................................         .80            .50

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
OTHER (Continued)

    The following table summarizes stock option plan activity for fiscal 1999, 1998 and 1997:

                                                                                   WEIGHTED
                                                                   EXERCISE         AVERAGE
EMPLOYEE STOCK OPTION SUMMARY                         OPTIONS        PRICE      EXERCISE PRICE
---------------------------------------------------  ----------  -------------  ---------------
Outstanding at May 1, 1996 (Plan inception)........     468,042  $  0.06--0.50     $    0.06
Granted............................................     120,000     0.50--0.50          0.50
Exercised..........................................      (3,167)    0.06--0.06          0.06
Expired / Canceled.................................     (26,000)    0.06--0.06          0.06
                                                     ----------
Outstanding at May 1, 1997.........................     558,875     0.06--0.50          0.15
Granted............................................     188,000     0.50--5.50          4.18
Exercised..........................................          --             --            --
Expired / Canceled.................................      (9,000)          3.00          2.81
                                                     ----------
Outstanding at May 1, 1998.........................     737,875     0.06--5.50          1.15
Granted............................................   7,620,520     0.50--3.25           .99
Exercised..........................................    (383,035)    0.06--0.75           .07
Expired / Canceled.................................    (462,866)    0.50--3.25          1.19
                                                     ----------
Outstanding at April 30, 1999......................   7,512,494  $  0.06--5.50     $    1.03
                                                     ----------
                                                     ----------

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
OTHER (Continued)

    Exercise prices for stock options outstanding as of April 30, 1999, 1998, and 1997, the number of options exercisable, and the weighted average remaining contractual lives are as follows:

                                                                                    WEIGHTED
                                                          SHARES      NUMBER    AVERAGE REMAINING
EXERCISE PRICES                                         OUTSTANDING  EXERCISABLE CONTRACTUAL LIFE
------------------------------------------------------  -----------  ---------  -----------------
                                                                                     (YEARS)
April 30, 1997
  $0.06...............................................     438,875     438,480           8.39
   0.50...............................................     120,000     120,000           5.75
                                                        -----------  ---------
                                                           558,875     558,480
                                                        -----------  ---------
                                                        -----------  ---------
April 30, 1998
  $ .06...............................................     438,875     438,638           7.50
    .50...............................................     120,000     120,000           3.50
   3.00...............................................      24,000      16,000           4.33
   3.25...............................................      40,000      40,000           4.20
   4.50...............................................      75,000      18,750           4.75
   5.50...............................................      40,000      40,000           4.47
                                                        -----------  ---------
                                                           737,875     673,388
                                                        -----------  ---------
                                                        -----------  ---------
April 30, 1999
  $ .06...............................................      65,634      65,555           6.50
    .50...............................................     160,000     160,000           2.84
    .56...............................................   1,300,000     325,000           9.45
    .64...............................................      40,000      40,000           9.57
    .66...............................................     475,000     109,375           9.46
    .72...............................................      80,000       5,000           9.53
    .75...............................................   1,389,488     303,949           9.46
    .88...............................................      25,000       8,334           9.51
    .94...............................................      10,812       4,000           9.75
   1.00...............................................       2,813         351           9.50
   1.03...............................................   2,781,247     400,258           9.76
   1.06...............................................     120,000          --           9.67
   1.06...............................................      50,000      12,500           9.71
   1.13...............................................       7,500          --           9.61
   1.97...............................................     500,000     100,000           9.86
   2.07...............................................      40,000      40,000           9.80
   2.25...............................................     350,000          --           9.84
   4.50...............................................      75,000      75,000           3.75
   5.50...............................................      40,000      40,000           3.47
                                                        -----------  ---------
                                                         7,512,494   1,689,322
                                                        -----------  ---------
                                                        -----------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)

OTHER (Continued)

    FiNet has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards. Under APB Opinion No. 25, the Company does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

NOTE 13. SPECIAL CHARGES

    The Company recorded nonrecurring charges associated with discontinued business units during fiscal 1999. During the third quarter of fiscal 1999, the Company's Board of Directors approved a plan to cease Mical's operations and close its facilities. The Company assessed the remaining goodwill balance and determined that the amount had no future economic value. Goodwill of $3,189,000, net of purchase accounting adjustments and recorded amortization, was expensed as part of these special charges. Approximately 130 employees were terminated during fiscal 1999 as a result of the Mical closure. The Company also recorded a special charge expense of $642,000 during the third quarter to recognize exit costs primarily for severance and occupancy lease costs net of recovery from subleases.

    Except for the items detailed above totaling $642,000, all other financial statement effects of winding down Mical are included in results from operations as incurred. At April 30, 1999, the balance of the special charge accrual was $202,000, which represents lease costs of vacated space that the Company expects to incur subsequent to April 30, 1999.

    The Company also recorded nonrecurring expenses of $405,000 to liquidate certain assets and settle certain liabilities in connection with closing its Coastal Federal Mortgage subsidiary, and $690,000 to expense the unamortized balance of its Real Estate Office Software (REOS) technology. Management closed Coastal Federal Mortgage and expensed the remaining balance of REOS upon determining that the Company would no longer employ these assets in its future strategic direction.

    In fiscal 1998, the Company wrote off $1,010,000 of intangible assets. Management determined that these assets were permanently impaired, as they did not fit the Company's strategic plans and would no longer be employed in future operations.

NOTE 14. INCOME TAXES

    The provisions for income taxes for fiscal 1999, 1998 and 1997, consist of the following:

                                                                         1999       1998       1997
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Current Federal......................................................  $      --  $     236  $     219
Current State........................................................          5         80         71
                                                                       ---------  ---------  ---------
                                                                               5        316        290
Deferred Federal.....................................................         --        (70)       (50)
Deferred State.......................................................         --        (20)       (15)
                                                                       ---------  ---------  ---------
                                                                              --        (90)       (65)
                                                                       ---------  ---------  ---------
Total................................................................  $       5  $     226  $     225
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 14. INCOME TAXES (CONTINUED)
    The Company's effective tax rate differs from the statutory federal rate for fiscal 1999, 1998 and 1997 primarily due to increases in the valuation allowance and non-deductible goodwill.

    The significant components of the Company's deferred tax liabilities and assets as of April 30, 1999 and 1998 are as follows:

                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred tax liabilities
  Originated mortgage servicing rights...................................  $      47  $     460
  Depreciation...........................................................        126        113
                                                                           ---------  ---------
  Total deferred tax liabilities.........................................        173        573
                                                                           ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.......................................     18,736     12,366
  Loan loss and other reserves...........................................      2,597         --
  Goodwill and other intangibles.........................................        310      1,116
  Deferred revenue.......................................................        202         --
  Other..................................................................         90        432
                                                                           ---------  ---------
Total deferred tax assets................................................     21,935     13,914
Valuation allowance......................................................    (21,762)   (13,341)
Net deferred tax asset...................................................        173        573
                                                                           ---------  ---------
Total net deferred tax liabilities and assets............................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding the Company's ability to realize the benefits associated with its net operating losses, a valuation allowance was established against its net deferred tax asset. During fiscal 1999, the valuation allowance was increased by $8,421,000. A portion of the valuation allowance relates to deductions from the exercise of stock options. If realized, the benefit from the reduction of that portion of the valuation allowance will be credited to equity.

    At April 30, 1999, the Company has federal net operating loss carryforwards
(NOLS) of approximately $49 million. The NOLs expire in the years 2004 through 2018. The Company has smaller state carryforwards. Due to ownership changes, these carryforwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of a significant portion of the NOLS before full utilization.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 15. NON-CASH INVESTING AND FINANCING ACTIVITIES

    The following table presents non-cash investing and financing information for fiscal 1999 and 1998:

                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Common stock and warrants issued for expenses............................  $   1,804  $     392
Common stock issued for purchased
technology and intangibles...............................................        320      1,364
Warrants issued upon conversion of convertible debt......................        739         --
Common stock issued upon debenture conversion............................      5,500         --
In-substance dividend on preferred stock discount........................        705         --
3% convertible debenture discount........................................        423         --
Acquired in acquisition:
Furniture, fixtures & equipment..........................................        505         --
Mortgages held for sale..................................................     84,598
Other assets.............................................................      3,995         --
Accounts payable and other accrued expenses..............................      9,829         --
Debt.....................................................................     82,634         --

NOTE 16. SEGMENT DATA

    The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. The Company has

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 16. SEGMENT DATA (CONTINUED)
identified two reportable business segments: business-to-business and business-to-consumer. Information related to the Company's reportable operating segments is shown below:

                                                                                    1999        1998       1997
                                                                                 ----------  ----------  ---------
Revenue
  Business-to-business.........................................................  $   19,411  $   14,394  $  12,189
  Business-to-consumer.........................................................       3,002         766        155
                                                                                 ----------  ----------  ---------
Segment Revenue................................................................  $   22,413  $   15,160  $  12,344
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Operating income
  Business-to-business.........................................................  $  (17,455) $     (508) $  (1,061)
  Business-to-consumer.........................................................      (4,642)     (4,485)      (683)
                                                                                 ----------  ----------  ---------
Segment operating income.......................................................     (22,097)     (4,993)    (1,744)
  Corporate....................................................................     (11,460)     (3,740)    (1,003)
                                                                                 ----------  ----------  ---------
                                                                                 $  (33,557) $   (8,733) $  (2,747)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Capital expenditures
  Business-to-business.........................................................  $      116  $    1,486  $     128
  Business-to-consumer.........................................................          75          55         83
                                                                                 ----------  ----------  ---------
Segment Capital expenditures...................................................         191       1,541        211
  Corporate....................................................................         703         113        121
                                                                                 ----------  ----------  ---------
                                                                                 $      894  $    1,654  $     332
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Identifiable assets
  Business-to-business.........................................................  $   22,147  $   91,174  $   5,505
  Business-to-consumer.........................................................      (3,782)      3,362      3,544
                                                                                 ----------  ----------  ---------
Segment Identifiable assets....................................................      18,365      94,536      9,049
  Corporate....................................................................      26,890       6,932      5,201
                                                                                 ----------  ----------  ---------
                                                                                 $   45,255  $  101,468  $  14,250
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Long-lived assets
  Business-to-business.........................................................  $      624  $      783  $     424
  Business-to-consumer.........................................................         311         452        273
                                                                                 ----------  ----------  ---------
Segment long-lived assets......................................................         935       1,235        697
  Corporate....................................................................         640         206        400
                                                                                 ----------  ----------  ---------
                                                                                 $    1,575  $    1,441  $   1,097
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    The remaining differences from the segment amounts to the consolidated amounts relate principally to the corporate functions including administrative costs, corporate cash and related interest income.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 17. RELATED PARTY TRANSACTIONS

MICAL MORTGAGE, INC.

    During fiscal 1998 and in anticipation of the May 19, 1998 acquisition of Mical, FiNet advanced $1.9 million to Mical and utilized the Company's available warehouse lines of credit to fund $42.8 million of loans originated by Mical. Subsequently, these loans were sold and the proceeds used to repay the associated warehouse debt.

IQUALIFY

    On February 9, 1998, the Company purchased the outstanding common stock of iQualify, Inc., a software developer, from T. Lee Decker and James Noack, former employees and officers of FiNet, for a consideration of 50,000 shares of the Company's common stock.

CONSULTING AGREEMENTS

    The Company entered into a consulting agreement with James Umphryes, a former Monument Mortgage stockholder. The contract term is 3 years beginning January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000. For fiscal 1999, 1998, and 1997, the Company incurred consulting fee expense relating to this agreement of $180,000, $180,000 and $60,000, respectively.

    The Company and Dr. Lewis Meyer, a director of the Company, entered into a consulting agreement in June 1998. Pursuant to the agreement, Dr. Meyer received $25,000. In addition, Dr. Meyer paid FiNet $10,000 for warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share. Twenty percent of the shares became exercisable on the date of grant, and the remaining shares become exercisable in quarterly installments over four years, so long as Dr. Meyer's service with FiNet continues.

FACILITY LEASE

    The Company leases a 3,500 square foot storage facility from James Noack, former President of Monument Mortgage. The facility is utilized by the Company to store excess office furniture. The monthly lease payment is $600 and the term of the lease is on a month-to-month basis. For fiscal 1999, 1998 and 1997, rent expense related to lease was $7,200 per year.

OTHER

    During fiscal 1999, warrants to purchase 1,700,000 common shares at $1.25 per share were purchased by three officers for cash consideration of $17,000.

    In April 1999, the Company entered into a Lender Subscriber Agreement with IMX, Inc. of which Richard Wilkes, a director of the Company, is president and chief executive officer and of which FiNet's chief executive officer, Mark Korell, is a minority shareholder. Pursuant to the agreement, IMX will provide to the Company certain software and brokerage services.

    On February 3, 1999, the Company and Jan C. Hoeffel, a current director and the Company's former president, entered into a letter agreement concerning the termination of his employment as a corporate officer. Pursuant to the agreement, Mr. Hoeffel's employment terminated as of February 28, 1999. In consideration for the issuance to him of 300,000 restricted shares of common stock, Mr. Hoeffel agreed to forfeit any and all anti-dilution rights previously granted him by the Company, and to surrender to the Company a warrant entitling him to purchase 300,000 shares of common stock. The Company will continue to make car lease payments on an automobile provided to Mr. Hoeffel for as long as he serves as a director.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 18. VALUATION ALLOWANCES

Valuation allowances consist of the following:

                                                         BALANCE AT    CHARGED TO                             BALANCE AT
                                                          BEGINNING     COSTS AND    ACQUIRED                   END OF
DESCRIPTION                                               OF PERIOD     EXPENSES     BUSINESS    DEDUCTIONS     PERIOD
------------------------------------------------------  -------------  -----------  -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
MARKET VALUATION ALLOWANCE:
  Year ended April 30, 1999...........................    $     396     $   4,344    $     542    $  (1,431)   $   3,851
  Year ended April 30, 1998...........................          311           401           --         (316)         396
  Year ended April 30, 1997...........................          135           226           --          (50)         311

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended April 30, 1999...........................    $      36     $   2,150    $      --    $     (36)   $   2,150
  Year ended April 30, 1998...........................           56            --           --          (20)          36
  Year ended April 30, 1997...........................           20            36           --           --           56

NOTE 19. EMPLOYEE BENEFIT PLAN

    The Company has a salary reduction 401(k) retirement savings plan (the "Plan") covering all employees meeting certain eligibility requirements. Employees may contribute up to 15% of their eligible compensation, subject to an annual limit. The Plan provides that, at the Company's discretion, the Company may make employer contributions. There were no employer contributions for fiscal 1999, 1998 or 1997.

NOTE 20. SUBSEQUENT EVENTS

    Subsequent to April 30, 1999, the Company received approximately $43.0 million from the issuance of approximately 11.0 million shares of the Company's stock in private placements.

    The Company received an extension of its lending agreement from its primary warehouse lender, RFC. The extension expires on July 9, 1999.

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 12, 1999, FiNet dismissed Reuben E. Price & Co. as its independent accountant and, on February 12, 1999, appointed Ernst & Young LLP to that position.

    The reports of Reuben E. Price on FiNet's financial statements for the past two fiscal years contained no adverse opinion or disclaimer, or were qualified as to uncertainty, audit scope, or accounting principles.

    The change in accountants was made in light of the recently expanded scope of our operations and the attendant requirement for the accounting services of a larger firm of national scope and stature. The decision to change independent accountants was recommended by management and was approved by FiNet's Audit Committee and Board of Directors.

    During the Company's most recent two fiscal years and the subsequent interim period there were no disagreements with Reuben E. Price on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1 FINANCIAL STATEMENTS

    The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(A)2 FINANCIAL STATEMENT SCHEDULES

    See the Note 18 to the Company's Consolidated Financial Statements for the required information about Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable.

(A)3 EXHIBITS

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
3.1(1)       Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of
             October 29, 1997

3.2(2)       Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May
             28, 1999

3.3(3)       Bylaws, as amended to date

4.1(4)       Form of Common Stock Purchase Agreement between the registrant and Jose Maria Salema Garcao, dated
             December 16, 1996

4.2(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated December
             16, 1996

4.3(4)       Form of Warrant issued to Jose Maria Salema Garcao dated December 16, 1996

4.4(4)       Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
4.5(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated December
             30, 1996

4.6(4)       Form of Warrant issued to Jose Maria Salema Garcao dated December 30, 1996

4.7(4)       Form of Common Stock Purchase Agreement between the registrant and Jose Maria Salema Garcao dated
             March 21, 1997

4.8(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated March
             21, 1997

4.9(4)       Form of Warrant issued to Jose Maria Salema Garcao dated March 21, 1997

4.10(4)      Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997

4.11(4)      Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated April
             30, 1997

4.12(4)      Form of Warrant Issued to investors in the private placement concluded April 30, 1997

4.13(4)      Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997

4.14(4)      Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October
             31, 1997

4.15(5)      Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998

4.16(5)      Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December
             23, 1998

4.17(6)      Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998

4.18(7)      Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998

4.19(8)      Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998

4.20(5)      Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999

4.21(5)      Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999

10.1(4)      Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated
             December 20, 1996

10.2(4)      Consulting Agreement between the registrant and James Umphryes, dated January 1, 1997

10.3(5)      1989 Stock Option Plan

10.4(4)      Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August
             30, 1997

10.5(4)      Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30,
             1998

10.6(4)      Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998

10.7(5)      1998 Stock Option Plan

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
10.8(5)      1998 Stock Bonus Incentive Plan

10.9(5)      1998 Non-Employee Directors' Stock Option Plan

10.10(5)     1999 Employee Stock Purchase Plan

10.11(5)     Employment Agreement between the registrant and L. Daniel Rawitch, as amended to date

10.12(5)     Employment Agreement between the registrant and Michael G. Conway, as amended to date

10.13(5)     Employment Agreement between the registrant and Gary A. Palmer, dated February 25, 1999

10.14(5)     Employment Agreement between the registrant and Christos Skeadas, dated April 19, 1999

10.15(5)     Employment Agreement between the registrant and Kevin Gillespie, dated March 5, 1999

10.16(5)     Employment Agreement between the registrant and Thomas L. Porter, as amended to date

10.17(5)     Employment Termination Agreement between the registrant and Jan C. Hoeffel, dated February 3, 1999

10.18(5)     Employment Agreement between the registrant and Mark L. Korell, as amended to date

16.1(9)      Letter from Former Certifying Accountant

21.1(5)      List of Subsidiaries

23.1         Consent of Ernst & Young LLP

23.2         Consent of Reuben E. Price & Co.

24.1         Power of Attorney (see page 89)

27.1         Financial Data Schedule

------------------------

(1) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(2) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(5) Filed with the registrant's Registration Statement on Form S-1 filed on July 2, 1999.

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the SEC on April 6, 1998.

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(9) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 19, 1999.

(B) REPORTS ON FORM 8-K

    During the quarter ended April 30, 1999, we filed one Current Report on Form 8-K announcing the change in our certifying accountants:

DATE                     ITEM                                           DESCRIPTION
--------------------     -----     -------------------------------------------------------------------------------------
February 19, 1999              5   Change in Registrant's Certifying Accountants

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, FiNet.com, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Walnut Creek, State of California, on the 29th day of July 1999.

                                FINET.COM, INC.

                                By:              /s/ MARK L. KORELL
                                     ------------------------------------------
                                                   Mark L. Korell
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark L. Korell and Gary A. Palmer, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10 K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virture hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       OFFICE                   DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board,
      /s/ MARK L. KORELL          President and Chief
------------------------------    Executive Officer            July 29, 1999
        Mark L. Korell            (Principal Executive
                                  Officer)

    /s/ L. DANIEL RAWITCH
------------------------------  Vice Chairman                  July 29, 1999
      L. Daniel Rawitch

                                Executive Vice
      /s/ GARY A. PALMER          President--Chief
------------------------------    Financial Officer            July 29, 1999
        Gary A. Palmer            (Principal Financial and
                                  Accounting Officer)

      /s/ JAN C. HOEFFEL
------------------------------  Director                       July 29, 1999
        Jan C. Hoeffel

    /s/ ANTONIO P. FALCAO
------------------------------  Director                       July 29, 1999
      Antonio P. Falcao

    /s/ RICHARD E. WILKES
------------------------------  Director                       July 29, 1999
      Richard E. Wilkes

     /s/ STEPHEN J. SOGIN
------------------------------  Director                       July 29, 1999
       Stephen J. Sogin

      /s/ S. LEWIS MEYER
------------------------------  Director                       July 29, 1999
        S. Lewis Meyer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
3.1(1)       Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of
             October 29, 1997

3.2(2)       Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May
             28, 1999

3.3(3)       Bylaws, as amended to date

4.1(4)       Form of Common Stock Purchase Agreement between the registrant and Jose Maria Salema Garcao, dated
             December 16, 1996

4.2(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated December
             16, 1996

4.3(4)       Form of Warrant issued to Jose Maria Salema Garcao dated December 16, 1996

4.4(4)       Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996

4.5(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated December
             30, 1996

4.6(4)       Form of Warrant issued to Jose Maria Salema Garcao dated December 30, 1996

4.7(4)       Form of Common Stock Purchase Agreement between the registrant and Jose Maria Salema Garcao dated
             March 21, 1997

4.8(4)       Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated March
             21, 1997

4.9(4)       Form of Warrant issued to Jose Maria Salema Garcao dated March 21, 1997

4.10(4)      Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997

4.11(4)      Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated April
             30, 1997

4.12(4)      Form of Warrant Issued to investors in the private placement concluded April 30, 1997

4.13(4)      Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997

4.14(4)      Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October
             31, 1997

4.15(5)      Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998

4.16(5)      Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December
             23, 1998

4.17(6)      Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998

4.18(7)      Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998

4.19(8)      Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
4.20(5)      Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999

4.21(5)      Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999

10.1(4)      Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated
             December 20, 1996

10.2(4)      Consulting Agreement between the registrant and James Umphryes, dated January 1, 1997

10.3(5)      1989 Stock Option Plan

10.4(4)      Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August
             30, 1997

10.5(4)      Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30,
             1998

10.6(4)      Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998

10.7(5)      1998 Stock Option Plan

10.8(5)      1998 Stock Bonus Incentive Plan

10.9(5)      1998 Non-Employee Directors' Stock Option Plan

10.10(5)     1999 Employee Stock Purchase Plan

10.11(5)     Employment Agreement between the registrant and L. Daniel Rawitch, as amended to date

10.12(5)     Employment Agreement between the registrant and Michael G. Conway, as amended to date

10.13(5)     Employment Agreement between the registrant and Gary A. Palmer, dated February 25, 1999

10.14(5)     Employment Agreement between the registrant and Christos Skeadas, dated April 19, 1999

10.15(5)     Employment Agreement between the registrant and Kevin Gillespie, dated March 5, 1999

10.16(5)     Employment Agreement between the registrant and Thomas L. Porter, as amended to date

10.17(5)     Employment Termination Agreement between the registrant and Jan C. Hoeffel, dated February 3, 1999

10.18(5)     Employment Agreement between the registrant and Mark L. Korell, as amended to date

16.1(9)      Letter from Former Certifying Accountant

21.1(5)      List of Subsidiaries

23.1         Consent of Ernst & Young LLP

23.2         Consent of Reuben E. Price & Co.

24.1         Power of Attorney (see page 89)

27.1         Financial Data Schedule

------------------------

(1) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(2) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(5) Filed with the registrant's Registration Statement on Form S-1 filed on July 2, 1999.

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the SEC on April 6, 1998.

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(9) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 19, 1999.