Form 10-Q
period 1999-07-31
FINET COM INC
filed 1999-09-14
CIK 852450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                            ------------------------

                        COMMISSION FILE NUMBER: 0-18108

                            ------------------------

                                FINET.COM, INC.

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

                                Yes /X/  No / /

    As of September 8, 1999, 92,520,191 shares of the Registrant's Common Stock, $.01 par value were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

                         PART I--FINANCIAL INFORMATION

  ITEM                                       DESCRIPTION                                       PAGE
---------  --------------------------------------------------------------------------------  ---------
   1.      Unaudited Condensed Consolidated Financial Statements...........................      2

           Unaudited Condensed Consolidated Balance Sheets
             July 31, 1999 and April 30, 1999..............................................      2

           Unaudited Condensed Consolidated Statements of Operations
             Three Months Ended July 31, 1999 and 1998.....................................      3

           Unaudited Condensed Consolidated Statements of Cash Flow
             Three Months Ended July 31, 1999 and 1998.....................................      4

           Notes to Unaudited Condensed Consolidated Financial Statements..................      5

   2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................     11

   3.      Quantitative and Qualitative Analysis of Market Risk............................     17

                                      PART II--OTHER INFORMATION

   1.      Legal Proceedings...............................................................     18

   2.      Changes in Securities...........................................................     18

   6.      Exhibits and Reports on Form 8-K................................................     18

           Signatures......................................................................     19

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        FINET.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31    APRIL 30
                                                                            1999        1999
                                                                         -----------  ---------
                                                                             (IN THOUSANDS)
                                                                         (UNAUDITED)
                                       ASSETS
Cash and cash equivalents..............................................   $  19,432   $   4,202
Accounts receivable, net of allowances of $1,125 and $2,150............       2,800       2,245
Mortgages held for sale, net of allowances of $3,636 and $3,851........      26,035      33,438
Mortgage servicing rights..............................................          --       2,693
Furniture, fixtures & equipment, net...................................       2,053       1,575
Other assets...........................................................       1,557       1,102
                                                                         -----------  ---------
Total assets...........................................................   $  51,877   $  45,255
                                                                         -----------  ---------
                                                                         -----------  ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit....................................   $   3,810   $  33,038
Accounts payable.......................................................         182         517
Notes payable and capitalized leases...................................         458         481
Accrued expenses and other liabilities.................................       5,025       4,531
                                                                         -----------  ---------
      Total liabilities................................................       9,475      38,567

  Commitments and contingencies........................................          --          --

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized,
  90,322 and 78,638 shares issued and outstanding at July 31 and April
  30, 1999, respectively)..............................................         903         786
Additional paid-in capital.............................................      95,719      53,782
Accumulated deficit....................................................     (54,220)    (47,880)
                                                                         -----------  ---------
Total stockholders' equity.............................................      42,402       6,688
                                                                         -----------  ---------
Total liabilities and stockholders' equity.............................   $  51,877   $  45,255
                                                                         -----------  ---------
                                                                         -----------  ---------

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE
                                                                                                     DATA)
Revenues....................................................................................  $   2,044  $   8,141
Cost of revenues............................................................................      2,814      5,653
                                                                                              ---------  ---------
Gross profit................................................................................       (770)     2,488
Operating expenses
  General and administrative................................................................      4,312      3,264
  Marketing and advertising.................................................................        842        451
  Depreciation and amortization.............................................................         89        251
  Other.....................................................................................        327        148
                                                                                              ---------  ---------
  Total expenses............................................................................      5,570      4,114
                                                                                              ---------  ---------
Loss from operations........................................................................     (6,340)    (1,626)
Other interest expense......................................................................         --        922
                                                                                              ---------  ---------
Loss before income taxes....................................................................     (6,340)    (2,548)
Income tax expense..........................................................................         --         --
                                                                                              ---------  ---------
Net loss....................................................................................  $  (6,340) $  (2,548)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted net loss per common share.................................................  $   (0.08) $   (0.08)
                                                                                              ---------  ---------
Weighted average common shares used in computing basic and diluted net loss per common
  share.....................................................................................     84,139     32,489
                                                                                              ---------  ---------

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                            (AMOUNT IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss..................................................................................  $   (6,340) $   (2,548)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................................         138         760
  Imputed interest from convertible debentures............................................          --         933
  Asset valuation adjustments.............................................................         181          --
  (Gain) loss on sale of mortgage servicing rights........................................          --        (465)
  Changes in operating assets and liabilities
    (Increase) decrease in mortgage loans held for sale...................................       7,403     (19,830)
    (Increase) decrease in receivables from sales of mortgage loans, servicing rights and
      other receivables...................................................................       1,552      47,663
    (Increase) decrease in other assets...................................................        (455)     (2,892)
    Net increase (decrease) in warehouse borrowings.......................................     (29,228)    (67,586)
    Increase (decrease) in accounts payable and accrued expenses..........................          36      (1,173)
    Other operating.......................................................................         415        (200)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................     (26,298)    (45,338)

INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights...........................................         710       1,445
Purchase of furniture, fixtures and equipment.............................................        (798)       (102)
Cash acquired in acquisition..............................................................          --         185
Other investing...........................................................................          --          11
                                                                                            ----------  ----------
Net cash provided by (used in) investing activities.......................................         (88)      1,539

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses...................................      41,473       1,494
Proceeds from issuance of convertible debt................................................          --       1,384
Proceeds from the exercise of common stock warrants and options...........................         166          --
Repayment of note payable, capitalized leases and line of credit..........................         (23)       (717)
Decrease in mortgage loans funded on behalf of Mical......................................          --      42,756
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      41,616      44,917
                                                                                            ----------  ----------
Net increase in cash......................................................................      15,230       1,118
Cash at beginning of period...............................................................       4,202       1,993
                                                                                            ----------  ----------
Cash at end of period.....................................................................  $   19,432  $    3,111
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURES:
Interest paid.............................................................................  $      213  $      294
Taxes paid................................................................................  $       27  $       --

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to consumers and mortgage broker businesses, including online mortgage services. The Company primarily markets its consumer mortgage services through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its consumer direct and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate loans in 38 states and the District of Columbia, and is licensed to fund and close mortgage loans in 41 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

RISKS AND UNCERTAINTIES

    The Company has a limited operating history under its current business model, and its prospects are subject to the risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by consumers, vendors and/or advertisers, and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties.

    The Company has experienced losses in recent fiscal years and had an accumulated deficit at July 31, 1999. Net losses are expected for the foreseeable future. Equity capital has been raised to fund operations. The Company's cash on hand at July 31, 1999 was $19,432,000. Future capital requirements depend on many factors including the Company's ability to execute its business plan. To execute its business plan, the Company may need to raise additional capital through the issuance of debt or equity. There can be no assurance that the Company will be able to raise additional capital, or that such capital will be available at all on satisfactory terms. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 2.  BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

    The accompanying financial statements as of July 31, 1999 and July 31, 1998 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods ending and as of July 31, 1999 and 1998. These financials statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The results for the three months ended July 31, 1999 are not necessarily indicative of the expected results for the year ending April 30, 2000.

USE OF ESTIMATES

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

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
RECLASSIFICATION

    Certain amounts in the prior quarter period financial statements have been reclassified consistent with the current quarter presentation.

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

    Loan brokerage fees represent fees earned by the Company's consumer-direct segment for processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at such time as the loans are funded by the lender.

    Direct loan origination costs and other production costs attributable to inventory as well as other costs associated with revenues earned during the period are included in "Cost of revenues" in the Company's Consolidated Statement of Operations.

    The Company's revenue components for the quarter ended July 31 are:

                                                                               1999       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Revenues:
Warehouse interest income..................................................  $     449  $   1,803
Gain on sale of servicing rights and mortgage loans........................        821      5,401
Loan servicing fees........................................................        248        527
Loan brokerage fees........................................................        381        332
Other......................................................................        145         78
                                                                             ---------  ---------
Total revenues.............................................................  $   2,044  $   8,141
                                                                             ---------  ---------
                                                                             ---------  ---------

    In the quarter ended July 31, 1998, direct loan origination costs were included in the computation of the gain or loss on sale of the related loans. The components of the prior period statement of operations have been reclassified and condensed to conform to the presentation of the quarter ended July 31, 1999.

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 3.  MORTGAGE SERVICING RIGHTS

    Mortgage servicing rights and the related valuation allowance activity were as follows:

                                                                            JULY 31    JULY 31
                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Balance at beginning of year.............................................  $   2,693  $   5,478
Additions................................................................         --      1,147
Sales....................................................................     (2,693)    (1,178)
Scheduled amortization...................................................         --       (431)
Impairment additions charged to operations...............................         --         --
Impairment reductions credited to operations.............................         --         --
                                                                           ---------  ---------
Ending balance...........................................................  $      --  $   5,016
                                                                           ---------  ---------
                                                                           ---------  ---------

    In connection with mortgage servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $6.5 million and $3.7 million at July 31, 1999 and April 30, 1999, respectively, from its balance sheet.

NOTE 4.  FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment consists of the following:

                                                                            JULY 31   APRIL 30
                                                                             1999       1999
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Furniture and fixtures...................................................  $     438  $     315
Computer equipment.......................................................      2,823      2,650
Office equipment.........................................................      1,608      1,622
Leasehold improvements...................................................        184        243
                                                                           ---------  ---------
Total cost...............................................................      5,053      4,830
Less: accumulated depreciation...........................................     (3,000)    (3,255)
                                                                           ---------  ---------
Net furniture, fixtures and equipment....................................  $   2,053  $   1,575
                                                                           ---------  ---------
                                                                           ---------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 5.  BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following:

                                                                            JULY 31   APRIL 30
                                                                             1999       1999
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT
Warehouse lines of credit:
  $35 million uncommitted, bearing interest at LIBOR + variable spread,
    expired August 8, 1999...............................................  $   2,792  $  30,906
  $10 million committed, bearing interest at LIBOR + 2.5%, expired
    December 31, 1998....................................................         --      1,001
Purchase/Repurchase agreements:
  $10 million, bearing interest at prime.................................         --        138
  $10 million, bearing interest at prime.................................      1,018        993
                                                                           ---------  ---------
                                                                           $   3,810  $  33,038
                                                                           ---------  ---------
                                                                           ---------  ---------
Notes payable and capitalized leases (various rates).....................  $     458  $     481
                                                                           ---------  ---------
                                                                           ---------  ---------

WAREHOUSE LINES OF CREDIT

    The Company's continuing operations employed a $35 million revolving warehouse facility during the quarter. The remaining facilities were used by the Company's discontinued operations, and, after the balances are liquidated, will not be renegotiated. Subsequent to July 31, 1999, the Company entered into a new lending agreement with its primary warehouse lender, GMAC/RFC. The new agreement provides the Company with a committed $75 million warehouse borrowing facility that carries an interest rate of LIBOR plus 1.75%. The agreement expires on August 8, 2000. For the fiscal quarters ended July 31, 1999 and 1998, the Company recorded warehouse interest expense of $135,000 and $505,000, respectively. Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At July 31, 1999, and April 30, 1999, LIBOR was 5.18% and 4.9%, respectively, and the prime rate was 8.0% and 7.75%, respectively.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

    Prior to the Mical acquisition, a lawsuit was filed which alleges, among other things, that Mical made certain payments in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties. The plaintiffs seek unspecified compensatory and punitive damages. Management believes that its compensation programs comply with applicable laws and with long

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED) standing industry practices and that it has meritorious defenses to the action. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on the Company's results of operations or consolidated financial position.

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

NOTE 7.  STOCKHOLDERS' EQUITY

    During the quarter ended July 31, 1999, FiNet issued 11,120,000 shares of common stock for net proceeds of $41,473,000 through private placements.

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 8.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. The Company has identified two reportable business segments: business-to-business and consumer-direct. Information related to the Company's reportable operating segments is shown below.

                                                                            FOR THE QUARTER
                                                                             ENDED JULY 31
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Revenue
  Business-to-business..................................................  $   1,543  $   7,168
  Consumer-direct.......................................................        501        973
                                                                          ---------  ---------
Segment revenue.........................................................      2,044      8,141
                                                                          ---------  ---------
                                                                          ---------  ---------
Operating income
  Business-to-business..................................................  $  (2,084) $     185
  Consumer-direct.......................................................     (1,055)    (1,169)
                                                                          ---------  ---------
Segment operating income................................................     (3,139)      (984)
  Corporate.............................................................     (3,201)    (1,564)
                                                                          ---------  ---------
                                                                          $  (6,340) $  (2,548)
                                                                          ---------  ---------
                                                                          ---------  ---------
Capital expenditures
  Business-to-business..................................................  $     538  $      83
  Consumer-direct.......................................................         34          6
                                                                          ---------  ---------
Segment capital expenditures............................................        572         89
  Corporate.............................................................        226         13
                                                                          ---------  ---------
                                                                          $     798  $     102
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                            JULY 31   APRIL 30
                                                                               1999       1999
                                                                          ---------  ---------
Identifiable assets
  Business-to-business..................................................  $  44,355  $  22,147
  Consumer-direct.......................................................      2,711     (3,782)
                                                                          ---------  ---------
Segment identifiable assets.............................................     47,066     18,365
  Corporate.............................................................      4,811     26,890
                                                                          ---------  ---------
                                                                          $  51,877  $  45,255
                                                                          ---------  ---------
                                                                          ---------  ---------
Long-lived assets
  Business-to-business..................................................  $   1,162  $     624
  Consumer-direct.......................................................         77        311
                                                                          ---------  ---------
Segment long-lived assets...............................................      1,239        935
  Corporate.............................................................        814        640
                                                                          ---------  ---------
                                                                          $   2,053  $   1,575
                                                                          ---------  ---------
                                                                          ---------  ---------

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 8.  SEGMENT INFORMATION (CONTINUED)
    The remaining differences from the segment amounts to the consolidated amounts relate principally to the corporate functions including administrative costs, corporate cash and related interest income.

NOTE 9.  SUBSEQUENT EVENTS

    On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations will be used in the Company's consumer-direct segment. The purchase price was 1,400,000 shares of the Company's common stock. 560,000 of these shares were issued to the seller at the purchase date and are valued at approximately $1,820,000. The remaining 840,000 shares were placed in escrow subject to release to Lowestrate and will be valued as additional purchase price if and when the contingencies are resolved. Certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non interest-bearing loan to Lowestrate, secured by 200,000 of the escrowed shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

    WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION CONCERNING OUR POSSIBLE OR ASSUMED FUTURE RESULTS OF OPERATIONS. ALSO, WHEN WE USE SUCH WORDS AS "BELIEVE," "EXPECT," "ANTICIPATE," "PLAN," "COULD," "INTEND" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD-LOOKING STATEMENTS. YOU SHOULD NOTE THAT AN INVESTMENT IN OUR SECURITIES INVOLVES CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT OUR FUTURE FINANCIAL RESULTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE" IN OUR ANNUAL REPORT ON FORM 10-K.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS.

OVERVIEW

    FiNet.com is a full service, on-line mortgage banker that offers an easy-to-use, one stop mortgage source for consumers and mortgage brokers. We operate one of the first sites on the Internet that enables the consumer to apply for and receive credit approval on-line, and to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by us and other lenders. We make the mortgage process easier and more understandable, while maintaining quality service by controlling the consumer's entire mortgage lending experience. We also provide on-line and e-commerce technologies and loan process management tools to mortgage broker businesses to enable them to compete more effectively with on-line and other national lenders and brokers and to help their customers make better informed borrowing decisions.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

On the loans that we sell, we generate revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights. This net gain is recognized based upon the difference between the combined selling price of the loans and their related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Interest income consists of the interest we receive on our mortgage loans held for sale.

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

IMPACT OF OUR DISCONTINUED UNITS--MICAL, COASTAL AND OUR SERVICING BUSINESS

    We incurred significant losses at both our Mical and Coastal subsidiaries in fiscal 1999. New management elected to discontinue these business units in the last half of fiscal 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing the servicing portfolios for sale. The servicing portfolio was sold late in the quarter ended July 31, 1999. Additional expense of $279,000 was recognized upon its sale, and is included in Cost of revenues in our Consolidated Statement of Operations. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the quarters ended July 31, 1999 and 1998:

                                                                             JULY 31    JULY 31
                                                                              1999       1998
                                                                            ---------  ---------
Revenues..................................................................  $     300  $   4,591
Cost of revenues..........................................................      1,335      3,404
                                                                            ---------  ---------
Gross profit..............................................................     (1,035)     1,187
Other expenses
  General and administrative..............................................        587      1,460
  Marketing and advertising...............................................          5        181
  Depreciation and amortization...........................................         30         10
  Other...................................................................         29         67
                                                                            ---------  ---------
Total expenses............................................................        651      1,718
                                                                            ---------  ---------
Loss from operations......................................................     (1,686)      (531)
Other interest expense....................................................         --        126
                                                                            ---------  ---------
Loss before income taxes..................................................     (1,686)      (657)
Income tax expense........................................................         --         --
                                                                            ---------  ---------
Net loss..................................................................  $  (1,686) $    (657)
                                                                            ---------  ---------
                                                                            ---------  ---------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1999 COMPARED TO JULY 31, 1998

REVENUES AND VOLUMES

    Total loan volume for FiNet's production units is summarized below.

                                                                      FOR THE THREE MONTHS
                                                                             ENDED
                                                                            JULY 31,
                                                                     ----------------------
                                                                        1999        1998
                                                                     ----------  ----------
                                                                         (IN THOUSANDS)
Business-to-business...............................................  $  112,995  $  342,619
Consumer-direct....................................................      52,151      58,504
                                                                     ----------  ----------
    Total Loan Volume..............................................  $  165,146  $  401,123
                                                                     ----------  ----------
                                                                     ----------  ----------

    Loan volume decreased $236.0 million, or 59%, to 165.1 million for the quarter ended July 31, 1999 from $401.1 million for the quarter ended July 31, 1998. Revenues decreased $6.1 million, or 75%, to $2.0 million for the quarter ended July 31, 1999 from $8.1 million for the quarter ended July 31, 1998. The volume decrease was attributable primarily to the volume of the discontinued business units that were no longer operating in the quarter ended July 31, 1999. Additionally, business-to-business segment volumes decreased in our continuing units. Mortgage lending rates have increased in the current fiscal year relative to the prior fiscal year, slowing mortgage industry originations. In addition, price decreases in effect during the quarter ended July 31, 1999 negatively impacted revenues since they were not offset by volume increases. We expect to increase revenues through acquisitions and strategic relationships, through the planned expansion of our sales force and through increased marketing and advertising. Subsequent to July 31, 1999 we acquired certain assets and operations of an east coast-based mortgage brokerage operation, Lowestrate.com, Inc. However, there can be no assurance that increased revenues will be achieved.

COST OF REVENUES AND GROSS PROFIT

    Cost of revenues decreased $2.8 million, or 50%, to $2.8 million for the quarter ended July 31, 1999 from $5.6 million for the quarter ended July 31, 1998. However, as a percentage of revenues, cost of revenues increased, decreasing our gross profit to (38%) of revenues. Compensation costs of production-related personnel, the primary component of cost of revenues in our continuing businesses, does not decrease proportionately with volume decreases. Gross profit was also negatively affected by loan loss provisions of $833,000 established for one of our discontinued business units and $279,000 of additional expense related to the sale of our servicing portfolio, neither of which were incurred in the quarter ended July 31, 1998.

    Warehouse interest expense decreased $370,000 or 73% to $135,000 for the quarter ended July 31, 1999 from $505,000 for the quarter ended July 31, 1999 primarily due to the volume decrease. In addition, we employed our excess cash to fund a large portion of our mortgage inventory during the quarter ended July 31, 1999, whereas for the quarter ended July 31, 1998, we financed over 95% of our mortgage inventory. The decrease in inventory financing in the July 1999 quarter compared to the 1998 quarter resulted in lower warehouse facility borrowings, contributing to the decrease in interest expense.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE

    Personnel costs and other general and administrative costs of our continuing businesses increased $1.0 million, or 30%, to $4.3 million in the quarter ended July 31, 1999 from $3.3 million in the quarter ended July 31, 1998. Decreases attributable to the discontinued units were offset by significant increases in personnel costs as well as professional fees at the continuing units. Personnel costs have increased as FiNet invests in the management team necessary to improve operations and financial condition. In addition, general and administrative expenses have increased significantly as the result of our spending associated with becoming Year 2000 compliant.

MARKETING AND ADVERTISING

    We have initiated a number of marketing relationships in recent months designed to attract prospective customers to our website, ultimately, to increase revenues. As a result, marketing and advertising has increased $391,000 or 87% to $842,000 for the quarter ended July 31, 1999 from $451,000 in the quarter ended July 31, 1998. FiNet intends to continue to significantly increase its spending on these relationships and branding, potentially spending up to $18 million in the next twelve months to achieve brand awareness and increase volumes.

OTHER INTEREST EXPENSE

    Other interest expense decreased $922,000, or 100%, to zero for the quarter ended July 31, 1999 from $922,000 for the quarter ended July 31, 1998. During the quarter ended July 31, 1998, we incurred other interest expense as we amortized our 3% subordinated convertible debt discount. We also incurred interest expense related to certain notes payable, a working capital line of credit, and borrowings for the previous purchase of servicing assets. These obligations were reduced to zero during the year ended April 30, 1999; therefore, we did not incur material interest expense other than warehouse interest expense during the quarter ended July 31, 1999.

FINANCIAL CONDITION

    FiNet continues to rely on external sources of equity financing to fund operations, to complete acquisitions and to make capital investments. The $35.7 million increase in stockholders' equity to $42.4 million at July 31, 1999 from $6.7 million at April 30, 1999 is due to increases resulting from private placements, partially offset by a loss of $6.3 million incurred during the current quarter.

    Our cash increased by $15.2 million to $19.4 million at July 31, 1999 from $4.2 million at April 30, 1999, as the result of cash received from private placements partially offset by our use of cash to fund some of our mortgage origination activities. During the prior year, we used our warehouse facility exclusively to finance approximately 95% of the funds advanced to the borrower in a mortgage origination transaction. During the current year, we employed either our excess cash or a combination of our cash and our warehouse facility to fund originations.

    Mortgage servicing rights decreased from $2.7 million at April 30, 1999 to zero at July 31, 1999. The servicing portfolio was sold late in the current fiscal quarter. We received cash of $710,000, and we recorded the balance due in "Accounts receivable" on our Consolidated Balance Sheet at July 31, 1999. We expect to collect substantially all of the balance due on this sale during the second and third quarters of the current fiscal year.

    Warehouse borrowings decreased $29.2 million, or 88%, from $33.0 million at April 30, 1999 to $3.8 million at July 31, 1999, as proceeds from loan sales repaid the associated borrowings and cash was

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

used to fund new loan inventory. We began using our excess cash to fund 100% of some originations instead of 5% of an origination, decreasing the amounts outstanding on our warehouse facilities. In addition, amounts outstanding on the warehouse facilities employed in our discontinued units are being paid, but no additional amounts will be drawn against those facilities. Accrued expenses increased as we increased our spending on professional services relating to the implementation of systems infrastructure required for Year 2000 preparedness and as marketing expenses increased in connection with our emphasis on branding our name.

    While FiNet's financial condition has improved as a result of equity issuances, our ability to improve our financial condition through improved results of operations is dependent on our ability to significantly increase loan origination volumes, to achieve highly efficient operations, and to manage warehouse and operating expenses given the level of volumes. Our financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurance that we will be able to improve our financial condition through profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

    The nature of the mortgage lending business requires us to advance cash on a daily basis to fund newly originated loans. These funds are provided either through conventional mortgage warehouse lines of credit, through "purchase repurchase" arrangements, or through the use of our cash balances. Additional cash resources, obtained primarily through the private placement of our common stock is used to satisfy our obligations to lenders, to fund ongoing expenses such as administration and marketing, to invest in product development and to expand our business geographically. Currently operations are not generating sufficient cash to meet our operating requirements.

    Operating activities including daily operating expenditures, repayment of warehouse borrowings and funding new originations used $26.3 million of cash during the quarter ended July 31, 1999.

    Our investing activities included investments of $798,000 in furniture, fixtures and equipment and the divestiture of our servicing portfolio. We received cash of $710,000 from our portfolio sale, and we expect to receive the balance of the cash due in the second quarter of fiscal 2000. We expect our capital spending to continue at comparatively higher levels as we complete our Year 2000 remediation program.

    Financing activities, primarily the issuance of common stock through private placements, provided $41.6 million during the fiscal quarter.

    On August 9, 1999 we entered into a new, one-year $75 million committed warehouse borrowing agreement with GMAC/RFC. The new agreement replaced the existing $35 million extended agreement. The new facility may be used for the origination or the acquisition of mortgage loans, and it is secured by mortgage loans which it funds. Borrowings under this agreement bear interest at LIBOR plus 1.75%. The agreement contains a number of covenants that, among other things, require us to maintain a minimum current ratio, a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth.

    If we continue to maintain at least our current level of working capital borrowing resources, we believe that our cash resources will be sufficient to finance our minimum working capital requirements for the coming twelve months.

POTENTIAL FOR NASDAQ DELISTING

    There are several requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq"), including a minimum stock price of $1.00 per share. If our common share price closes below $1.00 per

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

    In December 1998, we received notice from Nasdaq that we had not met required financial ratio criteria for continued listing on the Nasdaq. Nasdaq requested that we maintain a minimum net worth of $2 million and submit to Nasdaq certain periodic financial reporting until July 1999. We complied with Nasdaq's special reporting request and required ratio criteria during the quarter.

YEAR 2000 READINESS

    The Year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations and information by properly interpreting the year. The year 2000 issue could potentially impact our business-critical computerized applications relating to, among others, loan origination, servicing, pipeline management, hedging, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. We have assembled a project team of consultants, executive personnel and personnel from the information technology, operations and finance departments to:

    - assess the readiness of our systems, and the systems of our vendors and suppliers, third-party service providers, customers and financial institutions;

    - replace or correct through program changes all our non-compliant applications; and

    - develop contingency plans in the event that systems and services are not compliant.

    The Year 2000 readiness project is scheduled to be complete on September 30, 1999. The project consists of eight phases: inventory, assessment, planning, remediation, loan origination testing, loan origination interface testing, other interfaces and core business systems validation and testing, and business community planning. In addition, we expect to spend up to an additional $200,000 remedying our desktop computers and network. We do not expect any additional significant costs of making our computer systems year 2000 compliant.

    The Company believes that given the hardware and software replacement/modifications that it foresees, the risk of material financial loss or operational disruption that might lead to financial loss is low to medium. However, due to the nature of the mortgage banking industry there are a significant number of outside third party interfaces that the Company relies on for conducting business effectively. Their level of compliance significantly influences the Company's level of risk of disruption to operations, which ultimately impacts the Company's results of operations and financial condition.

    The Company is considering various contingency actions including alternative vendors. The Year 2000 project plan calls for a fall back to manual procedures if absolutely necessary, but the Company considers Year 2000 to be a critical project and is addressing it as such.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

    FiNet's primary market risk of loss is interest rate risk. From the time we extend an interest rate commitment to the borrower until the loan is priced for sale to an investor, we are subject to interest rate risk. If interest rates rise during that period, the price at which the loan can be sold to an investor declines,

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

resulting in a loss on the sale of the loan. We attempt to mitigate such losses and manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. Before entering into hedging transactions, we analyze our loans with committed interest rates (pipeline loans). We consider factors such as the estimated portion of loans that will ultimately be funded, note rates, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions.

    FiNet attempts to make forward commitments for, and hedge substantially all, of its estimated interest rate risk on the loans. We had mandatory and optional forward commitments at July 31 and April 30, 1999 aggregating $41.0 million and $43.8 million, respectively. These commitments covered the market risk associated with mortgages held for sale to investors of $26.0 million and $33.4 million, and our pipeline loans for which interest rates were committed at July 31 and April 30, 1999 of $32.4 million and $25.6 million, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into these arrangements with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

                          PART II.  OTHER INFORMATION
                           ITEM 1.  LEGAL PROCEEDINGS

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

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its current directors. The complaint alleges, among other things, that the plaintiff and our current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that we issued to our current director 1,800,000 shares of stock and that our current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of our common stock and punitive damages as to certain of the claims. FiNet.com and our current director have each filed a general denial of all claims. We intend to defend vigorously against the Action and believe that the ultimate resolution will not have a material adverse effect in our business, results of operations or financial condition.

    FiNet.com and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. We do not expect that the aggregate liability or loss, if any, resulting therefrom or from the matters described above will have a material adverse effect on our business results of operations or financial condition.

               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In May 1999, FiNet issued 3,347,039 shares of common stock in a private placement for net proceeds of $13,019,000.

    In June 1999, FiNet issued 7,712,081 shares of common stock in a private placement for net proceeds of $28,964,000.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1  Financial Data Schedule

Reports on Form 8-K:

  DATE        ITEM      DESCRIPTION
---------     -----     ------------------------------------------------------------------------------------------------
06/24/99            5   Announcement of earnings for the fiscal year ended April 30, 1999

06/28/99            5   Announcement of the completion of a $30 million private placement of common shares

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FINET.COM, INC.

Date: September 14, 1999                    /s/ MARK L. KORELL
                                ------------------------------------------
                                              Mark L. Korell
                                  (CEO AND PRINCIPAL EXECUTIVE OFFICER)

Date: September 14 , 1999                   /s/ GARY A. PALMER
                                ------------------------------------------
                                              Gary A. Palmer
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER)