Form 10-Q
period 1999-10-31
FINET COM INC
filed 1999-12-15
CIK 852450

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-Q

          / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                            ------------------------

                        COMMISSION FILE NUMBER: 0-18108

                            ------------------------

                                FINET.COM, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
            (State or jurisdiction of incorporation or organization)

                          2527 CAMINO RAMON, SUITE 200
                              SAN RAMON, CA 94583
                    (Address of Principal Executive Office)

                                   94-3115180
                      (IRS Employer Identification Number)

                                 (925) 242-6500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                           Yes / /      No / /


         As of December 9, 1999 93,432,564 shares of the Registrant's Common Stock, $.01 par value were issued and outstanding.

INDEX

                         PART I - FINANCIAL INFORMATION

        ITEM                             DESCRIPTION                             PAGE
        ----                             -----------                             ----
        1.   Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets
                October 31, 1999 and April 30, 1999                                3

             Unaudited Condensed Consolidated Statements of Operations
                Six Months and Three Months Ended October, 1999 and 1998           4

             Unaudited Condensed Consolidated Statements of Cash Flow
                Six Months Ended October 31, 1999 and 1998                         5

             Notes to Unaudited Condensed Consolidated Financial Statements        6

        2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                           11

        3.   Quantitative and Qualitative Analysis of Market Risk                 19

                           PART II - OTHER INFORMATION

        1.   Legal Proceedings                                                    19

        2.   Changes in Securities                                                20

        4.   Submission of Matters to a Vote of Security Holders                  20

        6.   Exhibits and Reports on Form 8-K                                     20

             Signatures                                                           21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                        FINET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     OCTOBER 31      APRIL 30
                                                                                        1999           1999
                                                                                    ------------    ----------
                                                                                       (AMOUNTS IN THOUSANDS)
                                      ASSETS                                         (UNAUDITED)
Cash and cash equivalents ...................................................          $  27,993     $   4,202
Marketable equity securities ................................................              2,700             -
Accounts receivable, net of allowances of $1,121 and $2,150 .................              2,888         2,245
Mortgages held for sale, net of allowances of $2,701 and $3,851 .............             42,280        33,438
Mortgage servicing rights ...................................................                  -         2,693
Furniture, fixtures & equipment, net ........................................              3,475         1,575
Goodwill ....................................................................              1,704             -
Other assets ................................................................              3,425         1,102
                                                                                       ----------    ----------
Total assets ................................................................          $  84,465     $  45,255
                                                                                       ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit .........................................             37,925     $  33,038
Accounts payable ............................................................                137           517
Notes payable and capitalized leases ........................................                182           481
Accrued expenses and other liabilities ......................................              5,895         4,531
                                                                                       ----------    ----------
         Total liabilities ..................................................             44,139        38,567

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized, 93,392 and
78,638 shares issued and outstanding at October 31 and April 30, 1999,
respectively) ...............................................................                933           786
 Additional paid-in capital .................................................            100,966        53,782
 Accumulated deficit ........................................................            (62,452)      (47,880)
 Other comprehensive income .................................................                879             -
                                                                                       ----------    ----------
 Total stockholders' equity .................................................             40,326         6,688
                                                                                       ----------    ----------
           Total liabilities and stockholders' equity .......................          $  84,465     $  45,255
                                                                                       ==========    ==========



                             See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       OCTOBER 31                OCTOBER 31
                                                                ------------------------  -------------------------
                                                                    1999         1998         1999           1998
                                                                ------------------------  -------------------------
                                                                             (AMOUNTS IN THOUSANDS)
Revenues .............................................          $  2,371     $  6,586     $  4,415       $ 14,727
Cost of revenues .....................................             2,220        5,178        5,034         10,831
                                                                ---------    ---------    ---------      ---------
Gross profit (loss) ..................................               151        1,408         (619)         3,896
Operating expenses
     General and administrative ......................             4,477        3,731        8,789          6,995
     Marketing and advertising .......................             3,231          188        4,073            639
     Depreciation and amortization ...................               301          290          390            541
     Other ...........................................               373          709          700            857
                                                                ---------    ---------    ---------      ---------
        Total expenses ...............................             8,382        4,918       13,952          9,032
                                                                ---------    ---------    ---------      ---------

Loss from operations .................................            (8,231)      (3,510)     (14,571)        (5,136)
                                                                ---------    ---------    ---------      ---------
Other interest expense ...............................                 -        1,321            -          2,243
                                                                ---------    ---------    ---------      ---------
Loss before income taxes .............................            (8,231)      (4,831)     (14,571)        (7,379)
Income tax expense ...................................                 -            -            -              -
                                                                ---------    ---------    ---------      ---------
Net loss .............................................          $ (8,231)    $ (4,831)    $(14,571)      $ (7,379)
                                                                =========    =========    =========      =========

Basic and diluted net loss per common share ..........          $  (0.09)    $  (0.15)    $  (0.17)      $  (0.23)
                                                                ---------    ---------    ---------      ---------
Weighted average common shares used in computing basic
  and diluted net loss per common share                           92,276       32,913       88,221         32,693
                                                                ---------    ---------    ---------      ---------

                             See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED )

                                                                                     SIX MONTHS ENDED OCTOBER 31
                                                                                       1999              1998
                                                                                     ----------       ----------
                                                                                        (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss ..................................................................          $(14,571)        $ (7,379)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................               444            1,569
   Imputed interest from convertible debentures ...........................                 -            1,959
   Asset valuation adjustments ............................................               181                -
   (Gain) loss on sale of mortgage servicing rights .......................                 -             (420)
   Changes in operating assets and liabilities:
      (Increase) decrease in mortgage loans held for sale .................            (8,841)           9,244
      (Increase) decrease in receivables from sales of mortgage
        loans, servicing rights and other receivables .....................               200                4
      (Increase) decrease in other assets .................................            (2,682)            (467)
      Net increase (decrease) in warehouse borrowings .....................             4,887           (9,820)
      Increase (decrease) in accounts payable and accrued expenses ........               896           (2,216)
                                                                                     ---------------------------
Net cash used in operating activities .....................................           (19,486)          (7,526)

INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights ...........................             1,848            1,509
Purchase of furniture, fixtures and equipment .............................            (2,408)            (248)
Cash acquired in acquisition ..............................................                 -              185
Acquisition of purchased technology and intangibles .......................                 -             (481)
Other .....................................................................                 -               12
                                                                                     ---------------------------
Net cash provided by (used in) investing activities .......................              (560)             977

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses ...................            41,893                -
Proceeds from issuance of convertible debt ................................                 -            1,384
Proceeds from issuance of preferred stock .................................                 -            2,286
Proceeds from the exercise of common stock warrants and options ...........             2,153              197
Proceeds from advances on note payable and line of credit .................                 -            1,400
Repayment of note payable, capitalized leases and line of credit ..........              (209)            (309)
Other equity ..............................................................                 -             (450)
                                                                                     ---------        ----------
Net cash provided by financing activities .................................            43,837            4,508
                                                                                     ---------        ----------
Net increase (decrease) in cash ...........................................            23,791           (2,041)
Cash at beginning of period ...............................................             4,202            2,178
                                                                                     ---------        ----------
Cash at end of period .....................................................          $ 27,993         $    137
                                                                                     =========        ==========
SUPPLEMENTAL DISCLOSURES:
  Interest paid ...........................................................          $    267         $  3,779
  Taxes paid ..............................................................          $     49         $      2

                             See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

ORGANIZATION

         FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to consumers and mortgage broker businesses, including online mortgage services. The Company primarily markets its consumer mortgage services through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its consumer direct and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate loans in 47 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

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

         The Company has experienced losses in recent fiscal years and had an accumulated deficit at October 31, 1999 of $62,452,000. Net losses are expected for the foreseeable future. Equity capital has been raised to fund operations. The Company's cash on hand at October 31, 1999 was $27,993,000. Future capital requirements depend on many factors including the Company's ability to execute its business plan. To execute its business plan, the Company may need to raise additional capital through the issuance of debt or equity. There can be no assurance that the Company will be able to raise additional capital, or that such capital will be available at all on satisfactory terms. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 2.  BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

         The accompanying financial statements as of October 31, 1999 and October 31, 1998 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods ending and as of October 31, 1999 and 1998. These financials statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The results for the three and six month periods ended October 31, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

         Beginning December 31, 1999, FiNet.com, Inc. will change its year end from a fiscal year ending April 30, to a calendar year ending December
31. Results for the eight-month transition period ending December 31, 1999 will be reported in the next annual reporting period on Form 10-K which will be dated December 31, 1999.

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

         The Company's revenue components for the period ended October 31 are:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   OCTOBER 31                    OCTOBER 31
                                                                 (IN THOUSANDS)                (IN THOUSANDS)
                                                                1999        1998             1999         1998
                                                             --------     --------         --------     --------
Revenues:
Warehouse interest income                                    $   660      $ 2,154          $ 1,109      $ 3,957
Gain on sale of servicing rights and mortgage loans              848        3,216            1,669        8,618
Loan servicing fees                                               38          217              286          570
Loan brokerage fees                                              248          890              629        1,375
Other                                                            577          109              722          207
                                                             --------     --------         --------     --------
Total revenues                                               $ 2,371      $ 6,586          $ 4,415      $14,727
                                                             ========     ========         ========     ========

         For the three month and six month periods ended October 31, 1998, direct loan origination costs were included in the computation of the gain or loss on sale of the related loans. The components of the prior period statements of operations have been reclassified and condensed to conform to the presentation of the quarter ended October 31, 1999.

                        FINET.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  ACQUISITION

         On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations will be used in the Company's consumer-direct segment. The purchase price was 1,400,000 shares of the Company's common stock. 560,000 of these shares were issued to the seller at the purchase date and are valued at approximately $1,820,000. The remaining 840,000 shares were placed in escrow subject to release to Lowestrate and will be valued as additional purchase price when the contingencies are satisfied. Certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non interest-bearing loan to Lowestrate, secured by 200,000 of the escrowed shares. The $500,000 note is included in the Company's "Accounts Receivable" on its Consolidated Balance Sheet at October 31, 1999.

         Subsequent to the asset and operations purchase date and until appropriate licensing requirements were completed, Monument performed certain processing and marketing services for Lowestrate and recorded fees and expenses related to these services. The licensing requirements were completed subsequent to October 31, 1999. Accordingly, subsequent to the licensing date, Monument Mortgage will employ the remaining Lowestrate employees, and FiNet's results of operations will include the activities of those employees.

         On October 28, 1999, the Company acquired the remaining 50% interest of a joint venture, increasing its interest to 100%. The purchase price was 600,000 shares of the Company's common stock. The only assets of the joint venture are marketable equity securities. The joint venture has no operating activities.


NOTE 4.   MORTGAGE SERVICING RIGHTS

         Mortgage servicing rights and the related valuation allowance activity were as follows:

                                                               OCTOBER 31     OCTOBER  31
                                                                 1999              1998
                                                               -----------    -----------
                                                                    (IN THOUSANDS)
         Balance at beginning of year                          $ 2,693           $ 5,478
         Additions                                                   -             1,231
         Sales                                                  (2,693)           (1,330)
         Scheduled amortization                                      -              (919)
         Impairment additions charged to operations                  -                 -
         Impairment reductions credited to operations                -                 -
                                                               ----------      ----------
         Ending balance                                        $     -           $ 4,460
                                                               ==========      ==========

         In connection with mortgage servicing activities, the Company segregates, escrow and custodial funds in a separate trust account and excludes this balance of $138,000 and $3.7 million at October 31, 1999 and April 30, 1999, respectively, from its balance sheet.

NOTE 5.  FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment consists of the following:

                                              OCTOBER 31          APRIL 30
                                                 1999               1999
                                              -----------------------------
                                                     (IN THOUSANDS)
Furniture and fixtures                         $   781           $   315
Computer equipment                               3,946             2,650
Office equipment                                 1,722             1,622
Leasehold improvements                             215               243
                                               --------          --------
Total cost                                       6,664             4,830
Less: accumulated depreciation                  (3,189)           (3,255)
                                               --------          --------



Net furniture, fixtures and equipment          $ 3,475           $ 1,575
                                               ========          ========

                        FINET.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.           BORROWING ARRANGEMENTS

         Borrowing arrangements consist of the following:

                                                                         OCTOBER 31        APRIL 30
                                                                            1999             1999
                                                                         ----------       ---------
                                                                               (IN THOUSANDS)
         WAREHOUSE AND OTHER LINES OF CREDIT
         Warehouse lines of credit:
             $75 million committed and $35 million
               uncommitted respectively, bearing interest at              37,913          $30,906
               LIBOR + variable spread, expires May 31, 2000
             $10 million committed, bearing interest at                        -            1,001
               LIBOR + 2.5%, expired December 31, 1998
         Purchase/Repurchase agreements:
             $10 million, bearing interest at prime                            -              138
             $10 million, bearing interest at prime                           12              993
                                                                          ------          -------
                                                                          37,925          $33,038
                                                                          ======          =======
         Notes payable and capitalized leases (various rates)                182          $   481
                                                                          ======          =======

WAREHOUSE LINES OF CREDIT

         The Company's continuing operations employed a $75 million revolving warehouse facility during the period. The remaining facilities with balances at April 30, 1999 were used by the Company's discontinued operations, and, after the balances are liquidated, will not be renegotiated. In August, 1999, the Company entered into a new lending agreement with its primary warehouse lender, GMAC/RFC. The new agreement provides the Company with a committed
$75 million warehouse borrowing facility that carries an interest rate of LIBOR plus 1.75%. The agreement expires on May 31, 2000. For the three month periods ended October 31, 1999 and 1998, the Company recorded warehouse interest expense of $162,000 and $2,228,000, respectively. For the six month periods ended October 31, 1999 and 1998, the Company recorded interest expense of $297,000 and $3,886,000 respectively. Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At October 31, 1999, and April 30, 1999, LIBOR was 5.41% and 4.90%, respectively, and the prime rate was 8.25 % and 7.25%, respectively.

Our available credit lines also include Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program). Under the ASAP Plus program, Fannie Mae funds us on the loans we deliver to them upon receipt of appropriate mortgage collateral. Fannie Mae subsequently purchases the mortagage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. While approximately 66% of loans funded by Monument Mortgage in fiscal 1999 were sold to Fannie Mae, we have not used the ASAP Plus program since Fannie Mae reinstituted our eligibility on February 1, 1999 after a period of ineligibility due to our financial condition and management structure.

WAREHOUSE FACILITY COVENANTS

         The agreement for the warehouse line of credit (the "Agreement") contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the Agreement, outstanding principal and interest are due on demand. At April 30, 1999, the Company was in violation of various financial covenants related to its non-primary warehouse lenders. The Company is negotiating the closure of these warehouse lines. At
October 31, 1999, the Company was in default of certain financial covenants with its primary warehouse lender. The Company has obtained a waiver of this default.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

NOTE 8.  STOCKHOLDERS' EQUITY

         During the six months ended October 31, 1999, FiNet issued 11,059,120 shares of common stock for net proceeds of $41,205,000 through private placements.

         FiNet recorded $879,000 of "Other comprehensive income" relating to unrealized gains on marketable equity securities held as available for sale at October 31, 1999.


NOTE 9.  SEGMENT INFORMATION

         The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. The Company has identified two reportable business segments: business to business and consumer direct. Information related to the Company's reportable operating segments is shown below.

                                                    THREE MONTHS ENDED          SIX MONTH ENDED
                                                        OCTOBER 31                 OCTOBER 31
                                                 ---------------------       ---------------------
                                                    1999        1998           1999         1998
                                                 --------     --------       --------     --------
                                                     (IN THOUSANDS)             (IN THOUSANDS)
Revenue
                   Business-to-business          $  1,511     $  5,110       $  3,054     $ 12,278
                   Consumer-direct                    296        1,366            797        2,339
                                                 --------     --------       --------     --------
Segment Revenue                                     1,807        6,476          3,851       14,617
                   Corporate                          564          110            564          110
                                                 --------     --------       --------     --------
                                                 $  2,371     $  6,586       $  4,415     $ 14,727
                                                 ========     ========       ========     ========
Operating income
                   Business-to-business            (5,853)        (653)        (7,937)        (468)
                   Consumer-direct                   (741)        (832)        (1,796)      (2,001)
                                                 --------     --------       --------     --------
Segment operating income                           (6,594)      (1,485)        (9,733)      (2,469)
                   Corporate                       (1,637)      (3,346)        (4,838)      (4,910)
                                                 --------     --------       --------     --------
                                                 $ (8,231)    $ (4,831)      $(14,571)    $ (7,379)
                                                 ========     ========       ========     ========
Capital expenditures
                   Business-to-business             1,507           24          2,045          107
                   Consumer-direct                     96           52            130           58
                                                 --------     --------       --------     --------
Segment Capital expenditures                        1,603           76          2,175          165
                   Corporate                            7          336            233          349




                                                 --------     --------       --------     --------
                                                 $  1,610     $    412       $  2,408     $    514
                                                 ========     ========       ========     ========

                                                                             October      April 30
                                                                                  31         1999
                                                                             --------     --------
Identifiable assets
                   Business-to-business                                        75,083       40,141
                   Consumer-direct                                              4,571        3,211
                                                                             --------     --------
Segment Identifiable assets                                                    79,654       43,352
                   Corporate                                                    4,811        1,903
                                                                             --------     --------
                                                                             $ 84,465     $ 45,255
                                                                             ========     ========
Long-lived assets
                   Business-to-business                                         2,477          624
                   Consumer-direct                                                185          311
                                                                             --------     --------
Segment long-lived assets                                                       2,662          935
                   Corporate                                                      813          640
                                                                             --------     --------
                                                                             $  3,475     $  1,575
                                                                             ========     ========

         The remaining differences from the segment amounts to the consolidated amounts relate principally to the corporate functions including administrative costs, corporate cash and related interest income.


NOTE 10. SUBSEQUENT EVENTS

         Mark L. Korell, Chairman, Chief Executive Officer and Director retired effective January 15, 2000. His retirement triggered an event of default under the Company's warehouse lending agreement with Residential Funding
Corporation.


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

         Our costs and expenses related to revenues consist largely of:

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

IMPACT OF OUR DISCONTINUED UNITS-MICAL, COASTAL AND OUR SERVICING BUSINESS

         We incurred significant losses at both our Mical and Coastal subsidiaries in fiscal 1999. New management elected to discontinue these business units in the last half of fiscal 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing the servicing portfolios for sale. The servicing portfolio was sold late in the quarter ended July 31, 1999, and $279,000 of additional expense was recognized upon its sale. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the three and six month periods ended October 31, 1999 and 1998:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      OCTOBER 31                   OCTOBER 31
                                                ----------------------       ----------------------
                                                   1999          1998           1999          1998
                                                --------      --------       --------      --------
                                                    (IN THOUSANDS)               (IN THOUSANDS)
Revenues                                        $   101       $ 3,204        $   401       $ 7,795
Cost of revenues                                    218         2,752          1,553         6,156
                                                --------      --------       --------      --------
Gross profit                                       (117)          452         (1,152)        1,639
Other expenses
         General and administrative                 294         1,158            881          2618
         Marketing and advertising                   (2)           86              3           267
         Depreciation and amortization                -           134             30           144
         Other                                       73           676            102           743
                                                --------      --------       --------      --------
Total expenses                                      365         2,054          1,016         3,772
                                                --------      --------       --------      --------
Loss from operations                               (482)       (1,602)        (2,168)       (2,133)
Other interest expense                                -           (84)             -            42
                                                --------      --------       --------      --------
Loss before income taxes                           (482)       (1,518)        (2,168)       (2,175)
Income tax expense                                    -             -              -             -
                                                --------      --------       --------      --------
Net loss                                        $  (482)      $(1,518)       $(2,168)      $(2,175)
                                                ========      ========       ========      ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO OCTOBER 31, 1998

REVENUES AND VOLUMES

         Total loan volume for FiNet's production units is summarized below.

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       OCTOBER 31
                                                                                 1999              1998
                                                                                     (IN THOUSANDS)
                   Business to Business ....................................  $ 172,022         $ 330,581
                   Consumer-direct .........................................     24,371            87,287
                                                                              -----------------------------
                            Total Loan Volume ..............................  $ 196,393         $ 417,868
                                                                              =============================

         Loan volume decreased $221.5 million, or 53%, to $196.4 million for the quarter ended October 31, 1999 from $417.9 million for the quarter ended October 31, 1998. Revenues decreased $4.2 million, or 64%, to $2.4 million for the quarter ended October 31, 1999 from $6.6 million for the quarter ended October 31, 1998. The volume decrease was attributable primarily to the volume of the discontinued business units that were no longer operating in the quarter ended October 31, 1999. Additionally, business-to-business segment volumes decreased in our continuing units. Mortgage lending rates have increased in the current fiscal year relative to the prior fiscal year, slowing mortgage industry originations. In addition, price decreases in effect during the quarter ended October 31, 1999 negatively impacted revenues since they were not offset by volume increases. We expect to increase revenues through the planned expansion of our sales force and increased emphasis on the business to business segment, through acquisitions and through strategic relationships. However, there can be no assurance that increased revenues will be achieved.

COST OF REVENUES AND GROSS PROFIT

         Cost of revenues decreased $3.0 million, or 57%, to $2.2 million for the quarter ended October 31, 1999 from $5.2 million for the quarter ended October 31, 1998. However, as a percentage of revenues, cost of revenues increased, decreasing our gross profit to 6% of revenues. Compensation costs of production-related personnel, the primary component of cost of revenues in our continuing businesses, does not decrease proportionately with volume decreases.


         Warehouse interest expense decreased $2.1 million or 93% to $162,000 for the quarter ended October 31, 1999 from $2.2 million for the quarter ended October 31, 1998 primarily due to the volume decrease. In addition, in October of 1998, RFC increased the interest rates on the Company's borrowings to 4% in excess of the rates otherwise applicable; in fiscal 1999, the excess rates were not levied. Also, in fiscal 1999, RFC allowed certain excess cash balance accounts to be offset against amounts due on warehouse borrowings, thereby further reducing the company's warehouse interest expense for the current fiscal period compared to the comparable period of the prior year.

         In addition, we employed our excess cash to fund a large portion of our mortgage inventory during a portion of the six months ended October 31, 1999, whereas for the six months ended October 31, 1998, we financed over 95% of our mortgage inventory. The decrease in inventory financing in the period ending October 1999 compared to the quarter ending October contributed to lower warehouse facility borrowings, contributing to the decrease in interest expense.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL AND ADMINISTRATIVE

         Personnel costs and other general and administrative costs of our continuing businesses increased $1.7 million, or 63%, to $4.2 million in the quarter ended October 31, 1999 from $2.5 million in the quarter ended October 31, 1998. Decreases attributable to the discontinued units were offset by significant increases in personnel costs as well as professional fees at the continuing units. Personnel costs have increased as FiNet increased its management team and hired additional sales and production employees. In addition, general and administrative expenses have increased significantly as the result of our spending associated with becoming Year 2000 compliant.

MARKETING AND ADVERTISING

         We have initiated a number of marketing relationships in recent months designed to attract prospective customers to our website, with the intent of increasing revenues. As a result, marketing and advertising has increased $3.0 million to $3.2 million for the quarter ended October 31, 1999 from $188,000 in the quarter ended October 31, 1998. FiNet intends to significantly decrease its spending on branding over the subsequent twelve months relative to spending incurred in the current quarter.

OTHER INTEREST EXPENSE

         Other interest expense decreased $1.3 million to zero for the quarter ended October 31, 1999. During the quarter ended October 31, 1998, we incurred other interest expense as we amortized our 3% subordinated convertible debt discount. We also incurred interest expense related to certain notes payable, a working capital line of credit, and borrowings for the previous purchase of servicing assets. These obligations was reduced to zero during the year ended April 30, 1999; therefore, we did not incur material interest expense other than warehouse interest expense during the quarter ended October 31, 1999.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

REVENUES AND VOLUMES

         Total loan volume for FiNet's production units is summarized below.

                                                                           FOR THE SIX MONTHS ENDED
                                                                                  OCTOBER 31
                                                                             1999              1998
                                                                                (IN THOUSANDS)
                   Business to Business ...............................  $ 285,017         $ 145,791
                   Consumer-direct ....................................     76,522           673,200
                                                                         -----------------------------
                            Total Loan Volume .........................  $ 361,539         $ 818,991
                                                                         =============================

         Loan volume decreased $457.4 million, or 56%, to $361.6 million for the six months ended October 31, 1999 from $819.0 million for the six months ended October 31, 1998. Revenues decreased $10.3 million, or 70%, to $4.4 million for the six months ended October 31, 1999 from $14.7 million for the six months ended October 31, 1998. The volume decrease was attributable primarily to the volume of the discontinued business units that were no longer operating in the six months ended October 31, 1999. Additionally, business-to-business segment volumes decreased in our continuing units. Mortgage lending rates have increased in the current fiscal year relative to the prior fiscal year, slowing mortgage industry originations. In addition, price decreases negatively impacted revenues since they were not offset by volume increases. We expect to increase revenues through the planned expansion of our sales force and increased emphasis on the business to business segment, and through acquisitions and strategic relationships. However, there can be no assurance that increased revenues will be achieved.

COST OF REVENUES AND GROSS PROFIT

         Cost of revenues decreased $5.8 million, or 54%, to $5.0 million for the six months ended October 31, 1999 from $10.8 million for the six months ended October 31, 1998. However, as a percentage of revenues, cost of revenues increased, decreasing our gross profit to (14)% of revenues. Compensation costs of production-related personnel, the primary component of cost of revenues in our continuing businesses, does not decrease proportionately with volume decreases. Gross profit was also negatively affected by loan loss provisions of $833,000 established for one of our discontinued business units and $279,000 of additional expense related to the sale of our servicing portfolio, neither of which were incurred in the six months ended October 31, 1998.

         Warehouse interest expense decreased $3.6 million or 92% to $297,000 for the six months ended October 31, 1999 from $3.9 million for the six months ended October 31, 1998 primarily due to the volume decrease. In addition, we employed our excess cash to fund our mortgage inventory during a portion of the six month period, whereas for the period ended October 31, 1998, we financed over 95% of our mortgage inventory. Also, in fiscal 1999, our primary warehouse lender allowed certain excess cash balance accounts to be offset against amounts due on warehouse borrowings, thereby further reducing the company's warehouse interest expense for the current fiscal period compared to the comparable period of the prior year. The decrease in inventory financing in the period ended October 1999 compared to the 1998 period resulted in lower warehouse facility borrowings, contributing to the decrease in interest expense.

GENERAL AND ADMINISTRATIVE

         Personnel costs and other general and administrative costs of our continuing businesses increased $3.5 million, or 81%, to $7.9 million in the six months ended October 31, 1999 from $4.4 million in the quarter ended October 31, 1998. Decreases attributable to the discontinued units were offset by significant increases in personnel costs as well as professional fees at the continuing units. Personnel costs have increased as FiNet increased its management team and hired additional sales and production employees. In addition, general and administrative expenses have increased significantly as the result of our spending associated with becoming Year 2000 compliant.

MARKETING AND ADVERTISING

         We have initiated a number of marketing relationships in recent months designed to attract prospective customers to our website, with the intent of increasing revenues. As a result, marketing and advertising has increased $3.4 million to $4.1 million for the six months ended October 31, 1999 from $639,000 in the six months ended October 31, 1998. FiNet intends to significantly decrease its spending on branding over the subsequent twelve months relative to spending incurred in the current six month period.

OTHER INTEREST EXPENSE

         Other interest expense decreased $2.2 million to zero for the six months ended October 31, 1999 from $2.2 million for the six months ended October 31, 1998. During the quarter ended October 31, 1998, we incurred other interest expense as we amortized of our 3% subordinated convertible debt discount. We also incurred interest expense related to certain notes payable, a working capital line of credit, and borrowings for the previous purchase of servicing assets. These obligations was reduced to zero during the year ended April 30, 1999; therefore, we did not incur material interest expense other than warehouse interest expense during the quarter ended October 31, 1999

FINANCIAL CONDITION

         FiNet continues to rely on external sources of equity financing to fund operations, to complete acquisitions and to make capital investments. The $33.6 million increase in stockholders' equity to $40.3 million at October 31, 1999 from $6.7 million at April 30, 1999 is due to increases in equity resulting primarily from private placements and warrant exercises, partially offset by a loss of $14.6 million incurred for the the six month period ended October 31, 1999.

         Our cash increased by $23.8 million to $28.0 million at October 31, 1999 from $4.2 million at April 30, 1999, as the result of cash received from private placements partially offset by our use of cash to fund some of our mortgage origination activities and to make capital investments. In addition, during the prior year, we used our warehouse facility exclusively to finance approximately 95% of the funds advanced to the borrower in a mortgage origination transaction. During the current year, we employed either our excess cash or a combination of our cash and our warehouse facility to fund originations.

         Mortgage servicing rights decreased from $2.7 million at April 30, 1999 to zero at October 31, 1999. The servicing portfolio was sold late in the quarter ended July 31, 1999. We received cash of $1.8 million, and we recorded the balance due in "Accounts receivable" on our Consolidated Balance Sheet at July 31, 1999. We expect to collect substantially all of the balance due on this sale during the balance of the current fiscal year and the first half of the year beginning January 1, 2000.

         Warehouse borrowings increased $4.9 million, or 15%, from $33.0 million at April 30, 1999 to $37.9 million at October 31, 1999 as the Company's loan originations increased late in the period ended October 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The nature of the mortgage lending business requires us to advance cash on a daily basis to fund newly originated loans. These funds are provided either through conventional mortgage warehouse lines of credit, through "purchase repurchase" arrangements, or through the use of our cash balances. Additional cash resources, obtained primarily through the private placement of our common stock are used to satisfy its obligations to lenders, to fund ongoing expenses such as administration and marketing, to invest in product development and to expand our business geographically. Currently operations are not generating sufficient cash to meet our operating requirements.

         Operating activities including daily operating expenditures, repayment of warehouse borrowings and funding new originations used $19.5 million of cash during the six months ended October 31, 1999.

         Our investing activities included investments of $2.4 million in furniture, fixtures and equipment and the divestiture of our servicing portfolio. We received cash of $1.8 million from our portfolio sale, and we expect to receive the balance of the cash due during the remainder of the current fiscal year and in the first quarter of the year beginning January 1, 2000. We expect our capital spending to decrease significantly as we have completed our Year 2000 remediation program and we have consolidated our west coast operations into one facility.

         Financing activities, primarily the issuance of common stock through private placements and warrant exercises, provided $43.8 million during the six months ended October 31, 1999.

         On August 9, 1999 we entered into a new, $75 million committed warehouse borrowing agreement with GMAC/RFC. The new agreement replaced the existing $35 million extended agreement. The agreement expires May 31, 2000. The new facility may be used for the origination or the acquisition of mortgage loans, and it is secured by mortgages loans which it funds. Borrowings under this agreement bear interest at LIBOR plus 1.75%. The agreement contains a number of covenants that, among other things, require us to maintain a minimum current ratio, a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth.

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

         In December 1998, we received notice from Nasdaq that we had not met required financial ratio criteria for continued listing on the Nasdaq. Nasdaq requested that we maintain a minimum net worth of $2 million and submit to Nasdaq certain periodic financial reporting until July 1999. We have complied with Nasdaq's special reporting request and required ratio criteria.

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

         The Year 2000 readiness project was completed on schedule during the quarter ended October 31, 1999. The project consisted of eight phases: inventory, assessment, planning, remediation, loan origination testing, loan origination interface testing, other interfaces and core business systems validation and testing, and business community planning. We do not expect any additional significant costs of making our computer systems Year 2000 compliant.

        The Company believes that given the hardware and software replacement/modifications that it successfully completed, the risk of material financial loss or operational disruption that might lead to financial loss is low to medium. However, due to the nature of the mortgage banking industry there are a significant number of outside third party interfaces that the Company relies on for conducting business effectively. Their level of compliance significantly influences the Company's level of risk of disruption to operations, which ultimately impacts the Company's results of operations and financial condition.

          The Year 2000 project plan calls for a fall back to manual procedures if absolutely necessary, but the Company considers Year 2000 to be a critical project and is addressing it as such.



          ITEM 3. QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

         FiNet's primary market risk of loss is interest rate risk. From the time we extend an interest rate commitment to the borrower until the loan is priced for sale to an investor, we are subject to interest rate risk. If interest rates rise during that period, the price at which the loan can be sold to an investor declines, resulting in a loss on the sale of the loan. We attempt to mitigate the such losses and manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. Before entering into hedging transactions, we analyze our loans with committed interest rates (pipeline loans). We consider factors such as the estimated portion of loans that will ultimately be funded, note rates, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions.

         FiNet attempts to make forward commitments for, hedge substantially all, of its estimated interest rate risk on the loans. We had mandatory and optional forward commitments at October 31 and April 30, 1999 aggregating $73.2 million and $43.8 million, respectively. These commitments covered the market risk associated with mortgages held for sale to investors of $42.3 million and $33.4 million, and our pipeline loans for which interest rates were at committed at October 31 and April 30, 1999 of $39.8 million and $25.6 million, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into these arrangements with institutions that we believe are sound credit risks and by limiting exposure to any single institution.


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

         On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its then current and now former directors. The complaint alleges, among other things, that the plaintiff and our then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that we issued to our then current director 1,800,000 shares of stock and that our then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of our common stock and punitive damages as to certain of the claims. FiNet.com and our then current director have each filed a general denial of all claims. We intend to defend vigorously against the Action and believe that the ultimate resolution will not have a material adverse effect in our business, results of operations or financial condition.

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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 1999, FiNet issued 11,059,120 shares of common stock at in private placements for net proceeds of $41,205,000.

In August of 1999, FiNet purchased certain assets and operations of Lowestrate.com, for a total purchase price of 1,400,000 shares of FiNet.com common shares. 560,000 of these shares were issued to the seller at the purchase date. The remaining 840,000 shares were placed in escrow subject to release to Lowestrate and will be valued as additional purchase price if the contingencies are resolved.

In October of 1999, FiNet purchased the remaining interest of a Limited Liability Corporation (LLC) for 600,000 shares of FiNet common stock.

FiNet uses these proceeds for working capital and other operational needs and to make capital expenditures.

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 30, 1999, the following proposals were adopted by the margins indicated:

To approve an increase in the number of shares authorized to be issued pursuant to the 1998 Stock Option Plan from 4,000,000 shares to 10,000,000 shares. The motion was carried as follows:

Shares voting:

For               38,715,020
Against            1,801,780
Abstaining           162,864
Non-vote          22,734,047

To approve an amendment to the 1998 Stock Option Plan limiting the number of shares to be granted to any one participant in a calendar year to no more than 750,000. A motion was made and seconded to approve the amendment to the Plan and the motion was carried as follows:

For               62,513,981
Against              766,836
Abstaining           141,884

To approve an increase in the number of shares authorized to be issued pursuant to the 1998 Non-Employee Director's Stock Option Plan from 500,000 shares to 1,000,000 shares. A motion was made and seconded to approve the amendment to the Plan and the motion was carried as follows:

For              37,492,361
Against           2,941,342
Abstaining          256,151
Non-vote         25,382,847

To approve the 1999 Stock Purchase Plan. The motion was carried as follows:

For              38,754,705
Against           1,804,096
Abstaining          131,053
Non-vote         22,732,847

To ratify the issuance of 375,000 stock options to Mark L. Korell, the issuance of 1,000,000 warrants to L. Daniel Rawitch, the issuance of 300,000 shares of common stock to Jan C. Hoeffel and the issuance of 1,000,000 warrants to S. Lew Meyer. The motion was carried as follows:

For              38,956,748
Against           1,358,020
Abstaining          375,086
Non-vote         22,732,847

To ratify the appointment of Ernst & Young as independent auditors for the fiscal year ending April 30, 2000. The motion was carried as follows:

For              38,956,748
Against           1,358,020
Abstaining          375,086



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

                  27.1 Financial Data Schedule

Reports on Form 8-K:


DATE              ITEM     DESCRIPTION
----              ----     -----------
08-20-99          5        Acquisition of Certain Assets of Lowestrate.com, Inc.

11-09-99          5        Change in Fiscal Year End; Relocation of Corporate Headquarters;
                           Board Approval of Restated Bylaws

                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINET.COM, INC.


Date: December 15, 1999                    /s/Gary A. Palmer
                                           Gary A. Palmer
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)