Form 10-K/A
period 1999-04-30
FINET COM INC
filed 2000-03-21
CIK 852450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

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

                     2527 Camino Ramon, San Ramon CA 94583
                    (Address of principal executive offices)
                                 (925) 242-6600
                        (Registrant's telephone number)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                              PART I
Item 1     Description of Business......................................................          3

Item 2     Description of Property......................................................         25

Item 3     Legal Proceedings............................................................         25

Item 4     Submission of Matters to a Vote of Security Holders..........................         26

                                              PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters........         27

Item 6     Selected Financial Data......................................................         29

Item 7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................         30

Item 7A    Quantitative and Qualitative Disclosure about Market Risk....................         50

Item 8     Financial Statements and Supplementary Data..................................         51

Item 9     Changes in or Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................         84

                                             PART III

Item 10    Directors and Executive Officers of the Registrant...........................         85

Item 11    Executive Compensation.......................................................         85

Item 12    Security Ownership of Certain Beneficial Owners and Management...............         85

Item 13    Certain Relationships and Related Transactions...............................         85

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         85

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

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding FiNet.com's executive officers and directors as of May 31, 1999.

NAME                                                       AGE                            POSITION
-----------------------------------------------------  -----------  ----------------------------------------------------
Mark L. Korell.......................................          51   Chairman of the Board, President and Chief Executive
                                                                    Officer
L. Daniel Rawitch....................................          40   Vice Chairman of the Board
Thomas L. Porter.....................................          52   Executive Vice President--Administration
Michael G. Conway....................................          50   Executive Vice President--Capital Markets
Gary A. Palmer.......................................          45   Executive Vice President--Chief Financial Officer
Kevin Gillespie......................................          41   Executive Vice President--Sales and Marketing
Christos Skeadas.....................................          52   Executive Vice President--Chief Technology Officer
Jan C. Hoeffel.......................................          62   Director
S. Lewis Meyer(1)(2).................................          54   Director
Stephen J. Sogin, Ph.D.(2)...........................          57   Director
Richard E. Wilkes(1)(2)..............................          53   Director
Antonio P. Falcao(1).................................          27   Director

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

                                                                               YEAR ENDED APRIL 30,
                                                              -------------------------------------------------------
                                                                 1999        1998       1997      1996(2)    1995(2)
                                                              ----------  ----------  ---------  ---------  ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues....................................................  $   22,413  $   15,160  $  12,344  $   6,375  $   5,237
Cost of revenues............................................      35,064      14,718      9,316      4,591      3,068
                                                              ----------  ----------  ---------  ---------  ---------
Gross profit................................................     (12,651)        442      3,028      1,784      2,169
Operating expenses..........................................      20,906       9,175      5,775      1,444      1,923
                                                              ----------  ----------  ---------  ---------  ---------
Income (loss) from operations...............................     (33,557)     (8,733)    (2,747)       340        246
                                                              ----------  ----------  ---------  ---------  ---------
Net income (loss)...........................................     (36,538)     (9,379)    (2,778)       326        237
In-substance preferred stock dividend.......................         705          --         --         --         --
                                                              ----------  ----------  ---------  ---------  ---------
Net income (loss) for common stockholders...................  $  (37,243) $   (9,379) $  (2,778) $     326  $     237

Per Share Data:
Basic and diluted earnings (loss) per common share..........  $    (0.79) $    (0.31) $   (0.19) $    0.04  $    2.37
Weighted average number of basic shares outstanding(1)......      46,867      30,433     14,313      8,400        100
Cash dividends per common share.............................  $       --  $       --  $      --  $    4.45  $    2.10

BALANCE SHEET DATA:
Cash and cash equivalents...................................  $    4,202  $    1,993  $   1,147  $     672  $     392
Mortgage loans held for sale, net...........................      33,438      63,034     24,244     10,675      3,196
Total assets................................................      45,255     101,468     33,070     25,215     15,091
Warehouse and other lines of credit.........................      33,038      86,659     26,902     19,732     11,109
Total liabilities...........................................      38,567      98,109     30,596     22,629     12,184
Stockholders' equity........................................  $    6,688  $    3,359  $   2,474  $   2,587  $   2,908

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

    On April 30, 1998, we acquired Coastal Federal Mortgage ("Coastal") in a transaction accounted for as a pooling of interests. Our results of operations and financial position for the fiscal years ended April 30, 1998 and 1997 have been restated to include Coastal's results. Coastal's results for years prior to fiscal 1997 have not been included in our consolidated results, as they are not meaningful in assessing our historical trends. On May 19, 1998, we acquired Mical Mortgage, ("Mical") in a transaction accounted for as a purchase. Mical's results of operations are included in our financial statements since the date of acquisition. Due to significant operating problems and losses at Coastal and Mical, our new management elected to close both units during fiscal 1999.

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

                                                                                     FISCAL YEAR
                                                                           --------------------------------
                                                                              1999       1998       1997
                                                                           ----------  ---------  ---------
Revenues.................................................................  $   10,865  $   9,344  $   7,623
Cost of revenues.........................................................      21,165      2,200      1,124
                                                                           ----------  ---------  ---------
Gross profit.............................................................     (10,300)     7,144      6,499
Other expenses
  General and administrative.............................................       2,945      5,011      3,519
  Marketing and advertising..............................................         434        288        307
  Special charges........................................................       4,236         --         --
  Depreciation and amortization..........................................         180        139        106
  Other..................................................................         434        926        853
                                                                           ----------  ---------  ---------
Total expenses...........................................................       8,229      6,364      4,785
                                                                           ----------  ---------  ---------
Income (loss) from operations............................................     (18,529)       780      1,714
Other interest expense...................................................         207          6          9
                                                                           ----------  ---------  ---------
    Income (loss) before income taxes....................................     (18,736)       774      1,705
Income tax expense.......................................................           1        226        225
                                                                           ----------  ---------  ---------
    Net income (loss)....................................................  $  (18,737) $     548  $   1,480
                                                                           ==========  =========  =========

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

    Provisions for losses increased by $5.8 million to $6.5 million in fiscal 1999 from $718,000 in fiscal 1998. The Company records provisions for losses to reflect market valuation allowances on mortgages held for sale and mortgage loans previously sold (off-balance sheet risk) and provisions for doubtful accounts receivable. The Company evaluates the collectibility of its accounts receivable primarily on a receivable by receivable basis, as accounts receivable is composed of amounts that do not necessarily carry similar risk characteristics, such as amounts heldback by purchasers on sales of mortgage loans and amounts heldback on sales of servicing rights. Additionally, the Company maintains communications with such purchasers and others from whom receivables are due and in certain circumstances, determines the allowance necessary based on agreed upon amounts.

    The Company determines its market valuation allowance relating to mortgages held for sale and mortgages that have been sold primarily on a loan by loan basis. The allowance is based on factors such as market values, bids received, industry loss experience and the Company's prior loss experience, if any, as well as risk characteristics of the loan portfolio.

    $2.2 million, or 38%, of the increase in provision for losses was attributable to the provision for doubtful accounts recorded at the Company's Mical Mortgage subsidiary. Mical was acquired by the Company in a business combination accounted for as a purchase in May 1998. Accordingly, the provision for doubtful accounts of Mical is included in the Company's results of operations only subsequent to the acquisition date--only for fiscal 1999, and accounts for the entire increase. The remaining increase in the provision for losses relates to increased provisions for losses on mortgages held for sale and mortgages previously sold (off-balance sheet risk). This increase was attributable primarily to the Mical Mortgage subsidiary but additionally to provisions for loan losses recorded by the Coastal Federal Mortgage subsidiary. Loans originated at Mical and at Coastal, acquired in May and April 1998, had risk characteristics and loss recourse provisions that were dissimilar from the risk characteristics and sale recourse provisions of the Company prior to their acquisitions.

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

Index to Consolidated Financial Statements
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

                        FINET.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    APRIL 30

                             (AMOUNTS IN THOUSANDS)

                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS

Cash and cash equivalents.................................................................  $    4,202  $    1,993
Accounts receivable, net of allowances of $2,150 and $36..................................       2,245      26,186
Mortgages held for sale, net..............................................................      33,438      63,034
Mortgage servicing rights.................................................................       2,693       5,478
Furniture, fixtures & equipment, net......................................................       1,575       1,441
Other assets..............................................................................       1,102       3,336
                                                                                            ----------  ----------
  Total assets............................................................................  $   45,255  $  101,468
                                                                                            ==========  ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit.......................................................  $   33,038  $   86,659
Accounts payable..........................................................................         517       2,951
Notes payable and capitalized leases......................................................         481         860
Accrued expenses and other liabilities....................................................       4,531       2,139
Convertible subordinated debentures.......................................................          --       5,500
                                                                                            ----------  ----------
Total liabilities.........................................................................      38,567      98,109

Commitments and contingencies.............................................................          --          --

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized, 78,638 and 32,052
  shares issued and outstanding at April 30, 1999 and 1998, respectively).................         786         321
Additional paid-in capital................................................................      53,782      13,675
Accumulated deficit.......................................................................     (47,880)    (10,637)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................       6,688       3,359
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $   45,255  $  101,468
                                                                                            ==========  ==========

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED APRIL 30

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
Revenues........................................................................  $   22,413  $  15,160  $  12,344
Cost of revenues................................................................      35,064     14,718      9,316
                                                                                  ----------  ---------  ---------
Gross profit....................................................................     (12,651)       442      3,028
Operating expenses
  General and administrative....................................................      11,661      5,887      4,451
  Marketing and advertising.....................................................       2,205        921        667
  Special charges (Note 13).....................................................       4,926      1,010         --
  Depreciation and amortization.................................................         646        482        105
  Other.........................................................................       1,468        875        552
                                                                                  ----------  ---------  ---------
    Total expenses..............................................................      20,906      9,175      5,775
                                                                                  ----------  ---------  ---------
Loss from operations............................................................     (33,557)    (8,733)    (2,747)
Other interest expense..........................................................       2,976        420        118
                                                                                  ----------  ---------  ---------
Loss before income taxes and extraordinary gain.................................     (36,533)    (9,153)    (2,865)
Income tax expense..............................................................           5        226        225
                                                                                  ----------  ---------  ---------
Loss before extraordinary gain..................................................     (36,538)    (9,379)    (3,090)
Extraordinary gain on liabilities subject to compromise.........................          --         --        312
                                                                                  ----------  ---------  ---------
Net loss........................................................................     (36,538)    (9,379)    (2,778)
In-substance preferred dividend.................................................         705         --         --
                                                                                  ----------  ---------  ---------
Net loss available to common stockholders.......................................  $  (37,243) $  (9,379) $  (2,778)
                                                                                  ==========  =========  =========
Loss per share available to common stockholders:
  Basic and diluted net loss per share before extraordinary item................  $    (0.79) $   (0.31) $   (0.21)
  Extraordinary gain on liabilities subject to compromise.......................          --         --        .02
                                                                                  ----------  ---------  ---------
  Basic and diluted net loss per common share...................................  $    (0.79) $   (0.31) $   (0.19)
                                                                                  ==========  =========  =========
Weighted average common shares used in computing basic and diluted net loss per
  common share..................................................................      46,867     30,433     14,313
                                                                                  ==========  =========  =========

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                           COMMON STOCK            PAID     COMMON        RETAINED
                                                    ---------------------------     IN       STOCK        EARNINGS     TOTAL
                                                    SHARES  AMOUNT   SUBSCRIBED   CAPITAL  SUBSCRIPTION   (DEFICIT)   CAPITAL
                                                    ------  ------   ----------   -------  ------------   ---------   --------
Balance April 30, 1996............................   9,650   $ 97       $ --      $ 1,478    $    --      $  2,261    $  3,836
Issue of common shares:
  Common stock offerings..........................  11,992     80         40        7,233     (2,693)           --       4,660
  Reverse acquisition.............................   6,412     64         --       (3,455)        --            --      (3,391)
  Debt & note payable conversion..................   2,314     23         --        1,136         --            --       1,159
  Liabilities subject to compromise settlements...     230      2         --          113         --            --         115
  Common stock rights.............................   2,403     24         --          (24)        --            --          --
  Stock option exercise...........................       3     --         --           --         --            --          --
Repurchase of common shares.......................  (3,000)   (30)        --         (150)        --            --        (180)
Distributions to stockholders.....................      --     --         --           --         --          (741)       (741)
Net loss..........................................      --     --         --           --         --        (2,778)     (2,778)
                                                    ------   ----       ----      -------    -------      --------    --------
Balance April 30, 1997............................  30,004    260         40        6,331     (2,693)       (1,258)      2,680
Proceeds of subscription receivable...............      --     40        (40)          --      2,693            --       2,693
Issue of common shares:
  In connection with acquisitions:
    Real Estate Office Software...................     150      2         --          373         --            --         375
    iQualify, Inc.................................      50      1         --          180         --            --         181
    NDS...........................................     202      2         --          806         --            --         808
  Private placement...............................   1,300     13         --        3,887         --            --       3,900
  Settlement of liabilities.......................     232      2         --          355         --            --         357
  Employee bonuses................................       9     --         --           35         --            --          35
Warrants exercised................................     105      1         --          157         --            --         158
Paid in capital related to imputed interest on
  issue of convertible debt.......................      --     --         --        1,551         --            --       1,551
Net loss..........................................      --     --         --           --         --        (9,379)     (9,379)
                                                    ------   ----       ----      -------    -------      --------    --------
Balance April 30, 1998............................  32,052    321         --       13,675         --       (10,637)      3,359
Issue of common shares:
  Private placements of common shares.............  34,138    341         --       28,196         --            --      28,537
  Costs of equity offerings.......................      --     --         --         (762)        --            --        (762)
  In connection with acquisitions:
    Mical Mortgage, Inc...........................     465      5         --        1,798         --            --       1,803
    Interloan.com.................................     100      1         --           74         --            --          75
    Real Estate Office Software...................      50     --         --          246         --            --         246
  Conversion of convertible subordinated
    debentures....................................   9,533     95         --        5,405         --            --       5,500
  Warrants exercised..............................   1,122     11         --        1,410         --            --       1,421
  Stock options exercised.........................     378      4         --           22         --            --          26
  Employee/other compensation.....................     800      8         --        1,120         --            --       1,128
Paid in capital related to imputed interest on
  issue of convertible debentures.................      --     --         --          423         --            --         423
Paid in capital and in-substance dividend on
  preferred stock.................................      --     --         --          705         --          (705)         --
Warrants issued with subordinated convertible
  debentures......................................      --     --         --          269         --            --         269
Warrants issued upon conversion of debentures.....      --     --         --          739         --            --         739
Issue of preferred stock..........................      --     --         --        2,500         --            --       2,500
Costs of preferred stock issue....................      --     --         --         (214)        --            --        (214)
Redemption of preferred stock.....................      --     --         --       (2,500)        --            --      (2,500)
Warrants issued for services......................      --     --         --          676         --            --         676
Net loss..........................................      --     --         --           --         --       (36,538)    (36,538)
                                                    ------   ----       ----      -------    -------      --------    --------
Balance April 30, 1999............................  78,638   $786       $ --      $53,782    $    --      $(47,880)   $  6,688
                                                    ======   ====       ====      =======    =======      ========    ========

        See accompanying notes to the consolidated financial statements

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED APRIL 30
                             (AMOUNTS IN THOUSANDS)

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................  $ (36,538) $  (9,379) $  (2,778)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization................................................      2,476      1,549        543
    Imputed interest from convertible debentures.................................      2,502        287         --
    Write down of goodwill and other asset valuation adjustments.................      4,958      1,728        164
    Gain on sale of mortgage servicing rights....................................       (420)        --         --
    Expenses paid by issuance of common stock or warrants........................      1,804        392         52
    Expense from warrants issued upon conversion of debentures...................        739         --         --
    Extraordinary gain on liabilities subject to compromise......................         --         --       (312)
  Changes in operating assets and liabilities:
    (Increase) decrease in mortgage loans held for sale..........................     71,596    (38,562)    (6,130)
    (Increase) decrease in receivables from sales of mortgage loans, servicing
      rights and other receivables...............................................     23,911    (20,496)     8,412
    (Increase) decrease in originated mortgage servicing rights..................        382     (1,248)      (876)
    (Increase) decrease in other assets..........................................        724        317       (498)
    Net increase (decrease) in warehouse borrowings..............................    (91,494)    58,357       (345)
    Increase (decrease) in accounts payable and accrued expenses.................     (6,175)     3,006        106
    Other operating..............................................................        309       (229)        --
                                                                                   ---------  ---------  ---------
      Net cash used in operating activities......................................    (25,226)    (4,278)    (1,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights..........................................         --     (4,515)      (287)
  Proceeds from sale of mortgage servicing rights................................      1,509        497         --
  Acquisition of mortgage loans held for investment..............................         --         --        (87)
  Purchase of furniture, fixtures and equipment..................................       (338)      (647)      (265)
  Acquisition of purchased technology and intangibles............................       (481)    (1,007)       (67)
  Cash acquired in acquisition...................................................        185         --         --
  Pre-acquisition advances to affiliates, net of payments........................         --     (1,930)      (717)
  Other..........................................................................         --        110        234
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) investing activities........................        875     (7,492)    (1,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.........................................     27,775      6,582      4,438
  Proceeds from issuance of convertible preferred stock..........................      2,286         --         --
  Proceeds from issuance of convertible debt.....................................      1,384      5,058         --
  Repurchase of common stock.....................................................         --         --       (180)
  Proceeds from advances on note payable and line of credit......................      1,400      2,550      1,950
  Proceeds from the exercise of common stock warrants and options................      1,447        219         --
  Redemption of convertible debt.................................................     (1,500)        --         --
  Redemption of convertible preferred stock......................................     (2,500)        --         --
  Repayment of note payable, capitalized leases and line of credit...............     (3,732)    (1,665)    (2,305)
  Repayments of loans and distributions to former stockholders...................         --       (129)    (1,707)
  Proceeds from notes payable to officers........................................         --         --        625
                                                                                   ---------  ---------  ---------
      Net cash provided by financing activities..................................     26,560     12,615      2,821
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash..................................................      2,209        845        (30)
Cash at beginning of period......................................................      1,993      1,148      1,178
                                                                                   ---------  ---------  ---------
Cash at end of period............................................................  $   4,202  $   1,993  $   1,148
                                                                                   =========  =========  =========
Supplemental disclosures:
  Interest paid..................................................................  $   6,812  $   1,877  $   1,966
  Taxes paid.....................................................................  $       2  $      57  $     351

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

    The Company's revenue components are:

                                                                    CURRENT PRESENTATION
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Revenues:
  Warehouse interest income..................................  $   6,009  $   3,247  $   2,433
  Gain on sale of servicing rights and mortgage loans........     11,847     10,187      9,022
  Loan servicing fees........................................      1,319        823        589
  Loan brokerage fees........................................      2,895        418         94
  Marketing services.........................................        106        367         60
  Other......................................................        237        118        146
                                                               ---------  ---------  ---------
    Total revenues...........................................  $  22,413  $  15,160  $  12,344
                                                               =========  =========  =========

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

                                                                     PRIOR PRESENTATION
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Revenues:
  Warehouse interest income..................................  $   6,009  $   3,247  $   2,433
  Gain on sale of servicing rights and mortgage loans........      8,591      7,543      6,827
  Loan servicing fees........................................      1,319        868        589
  Loan brokerage fees........................................      2,895        418         94
  Marketing services.........................................        106        367         60
  Other......................................................        237        118        146
                                                               ---------  ---------  ---------
    Total revenues...........................................  $  19,157  $  12,561  $  10,149
                                                               =========  =========  =========

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

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 4. MORTGAGE SERVICING RIGHTS

    Mortgage servicing rights and the related valuation allowance activity for fiscal 1999, 1998, and 1997 were as follows:

                                                                       1999       1998       1997
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Balance at beginning of year.......................................  $   5,478  $     579  $     156
Additions..........................................................      1,192      5,763        463
Sales..............................................................     (1,825)      (268)        --
Scheduled amortization.............................................     (1,199)      (596)       (40)
Impairment additions charged to operations.........................     (1,703)        --         --
Impairment reductions credited to operations.......................        750         --         --
                                                                     ---------  ---------  ---------
Ending balance.....................................................  $   2,693  $   5,478  $     579
                                                                     =========  =========  =========

    In connection with mortgage servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $3.7 million and $16.0 million at April 30, 1999 and 1998, respectively, from its balance sheet.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment consists of the following:

                                                                                  APRIL 30
                                                                            --------------------
                                                                              1999       1998
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Furniture and fixtures....................................................  $     315  $   1,010
Computer equipment........................................................      2,650      1,855
Office equipment..........................................................      1,622        225
Leasehold improvements....................................................        243        205
                                                                            ---------  ---------
Total cost................................................................      4,830      3,295
Less: accumulated depreciation............................................     (3,255)    (1,854)
                                                                            ---------  ---------
Net furniture, fixtures and equipment.....................................  $   1,575  $   1,441
                                                                            =========  =========

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 6. BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following:

                                                                                                    APRIL 30
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT
  Warehouse lines of credit:
    $35 and $55 million committed at April 30, 1999 and 1998, respectively, bearing interest at LIBOR + variable spread, expired December 31, 1998 with monthly extensions.........  $  30,906  $  55,000
    $25 million uncommitted gestation, bearing interest at LIBOR + 2.5%, expired December
      31, 1998..............................................................................         --     22,552
    $10 and $24 million committed at April 30, 1999 and 1998, respectively, bearing interest
      at LIBOR + 2.5%, expired December 31, 1998............................................      1,001      7,707
  Purchase/Repurchase agreements:
    $10 million, bearing interest at prime..................................................        138         --
    $10 million, bearing interest at prime..................................................        993         --
                                                                                              ---------  ---------
                                                                                                 33,038     85,259
Servicing acquisition financing.............................................................         --        400
Revolving line of credit....................................................................         --      1,000
                                                                                              ---------  ---------
                                                                                              $  33,038  $  86,659
                                                                                              =========  =========
NOTES PAYABLE AND CAPITALIZED LEASES:
  $1.0 million original note................................................................  $      --  $     500
  Notes and capital leases (various rates)..................................................        481        360
                                                                                              ---------  ---------
                                                                                                    481        860
                                                                                              =========  =========
3% CONVERTIBLE SUBORDINATED DEBENTURES......................................................  $      --  $   5,500
                                                                                              =========  =========

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

FISCAL YEAR                                                             OPERATING      CAPITAL
--------------------------------------------------------------------  -------------  -----------
2000................................................................    $     600     $     138
2001................................................................          494            54
2002................................................................          152             8
2003................................................................           92            --
2004................................................................            3            --
                                                                        ---------     ---------
Total minimum lease payments........................................    $   1,341           200
                                                                        =========
Less amount representing interest...................................                        (19)
                                                                                      ---------
Present value of minimum lease payments.............................                  $     181
                                                                                      =========

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

WARRANTS

    As of April 30, 1999, the Company had outstanding warrants as follows:

                   EXERCISE
NUMBER OF            PRICE         YEAR OF
WARRANTS ISSUED    PER SHARE     EXPIRATION
---------------  -------------  -------------
  (THOUSANDS)
      13,293     $  0.50--1.50     2001--2008
       2,747        1.50--3.00     2000--2004
          25        3.00--4.50           2003
         356        4.50--5.00     2001--2003
   ---------
      16,421
   =========

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

    The weighted-average grant-date fair value and exercise price of options granted during fiscal 1999, 1998 and 1997 are summarized below:

                                                          NUMBER     WEIGHTED-      WEIGHTED-
                                                            OF        AVERAGE        AVERAGE
FISCAL YEAR                                              OPTIONS    FAIR VALUE   EXERCISE PRICE
------------------------------------------------------  ----------  -----------  ---------------
1999

Stock Price = Exercise Price..........................   7,533,020   $     .88      $     .99
Stock Price > Exercise Price..........................      80,000        1.08           1.35
Stock Price < Exercise Price..........................       7,500         .85           1.13

1998

Stock Price = Exercise Price..........................     148,000        2.85           4.44
Stock Price > Exercise Price..........................      40,000        2.83            .50

1997

Stock Price > Exercise Price..........................     120,000         .80            .50

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
OTHER (Continued)

    The following table summarizes stock option plan activity for fiscal 1999, 1998 and 1997:

                                                                                   WEIGHTED
                                                                   EXERCISE         AVERAGE
EMPLOYEE STOCK OPTION SUMMARY                         OPTIONS        PRICE      EXERCISE PRICE
---------------------------------------------------  ----------  -------------  ---------------
Outstanding at May 1, 1996 (Plan inception)........     468,042  $  0.06--0.50     $    0.06
Granted............................................     120,000     0.50--0.50          0.50
Exercised..........................................      (3,167)    0.06--0.06          0.06
Expired / Canceled.................................     (26,000)    0.06--0.06          0.06
                                                     ----------
Outstanding at May 1, 1997.........................     558,875     0.06--0.50          0.15
Granted............................................     188,000     0.50--5.50          4.18
Exercised..........................................          --             --            --
Expired / Canceled.................................      (9,000)          3.00          2.81
                                                     ----------
Outstanding at May 1, 1998.........................     737,875     0.06--5.50          1.15
Granted............................................   7,620,520     0.50--3.25           .99
Exercised..........................................    (383,035)    0.06--0.75           .07
Expired / Canceled.................................    (462,866)    0.50--3.25          1.19
                                                     ----------
Outstanding at April 30, 1999......................   7,512,494  $  0.06--5.50     $    1.03
                                                     ==========

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 12. STOCK OPTIONS (CONTINUED)
OTHER (Continued)

    Exercise prices for stock options outstanding as of April 30, 1999, 1998, and 1997, the number of options exercisable, and the weighted average remaining contractual lives are as follows:

                                                                                                     WEIGHTED
                                                                        SHARES       NUMBER      AVERAGE REMAINING
EXERCISE PRICES                                                       OUTSTANDING  EXERCISABLE   CONTRACTUAL LIFE
--------------------------------------------------------------------  -----------  ----------  ---------------------
                                                                                                      (YEARS)
April 30, 1997
  $0.06.............................................................     438,875      438,480             8.39
   0.50.............................................................     120,000      120,000             5.75
                                                                       ---------   ----------
                                                                         558,875      558,480
                                                                       =========   ==========
April 30, 1998
  $ .06.............................................................     438,875      438,638             7.50
    .50.............................................................     120,000      120,000             3.50
   3.00.............................................................      24,000       16,000             4.33
   3.25.............................................................      40,000       40,000             4.20
   4.50.............................................................      75,000       18,750             4.75
   5.50.............................................................      40,000       40,000             4.47
                                                                       ---------   ----------
                                                                         737,875      673,388
                                                                       =========   ==========
April 30, 1999
  $ .06.............................................................      65,634       65,555             6.50
    .50.............................................................     160,000      160,000             2.84
    .56.............................................................   1,300,000      325,000             9.45
    .64.............................................................      40,000       40,000             9.57
    .66.............................................................     475,000      109,375             9.46
    .72.............................................................      80,000        5,000             9.53
    .75.............................................................   1,389,488      303,949             9.46
    .88.............................................................      25,000        8,334             9.51
    .94.............................................................      10,812        4,000             9.75
   1.00.............................................................       2,813          351             9.50
   1.03.............................................................   2,781,247      400,258             9.76
   1.06.............................................................     120,000           --             9.67
   1.06.............................................................      50,000       12,500             9.71
   1.13.............................................................       7,500           --             9.61
   1.97.............................................................     500,000      100,000             9.86
   2.07.............................................................      40,000       40,000             9.80
   2.25.............................................................     350,000           --             9.84
   4.50.............................................................      75,000       75,000             3.75
   5.50.............................................................      40,000       40,000             3.47
                                                                       ---------   ----------
                                                                       7,512,494    1,689,322
                                                                       =========   ==========

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

NOTE 14. INCOME TAXES

    The provisions for income taxes for fiscal 1999, 1998 and 1997, consist of the following:

                                                                         1999       1998       1997
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Current Federal......................................................  $      --  $     236  $     219
Current State........................................................          5         80         71
                                                                       ---------  ---------  ---------
                                                                               5        316        290
Deferred Federal.....................................................         --        (70)       (50)
Deferred State.......................................................         --        (20)       (15)
                                                                       ---------  ---------  ---------
                                                                              --        (90)       (65)
                                                                       ---------  ---------  ---------
Total................................................................  $       5  $     226  $     225
                                                                       =========  =========  =========

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 14. INCOME TAXES (CONTINUED)
    The Company's effective tax rate differs from the statutory federal rate for fiscal 1999, 1998 and 1997 primarily due to increases in the valuation allowance and non-deductible goodwill.

    The significant components of the Company's deferred tax liabilities and assets as of April 30, 1999 and 1998 are as follows:

                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred tax liabilities
  Originated mortgage servicing rights...................................  $      47  $     460
  Depreciation...........................................................        126        113
                                                                           ---------  ---------
  Total deferred tax liabilities.........................................        173        573
                                                                           ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards.......................................     18,736     12,366
  Loan loss and other reserves...........................................      2,597         --
  Goodwill and other intangibles.........................................        310      1,116
  Deferred revenue.......................................................        202         --
  Other..................................................................         90        432
                                                                           ---------  ---------
Total deferred tax assets................................................     21,935     13,914
Valuation allowance......................................................    (21,762)   (13,341)
Net deferred tax asset...................................................        173        573
                                                                           ---------  ---------
Total net deferred tax liabilities and assets............................  $      --  $      --
                                                                           =========  =========

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

                                                                                    1999        1998       1997
                                                                                 ----------  ----------  ---------
Revenue
  Business-to-business.........................................................  $   19,411  $   14,394  $  12,189
  Business-to-consumer.........................................................       3,002         766        155
                                                                                 ----------  ----------  ---------
Segment Revenue................................................................  $   22,413  $   15,160  $  12,344
                                                                                 ==========  ==========  =========
Operating income
  Business-to-business.........................................................  $  (17,455) $     (508) $  (1,061)
  Business-to-consumer.........................................................      (4,642)     (4,485)      (683)
                                                                                 ----------  ----------  ---------
Segment operating income.......................................................     (22,097)     (4,993)    (1,744)
  Corporate....................................................................     (11,460)     (3,740)    (1,003)
                                                                                 ----------  ----------  ---------
                                                                                 $  (33,557) $   (8,733) $  (2,747)
                                                                                 ==========  ==========  =========
Capital expenditures
  Business-to-business.........................................................  $      116  $    1,486  $     128
  Business-to-consumer.........................................................          75          55         83
                                                                                 ----------  ----------  ---------
Segment Capital expenditures...................................................         191       1,541        211
  Corporate....................................................................         703         113        121
                                                                                 ----------  ----------  ---------
                                                                                 $      894  $    1,654  $     332
                                                                                 ==========  ==========  =========
Identifiable assets
  Business-to-business.........................................................  $   22,147  $   91,174  $   5,505
  Business-to-consumer.........................................................      (3,782)      3,362      3,544
                                                                                 ----------  ----------  ---------
Segment Identifiable assets....................................................      18,365      94,536      9,049
  Corporate....................................................................      26,890       6,932      5,201
                                                                                 ----------  ----------  ---------
                                                                                 $   45,255  $  101,468  $  14,250
                                                                                 ==========  ==========  =========
Long-lived assets
  Business-to-business.........................................................  $      624  $      783  $     424
  Business-to-consumer.........................................................         311         452        273
                                                                                 ----------  ----------  ---------
Segment long-lived assets......................................................         935       1,235        697
  Corporate....................................................................         640         206        400
                                                                                 ----------  ----------  ---------
                                                                                 $    1,575  $    1,441  $   1,097
                                                                                 ==========  ==========  =========

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

OTHER

    During fiscal 1999, warrants to purchase 700,000 common shares at $1.25 per share were purchased by three officers for cash consideration of $7,000.

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

                        FINET.COM, INC. AND SUBSIDIARIES

                                 APRIL 30, 1999

NOTE 18. VALUATION ALLOWANCES

Valuation allowances consist of the following:

                                                         BALANCE AT    CHARGED TO                             BALANCE AT
                                                          BEGINNING     COSTS AND    ACQUIRED                   END OF
DESCRIPTION                                               OF PERIOD     EXPENSES     BUSINESS    DEDUCTIONS     PERIOD
------------------------------------------------------  -------------  -----------  -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
MARKET VALUATION ALLOWANCE:
  Year ended April 30, 1999...........................    $     396     $   4,344    $     542    $  (1,431)   $   3,851
  Year ended April 30, 1998...........................          311           718           --         (633)         396
  Year ended April 30, 1997...........................          135           226           --          (50)         311

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended April 30, 1999...........................    $      36     $   2,150    $      --    $     (36)   $   2,150
  Year ended April 30, 1998...........................           56            --           --          (20)          36
  Year ended April 30, 1997...........................           20            36           --           --           56

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

(A)3 EXHIBITS

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

           4.1(4)     Form of Common Stock Purchase Agreement between the registrant and Jose Maria Salema Garcao, dated
                      December 16, 1996

           4.2(4)     Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated
                      December 16, 1996

           4.3(4)     Form of Warrant issued to Jose Maria Salema Garcao dated December 16, 1996

           4.4(4)     Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

           10.3(5)    1989 Stock Option Plan

           10.4(4)    Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated
                      August 30, 1997

           10.5(4)    Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated
                      April 30, 1998

           10.6(4)    Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998

           10.7(5)    1998 Stock Option Plan

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

           10.16(5)   Employment Agreement between the registrant and Thomas L. Porter, as amended to date

           10.17(5)   Employment Termination Agreement between the registrant and Jan C. Hoeffel, dated February 3, 1999

           10.18(5)   Employment Agreement between the registrant and Mark L. Korell, as amended to date

           16.1(9)    Letter from Former Certifying Accountant

           21.1(5)    List of Subsidiaries

           23.1       Consent of Ernst & Young LLP

           23.2       Consent of Reuben E. Price & Co.

*          24.1       Power of Attorney

*          27.1       Financial Data Schedule

------------------------

*   Previously filed.

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

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the SEC on April 6, 1998.

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(9) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 19, 1999.

(B) REPORTS ON FORM 8-K

    During the quarter ended April 30, 1999, we filed one Current Report on Form 8-K announcing the change in our certifying accountants:

DATE                     ITEM                                           DESCRIPTION
--------------------  -----------  -------------------------------------------------------------------------------------
February 19, 1999              5   Change in Registrant's Certifying Accountants

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, FiNet.com, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Ramon, State of California, on the 20th day of March 2000.

                                FINET.COM, INC.

                                By:              /s/ GARY A. PALMER
                                     ------------------------------------------
                                                   Gary A. Palmer

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

           4.10(4)    Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997

           4.11(4)    Form of Warrant Purchase Agreement between the registrant and Jose Maria Salema Garcao dated
                      April 30, 1997

           4.12(4)    Form of Warrant Issued to investors in the private placement concluded April 30, 1997

           4.13(4)    Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

           10.14(5)   Employment Agreement between the registrant and Christos Skeadas, dated April 19, 1999

           10.15(5)   Employment Agreement between the registrant and Kevin Gillespie, dated March 5, 1999

           10.16(5)   Employment Agreement between the registrant and Thomas L. Porter, as amended to date

           10.17(5)   Employment Termination Agreement between the registrant and Jan C. Hoeffel, dated February 3, 1999

           10.18(5)   Employment Agreement between the registrant and Mark L. Korell, as amended to date

      EXHIBIT
       NUMBER                                                      DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
           16.1(9)    Letter from Former Certifying Accountant

           21.1(5)    List of Subsidiaries

           23.1       Consent of Ernst & Young LLP

           23.2       Consent of Reuben E. Price & Co.

*          24.1       Power of Attorney

*          27.1       Financial Data Schedule

------------------------

*   Previously filed.

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