Form 10-K
period 1999-12-31
FINET COM INC
filed 2000-03-31
CIK 852450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER: 0-18108

                                FINET.COM, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3115180
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

                     2527 CAMINO RAMON, SAN RAMON, CA 94583
                    (Address of principal executive offices)

                                 (925) 242 6500
                        (Registrant's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         $.01 PAR VALUE COMMON STOCK                               Nasdaq

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No. / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares outstanding of the issuer's common stock, as of March 15, 2000 was 93,937,495.

    At that date, the aggregate market value of voting common stock held by non-affiliates of the registrant based on the closing price for the common stock on Nasdaq was approximately $173,201,953.

    Documents incorporated by reference: Items 10 (as to directors), 11, 12, and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2000 annual meeting of stockholders, which is expected to be held on May 24, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                            PART I

Item 1                  Description of Business.....................................         3

Item 2                  Description of Property.....................................        22

Item 3                  Legal Proceedings...........................................        23

Item 4                  Submission of Matters to a Vote of Security Holders.........        23

                                           PART II

Item 5                  Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................        24

Item 6                  Selected Financial Data.....................................        25

Item 7                  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        26

Item 7A                 Quantitative and Qualitative Disclosure about Market Risk...        45

Item 8                  Financial Statements and Supplementary Data.................        45

Item 9                  Changes in or Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        79

                                           PART III

Item 10                 Directors and Executive Officers of the Registrant..........        80

Item 11                 Executive Compensation......................................        80

Item 12                 Security Ownership of Certain Beneficial Owners and
                          Management................................................        80

Item 13                 Certain Relationships and Related Transactions..............        80

Item 14                 Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................        81

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

CORPORATE HISTORY AND NEW MANAGEMENT

    CORPORATE HISTORY

    We were incorporated in 1989 to pursue a line of business unrelated to our current business. We acquired Finet Corporation, a private technology-oriented mortgage broker and discontinued our unrelated lines of business in 1990. In December 1996, we acquired Monument Mortgage, a technology-oriented private mortgage banking company, and since then, have made several additional acquisitions to expand our technology and broaden our services. In April 1998, we acquired Coastal Federal Mortgage Company, a sub-prime mortgage banker with lending offices in New Jersey, Pennsylvania and Florida, and, in May 1998, we acquired Mical Mortgage, a mortgage banker with offices in San Diego and Las Vegas that specialized in the origination of FHA and VA loans. As a result of operational and loan underwriting problems discovered after these acquisitions, we discontinued our Coastal and Mical business units in April 1999. We may incur additional losses from the discontinued businesses of Coastal Federal Mortgage and Mical Mortgage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Performance".

    We currently operate our mortgage businesses through our wholly-owned subsidiary, Monument Mortgage. On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations will be used in our consumer-direct segment.

NEW MANAGEMENT

    Since December 1999, we have significantly reshaped our management team. On February 1, 2000, we appointed Rick Cossano as our President and Chief Executive Officer. In addition, other executive and management positions have been replaced with people experienced in business-to-business mortgage sales and secondary marketing. Our new management team is focused on improving profits by significantly growing revenues and streamlining costs. We intend to grow revenues by expanding our sales force nationwide and by offering products with higher margins than our current products.

BUSINESS

FINET.COM

    FiNet.com is a full service, on-line mortgage banker that offers an easy-to-use, one-stop mortgage source for consumers and mortgage brokers. We provide on-line and e-commerce technologies and loan process management tools to mortgage broker businesses to enable them to compete more effectively with on-line and other national lenders and to brokers, to help their customers make better informed borrowing decisions. We also operate one of the first sites on the Internet that enables the consumer to apply for and receive credit approval on-line, and to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by us and other lenders. We make the mortgage process easier and more understandable, while maintaining quality service by controlling the consumer's entire mortgage lending experience.

    We generate revenues by providing services to two primary customer groups: mortgage broker businesses and consumers.

    We intend to increase our brand awareness with mortgage broker businesses by:

    - building a strong sales force that will market our services by personal contact and assist mortgage brokers in adopting on-line technologies;

    - introducing new Internet-oriented services, and

    - employing traditional marketing strategies, including participation in trade shows and conferences, advertising in industry publications, flyers and broker loyalty programs.

    We offer mortgage broker businesses the opportunity to use the on-line technology and automated underwriting systems of our full service mortgage banking operation to expand and improve service to their local customers and compete with on-line mortgage originators, while maintaining the flexibility to control their own businesses. As a full service mortgage banker, we fund loans originated by mortgage brokers, which we then sell to institutional investors in the secondary mortgage market. We refer to these services to mortgage brokers as our business-to-business channel.

    We provide our customers with a fast and easy to use on-line method to get their loans approved through our award-winning iQualify technology. Mortgage brokers and consumers can use our FiNet.com website to search, analyze and select from a wide variety of mortgage loan products and rates offered by our Monument Mortgage subsidiary. We allow each consumer to choose between automated service and personalized assistance at any time in the loan process. Consumers are assisted by our mortgage professionals throughout the loan application process. We refer to these services to consumers as our consumer direct channel.

    During the eight months ended December 31, 1999, we originated and/or funded $519.0 million in mortgage loans directly or through our mortgage broker customers. We primarily earn revenues from the sale of loans and related servicing rights in the secondary mortgage market and from interest on mortgage loans held pending sale.

    We offer a full range of loan products, including fixed and adjustable rate first mortgage loans with a variety of maturities, conforming loans (loans that meet the purchase standards of Fannie Mae or Freddie Mac), jumbo loans (loans that meet those standards except they exceed the maximum loan amount), home equity lines of credit, second mortgages and loans to borrowers who do not meet one or more of the other credit or documentation standards of the government-sponsored mortgage programs.

THE UNITED STATES MORTGAGE MARKET

    The United States residential mortgage market is a substantial and growing part of the U.S. economy. According to the Mortgage Bankers Association, loan origination volume in the U.S. reached $1.3 trillion in 1999, slightly down from $1.5 trillion in 1998. The residential mortgage market is fragmented, with the largest mortgage lender, Norwest, accounting for only 7.7% of funded loans in 1999.

    Consumers generally seek mortgage loans to finance a home purchase or to refinance existing mortgage debt. In some cases, a borrower may refinance for more than the existing mortgage amount and use the cash generated for other purposes. Mortgage loans are originated through two primary lending channels, frequently referred to as retail and wholesale. These terms correspond to our consumer-direct and business-to-business channels. Traditional retail originators generate loans through direct contact with the consumer. Retail originators work through local branch offices or telemarketing centers. Wholesale originators pay loan origination fees to mortgage brokers or purchase closed loans from other lenders, who, in either case, work directly with consumers from local offices.

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

MORTGAGE BROKER BUSINESSES

    In 1998 approximately 70% of all mortgages in the United States were originated through mortgage brokers. The mortgage broker industry is highly fragmented with approximately 36,000 mortgage broker businesses operating in the United States according to Wholesale Access. Mortgage broker businesses are typically small, local enterprises that increasingly lack the financial resources and technological capability to compete with financially stronger and better-organized mortgage lenders, including on-line mortgage originators. In particular, they generally lack access to the technology necessary to determine borrower eligibility quickly and to search and analyze available mortgage products to find the best match for their customers. Because local practices and customs in the mortgage industry vary significantly from jurisdiction to jurisdiction, and many consumers will continue to prefer face-to-face local contact, we believe that nationwide lenders will not be able to meet the needs of local mortgage consumers. Mortgage brokers will thus continue to be an integral and important part of the mortgage lending process for the foreseeable future. However, as technological advances make it easier for consumers to deal directly with lenders, we believe that mortgage brokers will need to find new ways to compete more effectively for the consumers' business.

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

    - OFFERING BROKERS CHOICE AND ASSISTANCE. As a full service mortgage banker, we provide our business-to-business channel customers the ability to place a loan with us either electronically or in the traditional paper format. We believe that our on-line underwriting services provide exceptional value to our business-to-business channel customers by greatly reducing the time it takes to determine customer loan eligibility. Our business-to-business channel customers have access to numerous leading on-line underwriting software solutions.

    The FiNet.com solution provides the following key advantages in our business-to-consumer channel:

    - CONVENIENCE AND SERVICE. We provide our consumers with a fast and easy-to-use on-line method to get a mortgage loan approved using our award-winning iQualify technology. By clicking on our FiNet.com website, consumers can easily and efficiently search, analyze and compare mortgage products and rates, and make loan decisions based on their personal financial situation and needs. In addition, our customers are able to choose either an automated process to complete their mortgage transaction or, at any point, choose to receive the personalized assistance of a mortgage professional. We aim to make our fees and costs competitive with other on-line mortgage originators, who typically charge .625% for conforming loan products.

    - UNBIASED ADVICE WITH NO SALES PRESSURE. Because our mortgage lending process is automated, the consumer will not feel pressured to commit to any particular mortgage product. In addition, by having the ability to search, compare and analyze different mortgage products and rates without having to consult with a mortgage broker or lender, the consumer will not be susceptible to receiving biased advice from the mortgage broker or lender. We also give the consumer the ability to lock in an interest rate when the application is approved, assuring the consumer that the rate initially quoted will be available at closing.

    - WIDE CHOICE OF MORTGAGE LOANS. Through FiNet.com we provide consumers with a wide choice of mortgage products and rates offered by Monument Mortgage. We continuously review the mortgage products and rates offered by other lenders in order to select new mortgage products to provide our on-line consumers.

PRODUCTS AND SERVICES

    We intend to implement our business strategy by offering fully-automated on-line mortgage services to consumers through FiNet.com and to mortgage broker businesses through Monument Mortgage. We believe that our on-line mortgage services offer distinct advantages over the traditional loan process which is paper intensive, slow and cumbersome.

FINET.COM

    Through our FiNet.com website, consumers can fill out an on-line loan application and request an automated underwriting analysis of their application. The FiNet.com process requires the borrower to complete an application which consists of only 32 fields, in contrast to the extensive, multi-page traditional paper mortgage application. Our iQualify technology electronically obtains a credit report on the borrower, combines and reformats the credit and application information and submits the information through Monument Mortgage to an automated underwriting system for a comprehensive credit analysis. If the system returns an "approved" status, the consumer can be confident that a lender will make the consumer a mortgage loan on the terms submitted, subject to verification of the information provided by the customer. We have utilized Fannie Mae's Desktop Underwriter system extensively in our mortgage lending activities.

    We have developed interfaces from FiNet.com to other automated underwriting systems from Freddie Mac (Loan Prospector), GMAC/RFC (AssetWise) and GE Capital Mortgage (Good Decisions) to increase the number and type of loans processed by us that receive an automated approval, including jumbo loans which have loan amounts greater than the $252,700 Fannie Mae/Freddie Mac limit, and so-called Alternative A mortgage loans and sub-prime loans, which are loans to borrowers with credit histories unacceptable for one or more reasons to Fannie Mae and Freddie Mac. We believe that approximately 80% of consumers seeking loans are eligible to get their applications approved in our fully automated process.

    After receiving automated underwriting approval, the consumer will be able to select from and compare multiple loan options offered by Monument Mortgage.

    FiNet.com also offers consumers the option to exit the fully automated process and continue to complete the loan process with the personal assistance of our mortgage professionals. In many cases, the mortgage professionals use our on-line tools to assist those consumers whose applications fall outside the parameters of the fully-automated process. These consumers include borrowers who are self-employed or have credit problems, or who are purchasing investment property. In addition, if the automated underwriting system is unable to approve an application, the consumer is provided with a detailed and understandable list of the reasons why the mortgage application was not approved, which is intended to facilitate re-application.

MONUMENT MORTGAGE

    Although a mortgage broker is generally more familiar with the mortgage lending process, the broker must still contend with many time consuming and paper intensive tasks involved in the mortgage lending process. To assist the mortgage broker, we provide the mortgage broker with access to our automated, on-line mortgage approval process. A mortgage broker can access our services either through the submission of traditional paper files to our loan processors or electronically through automated underwriting software. In either case, we use our automated technology to process the mortgage broker's loan application quickly and efficiently. We are developing an on-line monitoring system that will enable the mortgage broker to monitor in real time the status of loans submitted to us.

TECHNOLOGY

    We are building our technology systems by combining our own proprietary technologies with the commercially licensed Internet technologies such as:

    - GHR Systems' PremierWare software components for pricing, product searches and analysis;

    - Tuttle & Co.'s LockPoint Xtra for interest rate risk management; and

    - GMAC/RFC's RFConnects for warehouse line management.

SOFTWARE AND SYSTEMS

    Through our proprietary iQualify technology, we are directly linked to the underwriting systems of the investors who will eventually purchase the closed loans from us. Therefore, any loan which is approved through iQualify is also approved by the investor who will ultimately purchase it from us. iQualify also tracks mortgage rates and e-mails consumers when their target rate has been reached.

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

    - provide automated tracking status of a loan, or loans in the case of our mortgage broker business customers, through the lending process; and

    - allow a mortgage broker or consumer to directly "lock-in" a rate and points on loans in process.

SERVER HOSTING AND BACK-UP

    Our website's hardware systems are housed at our facilities in San Ramon, California, where we have redundant power back-up and redundant communications lines. Our routers are configured for load balancing and fault tolerance. We have a strict maintenance schedule for our hardware and are not required to take our website off-line to perform scheduled maintenance.

SECURITY

    Through a Linux firewall we are able to maintain the integrity of our system by blocking unauthorized traffic. The firewall is accessible only via the console which is housed in a secure cage at our facility. In addition, all sensitive transmissions between the client and server are encrypted.

MARKETING

    We intend to selectively pursue business partnerships in order to leverage our current market position, increase our on-line visibility, and accelerate distribution of our services. We intend to operate primarily in the business-to-business channel by providing increased services to mortgage broker businesses. We incurred large general advertising expenditures to promote our brand name during the eight months ended December 31, 1999. Due to our shift in focus to the business-to-business channel, we expect to significantly decrease advertising costs for brand name promotion, which are associated with the consumer direct channel. However, we may incur additional other costs of expanding our sales force consistent with supporting a business-to-business infrastructure.

BUSINESS-TO-BUSINESS CHANNEL

    We intend to increase our brand awareness with mortgage broker businesses by:

    - building a strong sales force that will market our services by personal contact and assist mortgage brokers in adopting on-line technologies;

    - introducing new Internet-oriented services; and

    - employing traditional marketing strategies, including participation in trade shows and conferences, advertising in industry publications, flyers and broker loyalty programs.

    We believe that rapid expansion of our national sales force and the resulting increase in revenues attributed them is critical to our success.

CONSUMER DIRECT CHANNEL

    We recently changed our consumer direct channel strategy by significantly narrowing our target group of consumers. During the eight months ended
December 31, 1999, our primary marketing strategy included affiliations and business alliances with general interest websites as well as websites catering to homebuyers and real estate agents. We entered into a number of marketing arrangements with websites such as XOOM, AskJeeeves, Homeseekers.com, CoxInteractive Media and others. We incurred $6.2 million of marketing expense in pursuit of this strategy. However, these marketing programs did not result in the volume increases we expected and the resulting customer acquisition costs per loan were prohibitive. Therefore, we discontinued the majority of these programs and affiliations late in the period ended December 31, 1999, and will be winding them down in the first quarter of calendar 2000.

    Our new strategy includes selectively marketing our services through affinity arrangements and private label arrangements that target specific consumer groups. In private label arrangements, we will create websites to prominently display our partners' names and logos with a unique appearance and operate the websites.

MORTGAGE OPERATIONS

    While we currently make loans primarily in California, we are licensed to originate and fund mortgages in 49 states and the District of Columbia. We expect that the proportion of loans we make outside of California will increase as a result of the expansion of our nationwide sales force.

LOAN PRODUCT TYPES

    FiNet.com offers consumers a variety of new and traditional mortgage products through its nationwide network of lenders, which includes our Monument Mortgage subsidiary. Monument Mortgage offers consumers and mortgage broker businesses a wide array of first mortgage products, including 15 and 30-year fixed rate loans, balloon loans and adjustable rate loans. Monument Mortgage also offers second mortgages and home equity lines of credit. The following is a description of the types of mortgage loans currently offered by Monument Mortgage.

CONFORMING MORTGAGE LOANS

    Conforming mortgage loans are mortgage loans that conform to the underwriting standards established by one of the government-sponsored mortgage entities, Fannie Mae or Freddie Mac, and are originated and generally sold by us directly to Fannie Mae or Freddie Mac.

JUMBO MORTGAGE LOANS

    Jumbo mortgage loans do not satisfy the criteria to be conforming loans solely because they exceed the maximum loan size, currently $252,700 for single-family homes. We sell all the jumbo mortgage loans we originate to institutional investors such as Bank of America or privately sponsored mortgage conduits such as GE Capital Mortgage and GMAC/RFC, among others.

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

                                                      EIGHT MONTHS
                                                         ENDED
                                                      DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                 ----------------------      ------------------------------------
                                                   1999          1998          1999          1998          1997
                                                 --------      --------      --------      --------      --------
CONFORMING MORTGAGE LOANS
Number of loans................................    2,546         3,437         4,660         2,530         1,903
Volume (in millions of dollars)................   $371.9        $514.3        $705.6        $359.6        $247.8
% of category volume we funded.................       85%           85%           84%          100%          100%
% of total loan volume.........................       79%           81%           75%           70%           72%
JUMBO MORTGAGE LOANS
Number of loans................................      358           318           415           164           183
Volume (in millions of dollars)................   $112.3        $101.5        $148.7        $ 52.7        $ 55.9
% of category volume we funded.................       81%           54%           51%          100%          100%
% of total loan volume.........................       11%            8%           16%           10%           16%
ALTERNATIVE A MORTGAGE LOANS
Number of loans................................      128           247           279           340           203
Volume (in millions of dollars)................   $ 26.4        $ 49.7        $ 55.0        $ 69.2        $ 33.2
% of category volume we funded.................      100%          100%          100%          100%          100%
% of total loan volume.........................        4%            6%            6%           13%           10%
HOME EQUITY MORTGAGE LOANS
Number of loans................................      186           230           311           412           297
Volume (in millions of dollars)................   $  8.2        $  8.3        $ 11.8        $ 15.3        $ 10.5
% of category volume we funded.................      100%           97%          100%          100%          100%
% of total loan volume.........................        6%            5%            1%            3%            3%
SUB-PRIME MORTGAGE LOANS
Number of loans................................       --            --           104           128            32
Volume (in millions of dollars)................       --            --        $ 17.2        $ 19.3        $  4.2
% of category volume we funded.................       --            --           100%          100%          100%
% of total loan volume.........................       --            --             2%            4%            1%
FHA/VA
Number of loans................................        2            --             4             2             6
Volume (in millions of dollars)................   $  0.2            --        $  0.5        $  0.3        $  0.6
% of category volume we funded.................      100%           --           100%          100%          100%
% of total loan volume.........................        *            --             *             *             *

------------------------

*   Less than one percent

    The following table summarizes originations for the categories of mortgage loans by type in the periods indicated for our discontinued businesses.

                                                          EIGHT MONTHS
                                                              ENDED
                                                           DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                     -----------------------      ------------------------------------
                                                       1999           1998          1999          1998          1997
                                                     ---------      --------      --------      --------      --------
CONFORMING MORTGAGE LOANS
Number of loans....................................        --           560           551            --           --
Volume (in millions of dollars)....................        --        $ 64.6        $ 63.5            --           --
100% funded through mortgage bank..................        --           100%          100%           --           --
% of total loan volume.............................        --            15%         16.0%           --           --
SUB-PRIME MORTGAGE LOANS
Number of loans....................................        --           542           801         1,335          500
Volume (in millions of dollars)....................        --        $ 41.1        $ 64.7        $ 93.4        $35.4
100% funded through mortgage bank..................        --           100%          100%          100%         100%
% of total loan volume.............................        --            14%           17%          100%         100%
FHA/VA
Number of loans....................................        --         2,702         2,702            --           --
Volume (in millions of dollars)....................        --        $260.1        $260.1            --           --
100% funded through mortgage bank..................        --           100%          100%           --           --
% of total loan volume.............................        --            71%           67%           --           --

    The following table summarizes our originations of mortgage loans by purpose in the periods indicated for our ongoing businesses.

                                                      EIGHT MONTHS
                                                         ENDED
                                                      DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                 ----------------------      ------------------------------------
                                                   1999          1998          1999          1998          1997
                                                 --------      --------      --------      --------      --------
PURCHASE
Number of loans................................    1,617         1,036         1,405         1,080         1,171
Volume (in millions of dollars)................   $275.2        $171.4        $233.2        $167.7        $180.4
% of category volume we funded.................       89%           88%           90%          100%          100%
% of total loan volume.........................       50%           24%           25%           32%           51%
REFINANCING
Number of loans................................    1,401         2,917         4,018         2,010         1,126
Volume (in millions of dollars)................   $234.9        $492.6        $691.6        $330.4        $160.6
% of category volume we funded.................       80%           79%           76%          100%          100%
% of total loan volume.........................       44%           69%           74%           64%           46%
HOME EQUITY MORTGAGE LOANS
Number of loans................................      202           279           380           486           327
Volume (in millions of dollars)................   $  8.9        $  9.8        $ 14.0        $ 18.3        $ 11.2
% of category volume we funded.................       98%           98%           99%          100%          100%
% of total loan volume.........................        6%            7%            1%            4%            3%

    The following table summarizes our originations of mortgage loans by purpose in the periods indicated for our discontinued businesses.

                                                     EIGHT MONTHS ENDED
                                                        DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                   ----------------------      ------------------------------------
                                                     1999          1998          1999          1998          1997
                                                   --------      --------      --------      --------      --------
PURCHASE
Number of loans..................................       --         1,564         1,725          463           182
Volume (in millions of dollars)..................       --        $156.7        $165.0        $27.1         $10.1
100% funded through mortgage bank................                    100%          100%         100%          100%
% of total loan volume...........................       --            88%           42%          29%           29%
REFINANCING
Number of Loans..................................       --         2,177         2,329          872           318
100% funded through mortgage bank................                    100%          100%         100%          100%
Volume (in millions of dollars)..................       --        $207.4        $223.3        $66.3         $25.3
% of total loan volume...........................       --            12%           58%          71%           71%
OTHER
Number of Loans..................................                     63            --           --            --
Volume (in millions of dollars)..................                 $  1.7            --           --            --
100% funded through mortgage bank................                    100%           --           --            --
% of total loan volume...........................                      2%           --           --            --

------------------------

*   Less than one percent

    The following table summarizes our originations of mortgage loans by channel in the periods indicated for our ongoing businesses.

                                                   EIGHT MONTHS ENDED
                                                      DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                 ----------------------      ------------------------------------
                                                   1999          1998          1999          1998          1997
                                                 --------      --------      --------      --------      --------
CONSUMER CHANNEL
Volume (in millions of dollars)................   $102.3        $144.1        $265.3        $ 24.7        $ 13.5
% of total loan volume.........................       20%           21%           28%            5%            4%
BUSINESS CHANNEL
Volume (in millions of dollars)................   $416.7        $529.7        $673.5        $491.7        $338.7
% of total loan volume.........................       80%           79%           72%           95%           96%

    The following table summarizes our originations of mortgage loans by channel in the periods indicated for our discontinued businesses.

                                                     EIGHT MONTHS ENDED
                                                        DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                   ----------------------      ------------------------------------
                                                     1999          1998          1999          1998          1997
                                                   --------      --------      --------      --------      --------
CONSUMER CHANNEL
Volume (in millions of dollars)..................       --        $ 47.9        $ 49.8        $ 9.1            --
% of total loan volume...........................       --            13%           13%          10%           --

BUSINESS CHANNEL
Volume (in millions of dollars)..................       --        $317.9        $338.5        $84.3         $35.4
% of total loan volume...........................       --            87%           87%          90%          100%

GEOGRAPHIC CONCENTRATION

    The following table summarizes our loan originations by state in the periods indicated for our ongoing businesses.

                                                   EIGHT MONTHS ENDED
                                                      DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                 ----------------------      ------------------------------------
                                                   1999          1998          1999          1998          1997
                                                 --------      --------      --------      --------      --------
CALIFORNIA
Number of loans................................    2,681         3,476         4,856         2,826         1,846
Volume (in millions of dollars)................   $448.8        $578.8        $820.7        $428.1        $264.2
% of total loan volume.........................       83%           86%           87%           83%           75%
WASHINGTON
Number of loans................................       75           191           211            46           147
Volume (in millions of dollars)................   $ 10.9        $ 23.5        $ 26.1        $  5.9        $ 18.3
% of total loan volume.........................        2%            3%            3%            1%            5%
COLORADO
Number of loans................................       85           259           319           231           136
Volume (in millions of dollars)................   $ 10.6        $ 34.6        $ 42.5        $ 28.0        $ 17.5
% of total loan volume.........................        3%            5%            5%            5%            5%
OREGON
Number of loans................................       82           112           139           213           146
Volume (in millions of dollars)................   $ 10.9        $ 14.8        $ 18.1        $ 23.3        $ 14.2
% of total loan volume.........................        3%            2%            2%            5%            4%
NEVADA
Number of loans................................       15             9            22            83           119
Volume (in millions of dollars)................   $  2.3        $  2.3        $  4.1        $ 10.1        $ 14.0
% of total loan volume.........................        *%            *%            *%            2%            4%
ALL OTHER STATES
Number of loans................................      282           185           256           177           230
Volume (in millions of dollars)................   $ 35.5        $ 19.8        $ 27.3        $ 21.0        $ 24.0
% of total loan volume.........................        9%            4%            3%            4%            7%

------------------------

*   Less than one percent

    The following table summarizes our originations of mortgage loans by state in the periods indicated for our discontinued businesses.

                                                     EIGHT MONTHS ENDED
                                                        DECEMBER 31                 FISCAL YEAR ENDED APRIL 30
                                                   ----------------------      ------------------------------------
                                                     1999          1998          1999          1998          1997
                                                   --------      --------      --------      --------      --------
CALIFORNIA
Number of loans..................................       --         1,253          1261           --            --
Volume (in millions of dollars)..................       --        $140.7        $142.2           --            --
% of total loan volume...........................       --            33%           36%          --            --
GEORGIA
Number of loans..................................       --           471           474           --            --
Volume (in millions of dollars)..................       --        $ 45.1        $ 45.6           --            --
% of total loan volume...........................       --            12%           12%          --            --
FLORIDA
Number of loans..................................       --           351           388          210            80
Volume (in millions of dollars)..................       --        $ 30.2        $ 33.8        $14.5         $ 4.7
% of total loan volume...........................       --             9%            9%          16%           13%
NEVADA
Number of loans..................................       --           298           299           --            --
Volume (in millions of dollars)..................       --        $ 38.7        $ 39.0           --            --
% of total loan volume...........................       --             8%           10%          --            --
PENNSYLVANIA
Number of loans..................................       --           175           228          360           114
Volume (in millions of dollars)..................       --        $ 10.8        $ 14.5        $20.5         $ 6.3
% of total loan volume...........................       --             5%          4.0%        22.0%         18.0%
NEW JERSEY
Number of loans..................................       --           113           145          275           123
Volume (in millions of dollars)..................       --        $ 10.2        $ 13.0        $23.3         $10.0
% of total loan volume...........................       --             3%            3%          25%           28%
ALL OTHER STATES
Number of loans..................................       --         1,143         1,259          490           183
Volume (in millions of dollars)..................       --        $ 90.1        $100.2        $35.1         $14.4
% of total loan volume...........................       --            30%           26%          37%           41%

UNDERWRITING

    If Monument Mortgage chooses to have a loan funded and closed by another lender, that lender is responsible for underwriting the loan and may choose to re-underwrite the loan. If Monument Mortgage funds a loan direclty, we use the streamlined underwriting process by accepting the consumer's automated underwriting results. Because we do not hold mortgage loans for investment, we underwrite each mortgage loan to criteria provided by the investor we expect to purchase the loan. By using automated underwriting systems accepted by our investors, we reduce the risk of an investor rejecting the loan for underwriting reasons.

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

FINANCING AND SALE OF LOANS AND SERVICING RIGHTS

WAREHOUSE FINANCING

    We use our secured $75 million revolving credit facility as well as a $15 million purchase repurchase credit facility to fund loan originations and finance originated loans until they are sold. During the eight month period ending December 31, 1999, 42% of our loans funded by Monument Mortgage were sold to Fannie Mae. We are required to comply with various operating and financial covenants including covenants relating to:

    - net worth;

    - maximum debt limits;

    - debt to equity ratio;

    - rate of liability growth

    - changes in our executive management; and

    - continued quotation on Nasdaq.

    At December 31, 1999, our liability growth rate exceeded the permitted amount in our primary warehouse lending agreement. Subsequent to December 31, 1999, the lender waived the default. This facility expires on May 31, 2000. At December 31, 1999, the outstanding balance under our facilities was $80.5 million. We are in the process of obtaining additional funding facilities.

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

LOAN SALES

    We customarily sell all loans we fund to a number of investors, including: the government-sponsored mortgage entities, institutional investors, and national privately-sponsored mortgage conduits. A primary component of our business strategy is to seek the most efficient method of selling our mortgage loans. We evaluate the sale of each mortgage loan type and compare prices available for each alternative method of sale, given current market conditions at the time and the risk characteristics of the mortgage loan type to determine which method of sale to utilize.

    We currently sell our conforming loans through concurrent transactions or assignments of trade or whole-loan sales. Concurrent transactions involve a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac with a concurrent sale of the servicing rights to an independent servicer. Assignment of trade sales are sales of conforming loans to a third party along with an assignment of the associated mortgage backed security commitment/trade. The third party then exchanges the loans with Fannie Mae or Freddie Mac for mortgage backed securities issued by them, which are then delivered against the assigned trade. In a whole-loan sale, individual loans are underwritten to the standards of and sold to a specific buyer on a forward commitment or over-the-counter basis. Jumbo and Alternative Mortgage loans are currently sold in whole-loan sales on a forward commitment basis. We sell our non-prime loans, home equity lines and closed-end second mortgage loans through whole-loan sales.

    The sale of mortgage loans may generate a cash and an accounting gain or loss. Gains or losses result primarily from two factors. First, we may originate a loan at a price that may be higher or lower than we would receive if we immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that cause changes in the market value of the loans from the time the price commitment is given to the customer until the time that the loan is sold to the investor. We apply interest rate risk management techniques to reduce the net effect of interest rate changes on the gain or loss on loan sales.

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

SALES OF SERVICING RIGHTS

    When a loan is originated, a corresponding right to service the loan is created. Although in fiscal 1999 and 1998 we had a small loan servicing portfolio, our current strategy is to realize the value of this right by selling our loans without retaining the right to service the loan or by selling the servicing rights separately from the loan. As a result, we minimize risk associated with defaults and early prepayments of those loans. However, we service the loans we close between the date of funding the loan and the date we sell the loan and the related servicing in the secondary market. We sold our loan servicing portfolio in August 1999, and we have no plans for retaining servicing rights on loans we underwrite, fund and close.

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

    In California, regulation and licensing of mortgage brokers and lenders falls under the California Department of Real Estate or the California Department of Corporations. Other than banking industry employees and other persons who are exempt from the licensing requirements of the California Department of Real Estate and California Department of Corporations, individuals engaged directly in the origination of loans or the dissemination of certain information are required to be licensed by the California Department of Real Estate or the California Department of Corporations. We and some of our subsidiaries are also required to be licensed in other states in which we have offices or operate. Although we have the licenses required in California and 48 other states and believe that we will be able to obtain licenses required in the remaining state, we cannot be sure that we will successfully comply with the many government regulations and licensing requirements to which we are subject. If we fail to comply with these legal requirements, it could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

    The e-mortgage market is new, rapidly evolving and intensely competitive. Because the barriers to entry are minimal, we expect competition to intensify in the future. We believe we compete based on service and price.

    In addition, the residential mortgage loans business is highly competitive. We currently compete with a variety of other companies offering mortgage services, including:

    - various on-line mortgage brokers, including E-LOAN Inc., iOwn.com, Mortgage.com, Quicken Mortgage and Keystroke Financial;

    - mortgage companies that offer products through on-line search engines, such as Yahoo! and Microsoft Corporation's Home Advisor website;

    - mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which still originate the vast majority of mortgage loans; and

    - mortgage brokers.

    Many of our mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than we do. Some of our on line competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of our competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many have greater name recognition and more extensive customer bases and can offer more attractive terms to customers, including more aggressive loan pricing policies.

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

EMPLOYEES

    As of February 29, 2000, we had 126 full-time and 7 part-time employees. 28 employees comprise the consumer direct division and 53 employees comprise the business-to-business division. Fify-two employees comprise marketing, technology, administration and support areas. None of our employees is represented by a union. Management believes that its relations with employees are good.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information regarding FiNet.com's executive officers and directors as of March 1, 2000.

NAME                                             AGE                          POSITION
----                                           --------   ------------------------------------------------
Rick Cossano.................................     43      President, Chief Executive Officer, Member of
                                                          the Board of Directors
L. Daniel Rawitch............................     41      Vice Chairman of the Board
W. Robert Snow...............................     41      Executive Vice President--Business to Business
Gary A. Palmer...............................     46      Executive Vice President--Chief Financial
                                                          Officer
S. Lewis Meyer(1)(2).........................     54      Director
Stephen J. Sogin, Ph.D.(2)...................     55      Director
Richard E. Wilkes(1)(2)......................     53      Director
Antonio P. Falcao(1).........................     27      Director

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    RICK COSSANO has served as President, Chief Executive Officer and a member of the Board of Directors since February 2000. Prior to joining FiNet.com, Mr. Cossano was the President and Chief Operating Officer of LandSafe
Title, Inc. from 1996 to 2000 and the Executive Vice President of the Wholesale Lending Division and Consumer Markets Division for Countrywide Home Loans from 1993 to 1996.

    L. DANIEL RAWITCH has served as Vice Chairman of the Board since May 1999. He also served us in various other positions, including as President of FiNet.com from October 1998 to May 1999 and as its Chief Executive Officer from May 1995 to October 1998. Prior to joining FiNet.com, he served as Chief Executive Officer of Residential Pacific Mortgage, Inc., from 1989 until it was acquired by FiNet.com in August 1994.

    W. ROBERT SNOW has served as FiNet.com's Executive Vice
President-Business-to-Business since February 2000. Prior to joining FiNet.com, he was Regional Vice President for Countrywide Home Loans from March 1996 to December 1999. From 1992 to 1996, Mr. Snow served as Wholesale Operations Manager for First Franklin Financial Corporation.

    GARY A. PALMER has served as FiNet.com's Executive Vice President--Chief Financial Officer since December 1998. Prior to joining FiNet.com, he was an independent financial consultant from January 1997 to December 1998. From October 1995 to December 1997, he served as Executive Vice President, Chief Financial Officer and Secretary of Southern Pacific Funding Corporation. Prior to that, Mr. Palmer served as Senior Vice President and Treasurer of Gentra Capital Corporation. Mr. Palmer received his B.S. degree in Business Administration from the University of Vermont and his M.B.A. degree from the University of North Carolina at Chapel Hill.

    S. LEWIS MEYER has served as a director since January 1997. Since
June 1993, Dr. Meyer has served as President and Chief Executive Officer of Imatron Inc., a company engaged in designing, manufacturing and marketing a high performance tomography scanner. From April 1991 until joining Imatron, Dr. Meyer was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Before that, he was Founder, President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services), a developer and operator of diagnostic imaging and treatment centers. Dr. Meyer is also a director of BSD Medical Corporation. Dr. Meyer received his B.S. degree in

Physics from the University of the Pacific and his M.S. and Ph.D. degrees in Physics from Purdue University.

    STEPHEN J. SOGIN has served as a director since March 1990. Dr. Sogin is a venture capitalist. From December 1984 until January 1995, he was a general partner of Montgomery Medical Ventures. In July 1997, Dr. Sogin consented to a cease and desist order issued by the SEC involving his late filing of Forms 3, 4 and 5 which he was required to file in his capacity as a general partner of Montgomery Medical Ventures II. None of the SEC's findings involve charges that Dr. Sogin received improper gains or personal benefits as a result of these violations. Dr. Sogin has advised FiNet.com that the trades in question were conducted by the partnership (Montgomery Medical Ventures II) and none of these trades were executed by him personally. Dr. Sogin is also a director of Osteotech, Inc. Dr. Sogin received his B.S., M.S. and Ph.D. degrees in microbiology from the University of Illinois.

    RICHARD E. WILKES has served as a director since November 1998. Since April 1999 he has been President and Chief Executive Officer of IMX, Inc., a company engaged in the business of electronic trading of mortgages. Prior to that he was a principal in Mortgage Outsource Services, a provider of pre- and post-closing services to the residential mortgage industry. In October 1995, Mr. Wilkes founded Group Millennium, a consulting company specializing in mergers and acquisitions and strategic planning for the mortgage banking industry. From 1989 to 1995, Mr. Wilkes was employed by MacAndrews and Forbes Holdings, Inc.

    ANTONIO P. FALCAO has served as a director since February 1999. Since 1994, Mr. Falcao has been the Chief Financial Officer for several companies of the A. Amorim Group, a business group based in Portugal that owns Banco Nacional de Credito Imobiliario, a Portuguese real estate bank. The A. Amorim Group, which is affiliated with Americo Ferreira Amorim, one of our largest stockholders, also has interests in the cork, textile, hotel, oil, finance and telecommunications industries. Mr. Falcao received his degree in Finance and Economics from the University of Oporto.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

    See the Notes to our Consolidated Financial Statements for financial information of the two business segments or channels we operate in: the business-to-business channel and the consumer direct channel.

BUSINESS RISKS

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  DESCRIPTION OF PROPERTY

    We relocated our headquarters and operations to in San Ramon, California, from Walnut Creek, California, where our current facility occupies approximately 39,335 square feet of space. In addition to housing the administrative offices, this facility houses operations of both our business-to-business and our consumer-direct segments. The lease for this facility expires in April 2004.

    We have an east coast facility located in East Norriton, Pennsylvania which occupies approximately 3,705 square feet of space. This facility houses operations for the consumer-direct segment. The leases for this facility expire in November 2000 and June 2002.

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

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its then current and now former directors. The complaint alleges, among other things, that the plaintiff and our then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that we issued to our current director 1,800,000 shares of stock and that our then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of our common stock and punitive damages as to certain of the claims. FiNet.com and our then current director have each filed a general denial of all claims. We intend to defend vigorously against the action and believe that the ultimate resolution will not have a material adverse effect on our business, results of operations or financial condition.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a FirstCity Capital Corporation. The complaint alleges breach of contract by Coastal for failure to repurchase loans in accordance with the terms and condition of a Purchase Agreement entered into by First City and Coastal in March 1998. The plaintiff has named Finet as a defendant alleging that Finet assumed all of Coastal's debts and obligations when Finet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United State District Court, Northern District of Texas, Dallas Division on January 18, 2000, and we have since filed procedural motions. We intend to defend vigorously against the action and believe that the ultimate resolution will not have a material adverse effect on our business, results of operations or financial condition.

    FiNet.com and certain subsidiaries are defendants in various legal proceedings involving matters generally incidental to their business. We do not expect that the aggregate liability or loss, if any, resulting therefrom or from the matters described above will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED APRIL 30, 1998
Fourth quarter..............................................   $4.25      $2.88
Third quarter...............................................    7.63       3.50
Second quarter..............................................    8.00       2.57
First quarter...............................................    6.38       2.19

FISCAL YEAR ENDED APRIL 30, 1999
Fourth quarter..............................................   18.25       0.81
Third quarter...............................................    1.75       0.63
Second quarter..............................................    3.03       0.41
First quarter...............................................    4.19       2.13

EIGHT MONTHS ENDED DECEMBER 31, 1999
Quarter ended July 31, 1999.................................    9.50       2.78
Quarter ended October 31, 1999..............................    4.13       1.97
Two Months ended December 31, 1999..........................    3.22       1.03

    As of March 15, 2000, there were approximately 492 holders of record of our common stock. On March 15, 2000, the last reported sale price of our common stock on the Nasdaq Market was $1.84.

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

RECENT SALES OF UNREGISTERED SECURITIES

    During the past three years, we have issued the securities set forth below which were not registered under the Securities Act of 1933.

    Except for sales pursuant to Regulation S, which were made in compliance with Regulation S, the sales of the following securities were made in reliance upon the exemption from the registration provisions of the Securities Act under
Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities described below made representations that they acquired the securities for their own account and not with a view toward distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares may not be offered, sold or otherwise transferred other than pursuant to an effective registration statement under the Securities Act, or an exemption from such registration requirements.

    In March 1997, we issued 1,000,000 shares of common stock and a warrant to purchase 600,000 shares of common stock to an accredited investor in a private placement for an aggregate purchase price of $600,000. In addition, we issued a warrant to purchase 50,000 shares of common stock to the placement agent for the transaction.

    In April 1997, we issued 3,991,250 shares of common stock and warrants to purchase 743,125 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $3,991,250. In addition, we issued a warrant to purchase 399,125 shares of common stock to the placement agent for the transaction.

    In October 1997, we issued 1,300,000 shares of common stock and warrants to purchase 1,300,000 shares of common stock for an aggregate purchase price of $3,500,000 in a private placement.

    In March and May of 1998, we issued $7,000,000 principal amount of the registrant's 3% Subordinated Convertible Debentures and warrants to purchase 175,000 shares of common stock to accredited investors in a private placement. In a restructuring of this transaction in January 1999, the debentures were converted into 9,533,333 shares of common stock and warrants to purchase 840,000 shares of common stock.

    In September 1998, we issued 250 shares of our Series A Convertible Preferred Stock and warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share to accredited investors in a private placement for an aggregate purchase price of $2,500,000. The Series A Convertible Preferred Stock was redeemed in January 1999 and February 1999.

    In November 1998, we issued 2,500,000 shares of common stock in a private placement to an accredited investor for an aggregate purchase price of $2,000,000.

    In January 1999, we issued 1,000,000 shares of common stock to an existing stockholder pursuant to an indemnity agreement.

    During the third quarter of our 1999 fiscal year, we issued 22,740,000 shares of common stock and warrants to purchase 122,675 shares of common stock to accredited investors in a series of private placements for an aggregate purchase price of $12,431,000. In addition, we issued warrants to purchase 2,449,867 shares of common stock to the placement agents for such transactions. One such placement agent received placement agent fees of $812,358 in connection with the transactions.

    In May and June 1999, we issued 3,347,039 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $13,020,000.

    In June 1999, we issued 7,712,081 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $30,000,000.

    In August 1999, we purchased certain assets and operations of Lowestrate.com, for a total purchase price of 1,400,000 shares of FiNet.com common shares. 560,000 of these shares were issued to the seller at the closing. The remaining 840,000 shares were placed in escrow subject to release to Lowestrate if the contingencies are resolved.

    In October 1999, we issued 600,000 shares of FiNet common stock in connection with our purchase of the remaining 50% interest of a limited liability corporation.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appear elsewhere in this Annual Report on Form 10-K. The following table provides selected historical consolidated financial information of FiNet.com. We prepared this information using the consolidated financial statements of

FiNet.com as of the dates indicated and for the eight months ended December 31, 1999, and each of the fiscal years in the five year period ended April 30, 1999. We derived the consolidated statement of operations and balance sheet data as of the eight months ended December 31, 1999, and for each of the fiscal years in the five year period ended April 30, 1999 from FiNet.com's financial statements audited by Ernst & Young, LLP (1999), Reuben E. Price (1998, 1997), Deloitte & Touche (1996, 1995), independent public accountants for FiNet.com.

                                           EIGHT MONTHS
                                              ENDED                    FISCAL YEAR ENDED APRIL 30
                                           DECEMBER 31    ----------------------------------------------------
                                               1999         1999       1998       1997     1996(2)    1995(2)
                                           ------------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.................................    $  6,070     $ 22,413   $ 15,160   $12,344    $ 6,375    $ 5,237
Cost of revenues.........................       8,423       35,064     14,718     9,316      4,591      3,068
                                             --------     --------   --------   -------    -------    -------
Gross profit.............................      (2,353)     (12,651)       442     3,028      1,784      2,169
Operating expenses.......................      22,975       20,906      9,175     5,775      1,444      1,923
                                             --------     --------   --------   -------    -------    -------
Income (loss) from operations............     (25,328)     (33,557)    (8,733)   (2,747)       340        246
                                             --------     --------   --------   -------    -------    -------
Net income (loss)........................     (25,328)     (36,538)    (9,379)   (2,778)       326        237
In-substance preferred stock dividend....          --          705         --        --         --         --
                                             --------     --------   --------   -------    -------    -------
Net income (loss) for common
  stockholders...........................    $(25,328)    $(37,243)  $ (9,379)  $(2,778)   $   326    $   237

PER SHARE DATA:
Basic and diluted earnings (loss) per
  common share...........................    $  (0.28)    $  (0.79)  $  (0.31)  $ (0.19)   $  0.04    $  2.37
Weighted average number of basic shares
  outstanding(1).........................      89,517       46,867     30,433    14,313      8,400        100
Cash dividends per common share..........    $     --     $     --   $     --   $    --    $  4.45    $  2.10

BALANCE SHEET DATA:
Cash and cash equivalents................    $ 18,626     $  4,202   $  1,993   $ 1,147    $   672    $   392
Mortgage loans held for sale, net........      78,691       33,438     63,034    24,244     10,675      3,196
Total assets.............................     119,808       45,255    101,468    33,070     25,215     15,091
Warehouse and other lines of credit......      80,453       33,038     86,659    26,902     19,732     11,109
Total liabilities........................      89,435       38,567     98,109    30,596     22,629     12,184

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

    Seasonality affects the mortgage industry because loan originations are typically at their lowest levels during the first and fourth calendar quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, we may report earnings in these calendar quarters that are generally lower than that of the second and third calendar quarters. However, due to significant refinance activity during 1997 and 1998, which was generally affected more by changes in interest rates than by seasons, the expected seasonal patterns are not evident in our historical financial statements. In the future, our expenses are also likely to vary quarter-to-quarter based upon fluctuations in the volume of loans we originate due to seasonality and other factors.

    Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rate environments in prior years, our historical performance during those periods may not be indicative of results in rising interest rate environments such as 1999. In addition, our recent growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, our historical earnings performance may be of little relevance in predicting future performance. Furthermore, our financial statistics may not be indicative of our results in future periods.

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

IMPACT OF OUR DISCONTINUED UNITS--MICAL, COASTAL AND OUR SERVICING BUSINESS

    We incurred significant losses at both our Mical and Coastal subsidiaries during fiscal 1999. New management elected to discontinue the businesses of both of these subsidiaries in the last half of fiscal 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing our servicing portfolios for sale. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the last three fiscal years ended April 30, and for the eight months ended December 31, 1999:

                                                       EIGHT MONTHS       FISCAL YEARS ENDED APRIL 30
                                                           ENDED         ------------------------------
                                                     DECEMBER 31, 1999     1999       1998       1997
                                                     -----------------   --------   --------   --------
                                                                       (IN THOUSANDS)
Revenues:..........................................       $   122        $ 10,865    $9,344     $7,623
Cost of revenues...................................         1,814          21,165     2,200      1,124
                                                          -------        --------    ------     ------
Gross (loss) profit................................        (1,692)        (10,300)    7,144      6,499
Other expenses:
  General and administrative.......................         1,211           2,945     5,011      3,519
  Marketing and advertising........................             6             434       288        307
  Special charges..................................           352           4,236        --         --
  Depreciation and amortization....................            --             180       139        106
  Other............................................            76             434       926        853
                                                          -------        --------    ------     ------
Total expenses.....................................         1,645           8,229     6,364      4,785
                                                          -------        --------    ------     ------
Income (loss) from operations......................        (3,337)        (18,529)      780      1,714
Other interest expense.............................            --             207         6          9
                                                          -------        --------    ------     ------
    Income (loss) before income taxes..............        (3,337)        (18,736)      774      1,705
Income tax expense.................................            --               1       226        225
                                                          -------        --------    ------     ------
    Net (loss) income..............................       $(3,337)       $(18,737)   $  548     $1,480
                                                          =======        ========    ======     ======

RESULTS OF OPERATIONS

EIGHT MONTHS ENDED DECEMBER 31, 1999 COMPARED TO EIGHT MONTHS ENDED DECEMBER 31,
  1998

REVENUES AND VOLUMES

    Total loan volume for FiNet's production units is summarized below.

                                                             FOR THE EIGHT
                                                             MONTHS ENDED
                                                              DECEMBER 31
                                                       -------------------------
                                                         1999            1998
                                                       ---------       ---------
                                                       (IN THOUSANDS)(UNAUDITED)
Business-to-Business.................................  $428,400        $144,100
Consumer-direct......................................    90,600         529,700
                                                       --------        --------
    Total Loan Volume................................  $519,000        $673,800
                                                       ========        ========

    Loan volume decreased $154.8 million, or 23%, to $519.0 million for the eight months ended December 31, 1999 from $673.8 million for the eight months ended December 31, 1998. Revenues decreased $10.8 million, or 64%, to
$6.1 million for the eight months ended December 31, 1999 from $16.9 million for the eight months ended December 31, 1998. The volume decrease was attributable primarily to the volume of the discontinued business units that were no longer operating in the eight months ended December 31, 1999. Additionally, business-to-business segment volumes decreased in our continuing units. Mortgage lending rates have increased in the current fiscal year relative to the prior fiscal year, slowing mortgage industry originations. In addition, price decreases negatively impacted revenues since they were not offset by volume increases. We expect to increase revenues through the planned expansion of our sales force and increased emphasis on the business-to-business segment. However, there can be no assurance that increased revenues will be achieved.

COST OF REVENUES AND GROSS PROFIT

    Cost of revenues decreased $6.3 million, or 43%, to $8.4 million for the eight months ended December 31, 1999 from $14.7 million for the eight months ended December 31, 1998. However, as a percentage of revenues, cost of revenues increased, decreasing our gross profit to (39)% of revenues. Production personnel costs, the primary component of cost of revenues in our continuing businesses, were not decreased proportionately with volume decreases resulting in a negative impact on margins.

    Gross profit was also negatively affected by an increase in loan loss provisions of $807,000 to $1.5 million from $693,000 for the for the eight months ended December 31, 1998. The increase is due to additional reserves provided at both our discontinued subsidiaries and our on-going businesses. Our discontinued subsidiaries continue to incur losses related to loans previously sold (off-balance sheet risk). Our on-going business required increased reserves due to increased volumes and slower sales of mortgages originated. We also recorded $433,000 of expense related to the sale of our servicing portfolio which was completed during the eight months ended December 31, 1999.

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

    Warehouse interest expense decreased $4.3 million or 81% to $1.0 million for the eight months ended December 31, 1999 from $5.3 million for the eight months ended December 31, 1998 primarily due to the volume decrease. In addition, we employed our excess cash to fund our mortgage inventory during a portion of the eight month period, whereas for the period ended December 31, 1998, we financed over 95% of our mortgage inventory. Also, in fiscal 1999, our primary warehouse lender allowed certain excess cash balance accounts to be offset against amounts due on warehouse borrowings, thereby further reducing our warehouse interest expense for the current fiscal period compared to the comparable period of the prior year. The decrease in inventory financing in the period ended
December 1999 compared to the 1998 period resulted in lower warehouse facility borrowings, contributing to the decrease in interest expense.

OPERATING EXPENSES

    GENERAL AND ADMINISTRATIVE

    Personnel costs and other general and administrative costs of our continuing businesses increased $3.8 million, or 37%, to $14.0 million in the eight months ended December 31, 1999 from $10.2 million in the eight months ended
December 31, 1998. Decreases attributable to the discontinued units were offset by significant increases in personnel costs as well as professional fees at the continuing units. Personnel costs have increased as FiNet increased its management team and hired additional sales and production employees in anticipation of increased volumes. In addition, general and administrative expenses have increased significantly as the result of our spending associated with becoming Year 2000 compliant.

    MARKETING AND ADVERTISING

    We initiated a number of marketing relationships in the eight months ended December 31, 1999 designed to attract prospective customers to our website. As a result, marketing and advertising increased $5.4 million to $6.2 million for the eight months ended December 31, 1999 from $755,000 in the eight months ended December 31, 1998. FiNet intends to significantly decrease its spending on branding over the subsequent twelve months relative to spending incurred in the current eight month period.

    SPECIAL CHARGES.

    Special charges of $1.4 million and $4.9 million were established in the eight month period ended December 31, 1999 and fiscal 1999. The special charges include $3.8 million of goodwill write off and restructuring charges associated with the discontinuance of the business of Mical for fiscal 1999, $690,000 writedown of purchased software for fiscal 1999 and $405,000 to liquidate certain assets and liabilities in connection with the discontinuance of the business of Coastal for fiscal 1999. During the eight months ended December 31, 1999, the Company expensed $1.4 million net book value of fixed assets as a result of a relocation of the corporate headquarters and primary operations.

    DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expenses for the eight months ended
December 31, 1999 increased by $180,000 or 30%, to $777,000 from $597,000 is fiscal 1999. The increase was due primarily to the amortization of the goodwill associated with the purchase of certain assets and operations of Lowestrate, and increased depreciation associated with our purchases of property, plant and equipment.

OTHER INTEREST EXPENSE

    Other interest expense decreased $2.7 million to zero for the eight months ended December 31, 1999 from $2.7 million for the eight months ended
December 31, 1998. During the eight months ended December 31, 1998, we incurred other interest expense as we amortized our 3% subordinated convertible debt discount. We also incurred interest expense related to certain notes payable, a working capital line of credit, and borrowings for the previous purchase of servicing assets. These obligations were reduced to zero during the eight months ended December 31, 1999; therefore, we did not incur material interest expense other than warehouse interest expense during the eight months ended
December 31, 1999.

INCOME TAXES

    As of December 31, 1999, we had approximately $75 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at December 31, 1999 as a result of uncertainties regarding the realization of the asset due to the lack of our earnings history.

NET LOSS

    Net loss for the eight months ended December 31, 1999 increased by $12.8 million, or 102%, to $25.3 million from $12.5 million for the eight months ended December 31, 1998, due to investments in technology, marketing and expenses associated with the relocation of our corporate headquarters.

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES AND VOLUMES

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

COST OF REVENUES AND GROSS PROFIT

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

    Provisions for losses increased by $5.8 million to $6.5 million in fiscal 1999 from $718,000 in fiscal 1998. We record provisions for losses to reflect market valuation allowances on mortgages held for sale and mortgage loans previously sold (off-balance sheet risk) and provisions for doubtful accounts receivable. We evaluate the collectibility of its accounts receivable primarily on a receivable by receivable basis, as accounts receivable is composed of amounts that do not necessarily carry similar risk characteristics, such as amounts heldback by purchasers on sales of mortgage loans and amounts heldback on sales of servicing rights. Additionally, we maintain communications with such purchasers and others from whom receivables are due and in certain circumstances, determines the allowance necessary based on agreed upon amounts.

    We determine our market valuation allowance relating to mortgages held for sale and mortgages that have been sold primarily on a loan by loan basis. The allowance is based on factors such as market values, bids received, industry loss experience and our prior loss experience, if any, as well as risk characteristics of the loan portfolio.

    The increase in provision for losses of $2.2 million, or 38%, was attributable to the provision for doubtful accounts recorded at our Mical Mortgage subsidiary. We acquired Mical in a business combination accounted for as a purchase in May 1998. Accordingly, the provision for doubtful accounts of Mical is included in our results of operations only subsequent to the acquisition date--only for fiscal 1999, and accounts for the entire increase. The remaining increase in the provision for losses relates to increased provisions for losses on mortgages held for sale and mortgages previously sold (off-balance sheet risk). This increase was attributable primarily to our Mical Mortgage subsidiary but additionally to provisions for loan losses recorded by our Coastal Federal Mortgage subsidiary. Loans originated at Mical and at Coastal, acquired in May and April 1998, had risk characteristics and loss recourse provisions that were dissimilar from our risk characteristics and sale recourse provisions prior to these acquisitions.

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

REVENUES AND VOLUMES

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

COST OF REVENUES AND GROSS PROFIT

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

FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO APRIL 30, 1999

    Historically we have experienced operating losses and have relied on external sources of debt and equity financing to fund operations, to service debt and to complete acquisitions and to make capital investments. Equity increases, primarily from private placements of common stock and warrant exercises, partially offset by operating losses have increased stockholders' equity to $30.4 million at December 31, 1999 from $6.7 million at April 30, 1999.

    Our cash increased by $14.4 million to $18.6 million at December 31, 1999 from $4.2 million at April 30, 1999, primarily as the result of cash received from private placements, partially offset by our use of cash to fund some of our mortgage origination activities and to make capital investments. In addition, we recorded $10.4 million of restricted cash, relating primarily to receipts from sales of mortgage loans, which could only be used to reduce warehouse borrowings.

    Mortgages held for sale increased by $45.3 million, or 136%, to $78.7 million at December 31, 1999 from $33.4 million at April 30, 1999. This increase was due to an increase in the volume of originations late in the period and slower than expected settlements.

    Mortgage servicing rights decreased from $2.7 million at April 30, 1999 to zero at December 31, 1999. The servicing portfolio was sold during in the eight months ended December 31, 1999. We received cash of $2.0 million; we recorded $433,000 of additional expense in "Cost of Revenues", and the balance due is recorded in "Accounts receivable" on our Consolidated Balance Sheet at December 31, 1999. We expect to collect substantially all of the balance due on this sale during the six months ended June 30, 2000.

    Warehouse borrowings increased $47.5 million, or 144%, from $33.0 million at April 30, 1999 to $80.5 million at December 31, 1999 as our loan originations increased late in the period ended December 31, 1999.

    Accrued expenses increased as we increased our spending on professional services relating to the implementation of computer systems and related infrastructure.

    Improvement in our financial condition is dependent on our ability to significantly grow our loan origination volumes, to achieve highly efficient operating processes and procedures, and to manage warehouse interest expense and operating expenses given the level of volumes. Our financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurance that we will be able to improve our financial condition through profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

    The nature of the mortgage lending business requires us to advance cash on a daily basis to fund newly originated loans to our borrowers. The majority of these funds are provided through conventional mortgage warehouse lines of credit, "purchase-repurchase" agreements, and our cash balances. Additional cash resources, obtained primarily through private placements of our common stock and other debt and equity offerings are used to fund ongoing expenses such as administration and marketing, to invest in product development and geographic expansion, and to satisfy debt and other obligations as they come due. Currently, cash generated by operations is not sufficient to meet our operating requirements.

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

    On August 9, 1999 we entered into a new, $75 million committed warehouse borrowing agreement with GMAC/RFC which expires on May 31, 2000. The new agreement replaced the existing $35 million extended agreement. The new facility may be used for the origination or the acquisition of mortgage loans and is secured by mortgages loans that have been funded using the facility. Borrowings under this agreement bear interest at LIBOR plus 1.75%. As of December 31, 1999, $73.2 million was outstanding on this facility. The agreement contains a number of operating and financial covenants that, among other things, require us to maintain a minimum current ratio, a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. The agreement also contains covenants that limit our ability to:

    - change executive management;

    - transfer or sell assets;

    - rapidly grow liabilities;

    - pay dividends;

    - enter into transactions with our affiliates; or

    - enter into a merger, consolidate or sell substantially all of our assets.

    The events of default contained in our revolving warehouse facility are typical of facilities of its type. At December 31, 1999, we were in default of our primary warehouse lending agreement, as were in violation of the liability growth covenant. Subsequent to December 31, 1999, the lender waived the default.

    Our available credit lines also include Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program). Under the ASAP Plus program, Fannie Mae funds us on the loans we deliver to them upon receipt of appropriate mortgage collateral. Fannie Mae subsequently purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. At December 31, 1999, $7.3 million was outstanding on this facility.

    During the eight months ended December 31, 1999, operating activities, including daily operating expenditures, repayment of warehouse borrowings and funding new originations, used $27.9 million in cash compared to cash used by operations of $12.9 million during the same period of the prior year.

    Investing activities used cash of $1.5 million during the eight months ended December 31, 1999, consisting primarily of investments in property, plant and equipment partially offset by proceeds from the sale of our servicing portfolio and proceeds from the sale of marketable equity securities. We do not intend to purchase additional mortgage servicing rights. We expect our level of capital spending for calendar 2000 to decrease somewhat as we will not incur infrastructure upgrades required for Year 2000 compliance.

    Cash provided by financing activities was $43.8 million for the eight months ended December 31, 1999, attributable mainly to private placements of our common stock.

    We expect that cash flow from the sale of mortgage loans will increase as we intend to increase both fundings and sales through additional marketing and sales efforts in our business-to-business segment.

    If we continue to maintain at least our current level of working capital borrowing resources, we believe that our existing cash balances and funds available under our revolving warehouse facilities and Fannie Mae ASAP Program will be sufficient to meet our liquidity requirements for the next 12 months. We do, however, expect that in the future we will need to arrange for additional sources of capital through the issuance of debt or equity or additional warehouse facilities. We have no commitments for any additional financings, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected. See also Note 6 to the consolidated financial statements.

                   FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    The risks described below could materially adversely affect our business, results of operations and financial condition, which, in turn, could cause the price of our shares to decline, resulting in a loss of all or part of your investment. We cannot predict which, if any, of these risks may actually occur, or the extent to which any occurrence, circumstance or event will actually affect our business, results of operations or financial condition, and the trading price of our shares.

BECAUSE WE EXPECT CONTINUED LOSSES IN THE FUTURE, OUR BUSINESS, FINANCIAL CONDITION AND GROWTH PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.

    We have incurred net losses of $9.4 million, $36.5 million and $25.3 million for fiscal 1998 and 1999 and the eight months ended December 31, 1999, respectively, and, at December 31, 1999, we had an accumulated deficit of approximately $73.2 million. Although we cannot predict future results of operations with any degree of certainty, we expect to continue to incur losses because of the current state of the mortgage market and our plans to continue to invest in information technology, marketing and geographic expansion of our business. While we do not believe these losses will exhaust our credit lines or available capital resources in the year ending December 31, 2000, we may not be able to implement our business plans, and our business, results of operations financial condition and growth prospects could be materially adversely affected.

IF OUR NEW MANAGEMENT IS NOT ABLE TO EXPAND AND IMPROVE OUR OPERATIONS, OUR BUSINESS WOULD SUFFER.

    Since December 1999, we have replaced most of our management team. Our new officers have not previously worked together, and we cannot be sure that they will be able to work together to improve and expand our operations. On
February 1, 2000, Rick Cossano became our President and Chief Executive Officer replacing Mark Korell, who retired effective January 15, 2000. Robert Snow, became our Executive Vice President, Business to Business, on January 31, 2000, replacing Kevin Gillespie, Executive Vice President, Sales and Marketing, who resigned effective December 20, 1999. Michael Quinn will become our Senior Vice President, Director of Capital Markets on April 1, 2000, replacing Michael Conway, who was terminated as Executive Vice President, Capital Markets, effective January 31, 2000. In addition, Christos Skeadas, Executive Vice President--Chief Technology Officer, and Thomas Porter, Executive Vice President--Administration have recently resigned. If the new management team is not able to work together and improve and expand our operations, our financial condition, profitability and growth prospects would be materially adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT OUR BUSINESS.

    We believe that our future success will depend to a significant extent on the continued services of our new senior management and other key personnel. The loss of the services of key employees or delay in recruiting candidates to fill our currently vacant management positions or any other key position which may become vacant could have a material adverse effect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO MANAGE GROWTH IN OUR BUSINESS, OUR RESULTS OF OPERATIONS MAY NOT IMPROVE.

    We anticipate that we will need to expand our employee base, facilities and infrastructure in order to be able to compete successfully and take advantage of market opportunities. If we are unable to manage the expansion of our business effectively, our business, results of operations and financial condition may not improve and could deteriorate. We expect this expansion to place significant strain on our management, operational and financial resources. Our current personnel, systems, procedures and controls are not adequate to support anticipated growth of our operations. To manage this expected growth, we will need to improve our mortgage processing, operational and financial systems, information processing capacity, procedures and controls. We may be unable to hire, train, retain or manage necessary personnel, or to identify and take advantage of existing and potential strategic relationships and market opportunities.

IF THERE IS A FURTHER DECREASE IN DEMAND FOR MORTGAGES, OUR BUSINESS COULD
SUFFER.

    Demand for mortgages is typically adversely affected by periods of economic slowdown or recession, rising interest rates, declining demand for consumer credit, declining home sales, declining real estate values and decreased ability of borrowers to make loan payments. These factors tend to decrease demand for mortgage loans of the types we originate and could increase the rates of delinquencies and foreclosures on loans we hold. These changes would likely have a material adverse affect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO DIFFERENTIATE OURSELVES FROM OUR COMPETITION IN OUR INDUSTRY, OUR BUSINESS PROSPECTS COULD BE HARMED.

    The e-mortgage market is new, rapidly evolving and intensely competitive. Because the barriers to entry are minimal, we expect competition to intensify in the future. In addition, the residential mortgage loan business is highly competitive. We currently compete with a variety of other companies offering mortgage services, including:

    - various on-line mortgage brokers, including E-LOAN Inc., iOwn.com, Mortgage.com, Quicken Mortgage and Keystroke Financial;

    - mortgage companies that offer products through on-line search engines, such as Yahoo! and Microsoft Corporation's Home Advisor website;

    - mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which still originate the vast majority of mortgage loans; and

    - mortgage brokers.

    Many of our mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than we do. Some of our on-line competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of our competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many have greater name recognition and more extensive customer bases and can offer more attractive terms to customers, including more aggressive loan pricing policies. We cannot be sure that we will be able to compete successfully against current and future competitors. If we are unable to do so it will have a material adverse effect on our business, results of operations and financial condition.

IF INTEREST RATES CONTINUE TO RISE, OUR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Rising interest rates generally discourage refinancing of residential mortgages and reduce the number of new home sales. Any further increase in interest rates or an adverse change in the residential real estate market or general economic conditions, both of which are outside our control, could have a material adverse effect on our business, results of operations and financial condition.

    The effect of interest rate changes tends to be greater on the market for refinancing loans than it is on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by a homeowner's desire to lower financing costs, whereas new home purchasers are motivated by a need or desire for a new home. Accordingly, the annual volume of new mortgage refinance loans is quite volatile. Approximately 44% of the loans we originated and/or funded during the eight months ended December 31, 1999 were loans to refinance mortgage debt, compared to 69% during the eight months ended

December 31, 1998. We cannot predict future interest rate trends, their impact on our business, or our ability to manage this business mix.

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

IF WE FAIL TO MAINTAIN CREDIT FACILITIES TO FINANCE OUR MORTGAGE LENDING ACTIVITIES, OUR GROWTH PROSPECTS COULD BE SEVERELY LIMITED.

    To the extent that we are unable to access adequate capital to fund loans, we may have to curtail or cease our loan funding activities entirely. This would have a material adverse effect on our business, results of operations and financial condition. Because we are not a bank, we are dependent upon specialized mortgage credit facilities from other lenders to finance our mortgage lending activities. In August 1999, we entered into a $75 million committed warehouse borrowing agreement with GMAC/RFC which replaced an existing $35 million agreement with GMAC/RFC. In the agreement, which expires on May 31, 2000, we make numerous representations, warranties and operating and financial covenants. A material breach by FiNet.com of any of these representations, warranties or covenants could result in the termination of the agreement and an obligation to repay the entire amount outstanding under the agreement. In the past, we have had to obtain waivers from GMAC/RFC's for defaults under the agreement. At December 31, 1999, we were in default of our primarily warehouse lending agreement, as we were in violation of certain financial and other covenants. Subsequent to December 31, 1999, the lender waived the defaults. During January 2000, the defaults were cured. However, we cannot assure you that we will be able obtain a waiver of from GMAC/RFC of any future defaults, should they occur, or that financing will continue to be available on favorable terms or at all.

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN E-COMMERCE AND IMPROVE OUR PRODUCTS AND SERVICES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    The Internet and e-commerce are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render existing technology and systems obsolete. There can be no assurance that we will successfully use new technologies effectively or adapt our websites, technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to license and internally develop leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, we will not remain competitive and our business, our results of operations and financial condition could be materially adversely affected.

IF WE ARE UNABLE TO ATTRACT QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

    Our ability to grow and our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees is intense, especially in the e-commerce sector, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, our business, results of operations and financial condition could be materially adversely affected.

IF CONSUMERS AND MORTGAGE BROKER BUSINESSES DO NOT EMBRACE ON-LINE MORTGAGE FINANCING AND SALES, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

    Our success depends upon the acceptance of on-line mortgage financing by consumers, mortgage brokers and other real estate service providers. If the market for on-line mortgage financing fails to develop, or develops more slowly than expected, our business, results of operations and financial condition would be materially adversely affected. In addition, if there are insufficient communications services to support the Internet, it could result in slower response times which would adversely affect usage of the Internet. Even if use of the Internet for on-line financing gains acceptance, we may be unable, for technical or other reasons, to develop and introduce new products and services or enhancements in a timely manner, and such products and services and enhancements may not gain widespread market acceptance. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

IF THERE IS A RECESSION, NATURAL DISASTER OR OTHER DISRUPTION IN THE CALIFORNIA ECONOMY, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    We are particularly vulnerable to recessions and conditions affecting the California economy. Of the loans we originated and/or funded in the eight months ended December 31, 1999, 83% were for properties located in California. No other state represented more than 3% of our closed loans during such period. While we expect to expand our business in other states, a concentration of loans in California is likely to continue for the foreseeable future.

    There have been times in the past, most recently in 1991 and 1992, when the California economy suffered a recession more severe than the rest of the country. If such a recession were to occur again, our business, results of operations and financial condition would be materially adversely affected. In addition, California historically has been vulnerable to natural disasters, such as earthquakes and mudslides, which are not typically covered by standard hazard insurance policies. These natural disasters often result in increased loan delinquencies or defaults which could adversely effect on our business, results of operations and financial condition.

IF WE HAVE TO REPURCHASE LOANS ORIGINATED FOR OR SOLD TO LENDERS, OUR RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

    There is a risk that we will not have sufficient funds to repurchase loans upon demand or that such repurchases will have a material adverse effect on our business, results of operations and financial condition. Under agreements with some of our lenders, they may require us to repurchase loans that we originate for them, or they purchase from us, in the event of material misrepresentations by us or inaccuracies in the borrowers' loan documents. In the eight months ended December 31, 1999, our Coastal Federal Mortgage, Mical Mortgage and Monument Mortgage subsidiaries were required to repurchase approximately $0, $6.5 million and $465,000 principal amount of loans, respectively. It is possible that future demands will be made to purchase loans originated and sold by these subsidiaries. As of December 31, 1999, we held approximately $220,000 aggregate principal amount of loan in foreclosure. As a result of repurchases, we occasionally are required to hold foreclosed residential real estate in inventory until it can be resold. Future foreclosures could have a material adverse effect on our business, results of operations and financial condition. If interest rates rise and the economy declines, the rate of mortgage loan foreclosures may rise. Depending on the circumstances of the transaction, we may or may not be able to sell the property for more than the outstanding loan balance.

PROBLEMS AND RISKS RELATED TO POTENTIAL ACQUISITIONS AND ALLIANCES MAY HARM OUR BUSINESS.

    To implement our growth strategy we may acquire or enter into alliances with companies with complementary services, technologies and businesses. In connection with any such acquisition, we may fail to successfully integrate the operations of the acquired company. For example, as described more completely below under "We may incur additional losses from the discontinued operations of Coastal Federal Mortgage and Mical Mortgage," we incurred significant losses following our acquisitions of Mical Mortgage and Coastal Federal Mortgage, and they have discontinued their operations. Any future alliances we pursue may not be successful. Also, acquisitions or alliances could divert our management's attention from other business matters, or we could lose key employees of acquired companies or alliance businesses.

THE DISCONTINUATION OF FEDERAL PROGRAMS THAT PURCHASE LOANS OR ANY CHANGE IN OUR ELIGIBILITY TO PARTICIPATE IN SUCH PROGRAMS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    If the mortgage programs administered by Fannie Mae, Freddie Mac and Ginnie Mae or our eligibility to participate in them were terminated or significantly curtailed, our business, results of operations and financial condition would be materially adversely affected. We fund our mortgage loan operations in part by selling the mortgage loans that we fund to these mortgage programs which pool the loans into mortgage-backed securities. Our ability to sell mortgage loans depends upon the continuation of programs administered by these entities, as well as our continued eligibility to participate in these programs.

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

    We depend on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae's Desktop Underwriter, Freddie Mac's Loan Prospector, GMAC/RFC's AssetWise and GE Capital Mortgage's Good Decisions. These services help ensure that our mortgage services can be offered efficiently and timely. We currently have an agreement with Fannie Mae that allows us to use their automated underwriting services and enables us to sell them qualified first mortgages. We expect to continue to process a significant portion of our conforming loans using the Fannie Mae system. However, our agreements with Fannie Mae and other mortgage investors can be terminated by either party at any time. There is a risk that we will not remain in good standing with Fannie Mae and other mortgage investors or that Fannie Mae and other mortgage investors will terminate our relationship. The termination of our agreement with Fannie Mae would materially adversely impact our ability to originate loans.

WE MAY INCUR ADDITIONAL LOSSES FROM THE DISCONTINUED BUSINESS OF COASTAL FEDERAL MORTGAGE AND MICAL MORTGAGE.

    In April 1998, we acquired Coastal Federal Mortgage, and in May 1998, we acquired Mical Mortgage Inc. Our results of operations include net losses from the acquisitions of both of these units and from their operating activities. Although these business units were discontinued in April 1999, they may incur additional losses, which would be included in our consolidated results. We reported net losses associated with Coastal and Mical during fiscal 1999 and for the eight months ended December 31, 1999 of $16.9 million and $2.9 million, respectively.

IF OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE.

    Our quarterly revenues and operating results are likely to continue to vary substantially from quarter to quarter due to a number of factors, including the following:

    - fluctuations in interest rates;

    - seasonal or other economic factors affecting demand for mortgages;

    - changes in our pricing policies or our competitors' pricing policies for mortgage origination and processing fees;

    - the introduction of new products and services by us or our competitors;

    - the level of consumer interest and confidence in the Internet as a means of accessing financial products and services;

    - any termination or restructuring of agreements with key service providers; and

    - technical difficulties or service interruptions affecting our Internet websites or operational data processing systems.

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

OUR STOCK PRICE COULD BE HIGHLY VOLATILE.

    The trading prices of Internet and e-commerce stocks have recently experienced extreme price and volume fluctuations. These fluctuations often appear to be unrelated or disproportionate to the operating performance of Internet and e-commerce companies. The valuations of many Internet and e-commerce stocks are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could further depress our stock price regardless of our future results. In the past, securities class action litigation often has been brought against companies following declines in the market price of their securities. If litigation of this type were brought against us, it could be very costly and could divert management's attention and resources from our business.

IF THERE ARE INTERRUPTIONS OR DELAY IN OBTAINING APPRAISAL, CREDIT REPORTING, TITLE SEARCHES AND OTHER UNDERWRITING SERVICES FROM THIRD PARTIES, WE MAY EXPERIENCE CUSTOMER DISSATISFACTION AND DIFFICULTIES CLOSING LOANS.

    If we are unsuccessful in securing the timely delivery of ancillary services such as appraisals, credit reporting and title searches, we will likely experience increased customer dissatisfaction, and our business, results of operations and financial condition could be materially adversely affected. We rely on other companies to perform certain aspects of the loan underwriting process, including appraisals, credit reporting and title searches. If the provision of these ancillary services were interrupted or delayed, it could cause delays in the processing and closing of loans for our customers. The value of the service we offer and the ultimate success of our business are dependent on our ability to secure the timely provision of these ancillary services by the third parties with whom we have business relationships.

IF WE FAIL TO COMPLY WITH EXTENSIVE FEDERAL AND STATE LAWS REGULATING OUR INDUSTRY, WE COULD BE SUBJECT TO PENALTIES, DISQUALIFICATIONS, LAWSUITS OR ENFORCEMENT ACTIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    Our operations are subject to extensive regulation by federal and state authorities. If we fail to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, administrative enforcement actions and other civil and criminal sanctions, and could have a material adverse effect on our business, results of operations and financial condition. See "Business--Mortgage Banking Regulation," at page 19 of our Annual Report on Form 10-K for the year ended April 30, 1999.

IF OUR COMPUTER SYSTEMS FAIL, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY
AFFECTED.

    Any interruption in the availability of our websites, transaction-processing systems or network infrastructure could materially adversely affect our business, results of operations and financial condition. Such interruptions could result from events such as fires, floods, earthquakes, power losses, telecommunications failures, computer viruses and electronic breaches. Our insurance policies may not adequately compensate us for losses that may occur in the event of a failure of our computer systems or other interruptions in our business.

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

IF OUR ELECTRONIC SECURITY DEVICES ARE BREACHED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

    If any compromise in our security devices were to occur, it could have a material adverse effect on our business, results of operations and financial condition. The secure transmission of confidential information through e-commerce is critical to our underwriting process. We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as consumers' financial statements. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect transaction data. We may be required to spend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet generally, and e-commerce in particular. To the extent that our activities involve the storage and transmission of proprietary information, such as consumers' financial statements and profile information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on our business, financial condition and results of operations.

IF OUR SHARES OUR DELISTED, THE LIQUIDITY FOR OUR SHARES COULD BE IMPAIRED.

    In December 1998, we received notice from Nasdaq that we had not met required financial ratio criteria for continued listing on the Nasdaq. Nasdaq requested that we maintain a minimum net worth of $2 million and submit to Nasdaq certain periodic financial reporting until July 1999. We have complied with Nasdaq's special reporting request and required ratio criteria.

    If we fail to meet the NASD's continued listing requirements, including, among others, net tangible assets or market capitalization, minimum bid price and various corporate governance requirements, our shares could be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in our common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our shares could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in the number and quality of security analysts' and the news media's coverage of the company, and lower prices for our shares than might otherwise be attained.

IF OUR SHARES ARE DELISTED, OUR SHARES COULD BECOME SUBJECT TO THE SEC'S "PENNY STOCK RULE".

    If our shares were delisted from Nasdaq, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our shares and may adversely affect the ability of purchasers in this offering to sell any of the securities acquired in the secondary market. If our shares become subject to this rule, market liquidity for our shares could be severely adversely affected.

YEAR 2000 COMPLIANCE

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As as result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information and technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $597,000 during the eight months ended December 31, 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

MATERIAL SUBSEQUENT EVENTS

    Effective January 31, 2000, we appointed Robert Snow, Executive Vice President--Business to Business.

    Effective January 31, 2000, Michael Conway, our Executive Vice President--Capital Markets, was terminated by the Company. Subsequent to his termination, Mr. Conway initiated arbitration proceedings in which it is alleged that he was wrongfully terminated. A mediation is scheduled to resolve the matter.

    Effective February 29, 2000, Thomas Porter, our Executive Vice President--Administration, resigned. Effective March 3, 2000, Christos Skeadas, our Executive Vice President--Chief Technology Officer, resigned. Effective April 1, 2000, we have appointed Michael Quinn, Senior Vice President, Director of Capital Markets.

    As of December 31, 1999, our growth and change in Chief Executive Officers violated certain covenants in our primary warehouse lending agreement. Subsequent to December 31, 1999, the lender waived the defaults.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    FiNet's primary exposure to market risk is interest rate risk. From the time we extend an interest rate commitment to the borrower until the loan is priced for sale to an investor, we are subject interest rate risk. If interest rates rise during that period, the price at which the loan can be sold to an investor declines, resulting in a lower sales price for the loan. We attempt to mitigate such reductions and manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. Before entering into hedging transactions, we analyze our loans with committed interest rates (pipeline loans). We consider factors such as the estimated portion of loans that will ultimately be funded, note rates, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions.

    FiNet attempts to make forward commitments for, or hedge substantially, all of its estimated interest rate risk on the loans. We have mandatory and optional forward commitments at December 31, 1999 and April 30, 1999 and 1998 aggregating $110.2 million, $43.8 million and $46.4 million, respectively. These commitments covered the market risk associated with mortgage loans held for sale to investors of $78.7 million, $33.4 million and $63.0 million, respectively, and our pipeline loans for which interest rates were committed at December 31, 1999 and April 30, 1999 and 1998 of $36.5 million, $25.6 million and $87.3 million, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into forward sales contracts exclusively with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements..................     45
Independent Auditors' Reports...............................     46
Report of Management........................................     49
Consolidated Balance Sheets at December 31, 1999 and April
  30, 1999 and 1998.........................................     50
Consolidated Statements of Operations for the eight months
  ended December 31, 1999 and 1998 and for the years ended
  April 30, 1999, 1998 and 1997.............................     51
Consolidated Statements of Changes in Stockholders' Equity
  for the eight months ended December 31, 1999 and the years
  ended April 30, 1999, 1998 and 1997.......................     52
Consolidated Statements of Cash Flows for the eight months
  ended December 31, 1999 and 1998 and the years ended
  April 30, 1999, 1998, and 1997............................     53
Notes to Consolidated Financial Statements..................     54

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FiNet.com, Inc.

    We have audited the accompanying consolidated balance sheets of FiNet.com, Inc., and subsidiaries as of December 31, 1999 and April 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the eight months ended December 31, 1999 and for the year ended April 30, 1999. These financial statements are the responsibility of FiNet.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiNet.com, Inc. as of December 31, 1999 and April 30, 1999 and the consolidated results of their operations and their cash flows for the eight months ended December 31, 1999 and the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

San Francisco, California
February 22, 2000, except for
Note 6 as to which the date is
March 30, 2000

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

    The Board of Directors through its Audit Committee, which is comprised entirely of nonmanagement directors, has an oversight role in the area of financial reporting and internal control. The Audit Committee periodically meets with Ernst & Young LLP, our internal auditors and Company management to discuss accounting, auditing, internal controls over financial reporting and other matters.

                        FINET.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 APRIL 30
                                                              DECEMBER 31   -------------------
                                                                 1999         1999       1998
                                                              -----------   --------   --------
                           ASSETS

Cash and cash equivalents...................................   $ 18,626     $ 4,202    $  1,993
Restricted cash.............................................     10,403          --          --
Marketable securities.......................................      2,674          --          --
Accounts receivable, net of allowances of $1,793, $2,150,
  and $36...................................................      1,863       2,245      26,186
Notes receivable............................................        500          --          --
Mortgages held for sale, net................................     78,691      33,438      63,034
Mortgage servicing rights...................................         --       2,693       5,478
Furniture, fixtures and equipment, net......................      4,471       1,575       1,441
Other assets................................................      2,580       1,102       3,336
                                                               --------     -------    --------
  Total assets..............................................   $119,808     $45,255    $101,468
                                                               ========     =======    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit.........................   $ 80,453     $33,038    $ 86,659
Accounts payable............................................      2,379         517       2,951
Notes payable and capitalized leases........................        141         481         860
Accrued expenses and other liabilities......................      6,462       4,531       2,139
Convertible subordinated debentures.........................         --          --       5,500
                                                               --------     -------    --------
  Total liabilities.........................................     89,435      38,567      98,109

Commitments and contingencies...............................

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares
  authorized, 93,441, 78,638 and 32,052 shares issued and
  outstanding at December 31, 1999 and April 30, 1999 and
  1998, respectively).......................................        934         786         321
Additional paid-in capital..................................    100,943      53,782      13,675
Accumulated deficit.........................................    (73,208)    (47,880)    (10,637)
Accumulated comprehensive income............................      1,704          --          --
                                                               --------     -------    --------
  Total stockholders' equity................................     30,373       6,688       3,359
                                                               --------     -------    --------
Total liabilities and stockholders' equity..................   $119,808     $45,255    $101,468
                                                               ========     =======    ========

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                EIGHT MONTHS ENDED
                                                   DECEMBER 31              YEARS ENDED APRIL 30
                                              ----------------------   ------------------------------
                                                1999        1998         1999       1998       1997
                                              --------   -----------     ----     --------   --------
                                                         (UNAUDITED)
Revenues....................................  $  6,070     $ 16,859    $ 22,413   $15,160    $12,344
Cost of revenues............................     8,423       14,735      35,064    14,718      9,316
                                              --------     --------    --------   -------    -------
Gross (loss) profit.........................    (2,353)       2,124     (12,651)      442      3,028
Operating expenses
  General and administrative................    13,973       10,150      11,661     5,887      4,451
  Marketing and advertising.................     6,200          755       2,205       921        667
  Special charges...........................     1,385           --       4,926     1,010         --
  Depreciation and amortization.............       777          597         646       482        105
  Other.....................................       575          347       1,468       875        552
                                              --------     --------    --------   -------    -------
    Total expenses..........................    22,910       11,849      20,906     9,175      5,775
                                              --------     --------    --------   -------    -------
Loss from operations........................   (25,263)      (9,725)    (33,557)   (8,733)    (2,747)
Other interest expense......................        --        2,749       2,976       420        118
                                              --------     --------    --------   -------    -------
Loss before income taxes and extraordinary
  gain......................................   (25,263)     (12,474)    (36,533)   (9,153)    (2,865)
Income tax expense..........................        65           --           5       226        225
                                              --------     --------    --------   -------    -------
Loss before extraordinary gain..............   (25,328)     (12,474)    (36,538)   (9,379)    (3,090)
Extraordinary gain on liabilities subject to
  compromise................................        --           --          --        --        312
                                              --------     --------    --------   -------    -------
Net loss....................................   (25,328)     (12,474)    (36,538)   (9,379)    (2,778)
In-substance preferred dividend.............        --          353         705        --         --
                                              --------     --------    --------   -------    -------
Net loss attributable to common
  stockholders..............................  $(25,328)    $(12,827)   $(37,243)  $(9,379)   $(2,778)
                                              ========     ========    ========   =======    =======
Loss per share attributable to common
  stockholders:
  Basic and diluted net loss per share
    before extraordinary item...............  $  (0.28)    $  (0.37)   $  (0.79)  $ (0.31)   $ (0.21)
  Extraordinary gain on liabilities subject
    to compromise...........................        --           --          --        --       0.02
                                              --------     --------    --------   -------    -------
  Basic and diluted net loss per common
    share...................................  $  (0.28)    $  (0.37)   $  (0.79)  $ (0.31)   $ (0.19)
                                              ========     ========    ========   =======    =======
Weighted average common shares used in
  computing basic and diluted net loss per
  common share..............................    89,517       34,316      46,867    30,433     14,313
                                              ========     ========    ========   =======    =======

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                             ADDITIONAL
                                                    COMMON STOCK                PAID         COMMON       ACCUMULATED
                                          --------------------------------       IN          STOCK       COMPREHENSIVE
                                           SHARES     AMOUNT    SUBSCRIBED    CAPITAL     SUBSCRIPTION       INCOME
                                          --------   --------   ----------   ----------   ------------   --------------
Balance April 30, 1996..................    9,650      $ 97        $ --       $  1,478      $    --          $   --
Issue of common shares:
  Common stock offerings................   11,992        80          40          7,233       (2,693)             --
  Reverse acquisition...................    6,412        64          --         (3,455)          --              --
  Debt & note payable conversion........    2,314        23          --          1,136           --              --
  Liabilities subject to compromise
    settlements.........................      230         2          --            113           --              --
  Common stock rights...................    2,403        24          --            (24)          --              --
  Warrants/stock options exercised......        3        --          --             --           --              --
Repurchase of common shares.............   (3,000)      (30)         --           (150)          --              --
Distributions to stockholders...........       --        --          --             --           --              --
Net loss................................       --        --          --             --           --              --
                                           ------      ----        ----       --------      -------          ------
Balance, April 30, 1997.................   30,004       260          40          6,331       (2,693)             --
Proceeds of subscription receivable.....       --        40         (40)            --        2,693              --
Issue of common shares:
  In connection with acquisitions:
    Real Estate Office Software.........      150         2          --            373           --              --
    iQualify, Inc.......................       50         1          --            180           --              --
    NDS.................................      202         2          --            806           --              --
  Private placement.....................    1,300        13          --          3,887           --              --
  Settlement of liabilities.............      232         2          --            355           --              --
  Employee bonuses......................        9        --          --             35           --              --
Warrants/stock options exercised........      105         1          --            157           --              --
Paid in capital related to imputed
  interest on issue of convertible
  debt..................................       --        --          --          1,551           --              --
Net loss................................       --        --          --             --           --              --
                                           ------      ----        ----       --------      -------          ------
Balance, April 30, 1998.................   32,052       321          --         13,675           --              --
Issue of common shares:
  Private placements of common shares...   34,138       341          --         28,196           --              --
  Costs of equity offerings.............       --        --          --           (762)          --              --
  In connection with acquisitions:
    Mical Mortgage, Inc.................      465         5          --          1,798           --              --
    Interloan.com.......................      100         1          --             74           --              --
    Real Estate Office Software.........       50        --          --            246           --              --
  Conversion of convertible subordinated
    debentures..........................    9,533        95          --          5,405           --              --
  Warrants/stock options exercised......    1,500        15          --          1,432           --              --
  Employee/other compensation...........      800         8          --          1,120           --              --
Paid in capital related to imputed
  interest on issue of convertible
  debentures............................       --        --          --            423           --              --
Paid in capital and in-substance
  dividend on preferred stock...........       --        --          --            705           --              --
Warrants issued with subordinated
  convertible debentures................       --        --          --            269           --              --
Warrants issued upon conversion of
  debentures............................       --        --          --            739           --              --
Issue of preferred stock................       --        --          --          2,500           --              --
Costs of preferred stock issue..........       --        --          --           (214)          --              --
Redemption of preferred stock...........       --        --          --         (2,500)          --              --
Warrants issued for services............       --        --          --            676           --              --
Net loss................................       --        --          --             --           --              --
                                           ------      ----        ----       --------      -------          ------
Balance, April 30, 1999.................   78,638       786          --         53,782           --              --
Issue of common shares:
  Private placements of common shares...   11,058       111          --         41,890           --              --
  Costs of equity offerings.............       --        --          --           (729)          --              --
  In connection with acquisitions:
    Homeseekers.........................      600         6          --          1,457           --              --
    Lowestrate..........................      560         6          --          1,815           --              --
  Warrants/stock options exercised......    2,126        21          --          2,152           --              --
  Employee/other compensation...........      459         4          --            576           --              --
Other comprehensive income..............       --        --          --             --           --           1,704
Net loss................................
                                           ------      ----        ----       --------      -------          ------
Balance, December 31, 1999..............   93,441      $934        $ --       $100,943      $    --          $1,704
                                           ======      ====        ====       ========      =======          ======


                                          ACCUMULATED
                                           (DEFICIT)      TOTAL
                                          ------------   --------
Balance April 30, 1996..................    $  2,261     $  3,836
Issue of common shares:
  Common stock offerings................          --        4,660
  Reverse acquisition...................          --       (3,391)
  Debt & note payable conversion........          --        1,159
  Liabilities subject to compromise
    settlements.........................          --          115
  Common stock rights...................          --           --
  Warrants/stock options exercised......          --           --
Repurchase of common shares.............          --         (180)
Distributions to stockholders...........        (741)        (741)
Net loss................................      (2,778)      (2,778)
                                            --------     --------
Balance, April 30, 1997.................      (1,258)       2,680
Proceeds of subscription receivable.....          --        2,693
Issue of common shares:
  In connection with acquisitions:
    Real Estate Office Software.........          --          375
    iQualify, Inc.......................          --          181
    NDS.................................          --          808
  Private placement.....................          --        3,900
  Settlement of liabilities.............          --          357
  Employee bonuses......................          --           35
Warrants/stock options exercised........          --          158
Paid in capital related to imputed
  interest on issue of convertible
  debt..................................          --        1,551
Net loss................................      (9,379)      (9,379)
                                            --------     --------
Balance, April 30, 1998.................     (10,637)       3,359
Issue of common shares:
  Private placements of common shares...          --       28,537
  Costs of equity offerings.............          --         (762)
  In connection with acquisitions:
    Mical Mortgage, Inc.................          --        1,803
    Interloan.com.......................          --           75
    Real Estate Office Software.........          --          246
  Conversion of convertible subordinated
    debentures..........................          --        5,500
  Warrants/stock options exercised......          --        1,447
  Employee/other compensation...........          --        1,128
Paid in capital related to imputed
  interest on issue of convertible
  debentures............................          --          423
Paid in capital and in-substance
  dividend on preferred stock...........        (705)          --
Warrants issued with subordinated
  convertible debentures................          --          269
Warrants issued upon conversion of
  debentures............................          --          739
Issue of preferred stock................          --        2,500
Costs of preferred stock issue..........          --         (214)
Redemption of preferred stock...........          --       (2,500)
Warrants issued for services............          --          676
Net loss................................     (36,538)     (36,538)
                                            --------     --------
Balance, April 30, 1999.................     (47,880)       6,688
Issue of common shares:
  Private placements of common shares...          --       42,001
  Costs of equity offerings.............          --         (729)
  In connection with acquisitions:
    Homeseekers.........................          --        1,463
    Lowestrate..........................          --        1,821
  Warrants/stock options exercised......          --        2,173
  Employee/other compensation...........          --          580
Other comprehensive income..............          --        1,704
Net loss................................     (25,328)     (25,328)
                                            --------     --------
Balance, December 31, 1999..............    $(73,208)    $ 30,373
                                            ========     ========

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                                   DECEMBER 31              YEARS ENDED APRIL 30
                                                              ----------------------   ------------------------------
                                                                1999        1998         1999       1998       1997
                                                              --------      ----       --------   --------   --------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  ($25,328)   ($12,827)    ($36,538)  ($9,379)   ($2,778)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       826       2,322        2,476     1,549        543
    Imputed interest from convertible debentures............        --       2,156        2,502       287         --
    Write down of goodwill and other asset valuation
      adjustments...........................................       989          --        4,958     1,728        164
    Gain on sale of mortgage servicing rights...............        --        (420)        (420)       --         --
    Gain on sale of marketable securities...................      (366)         --           --        --         --
    Expenses paid for issuance of common stock or
      warrants..............................................        --          --        1,804       392         52
    Expense from warrants issued upon conversion of
      debentures............................................        --          --          739        --         --
    Extraordinary gain on liabilities subject to
      compromise............................................        --          --           --        --       (312)
  Changes in operating assets and liabilities:
    Increase (decrease) in restricted cash..................   (10,003)         --           --        --         --
    (Increase) decrease in mortgage loans held for sale.....   (45,253)     55,395       71,596   (38,562)    (6,130)
    (Increase) decrease in receivables from sales of
      mortgage loans, servicing rights and other
      receivables...........................................       591      (1,561)      23,911   (20,496)     8,412
    (Increase) decrease in originated mortgage servicing
      rights................................................        --          --          382    (1,248)      (876)
    (Increase) decrease in other assets.....................      (121)      1,242          724       317       (498)
    Net increase (decrease) in warehouse borrowings.........    47,415     (54,747)     (91,494)   58,357       (345)
    Increase (decrease) in accounts payable and accrued
      expenses..............................................     3,703      (4,465)      (6,175)    3,006        106
    Other operating.........................................      (322)          6          309      (229)        --
                                                              --------    --------     --------   -------    -------
      Net cash used in operating activities.................   (27,869)    (12,899)     (25,226)   (4,278)    (1,662)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage servicing rights.....................        --          --           --    (4,515)      (287)
  Proceeds from sale of mortgage servicing rights...........     1,984       1,509        1,509       497         --
  Proceeds on sale of marketable securities.................       872
  Acquisition of mortgage loans held for investment.........        --          --           --        --        (87)
  Purchase of furniture, fixtures and equipment.............    (4,338)       (793)        (338)     (647)      (265)
  Acquisition of purchased technology and intangibles.......        --                     (481)   (1,007)       (67)
  Cash acquired in acquisition..............................        --         185          185        --         --
  Pre-acquisition advances to affiliates, net of payments...        --          --           --    (1,930)      (717)
  Other.....................................................        --          --           --       110        234
                                                              --------    --------     --------   -------    -------
      Net cash provided by (used in) investing activities...    (1,482)        901          875    (7,492)    (1,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    41,852      14,273       27,775     6,582      4,438
  Proceeds from issuance of convertible preferred stock.....        --       2,286        2,286        --         --
  Proceeds from issuance of convertible debt................        --       1,384        1,384     5,058         --
  Repurchase of common stock................................        --                       --        --       (180)
  Proceeds from advances on note payable and line of
    credit..................................................        --       1,400        1,400     2,550      1,950
  Proceeds from the exercise of common stock warrants and
    options.................................................     2,173         197        1,447       219         --
  Redemption of convertible debt............................        --          --       (1,500)       --         --
  Redemption of convertible preferred stock.................        --          --       (2,500)       --         --
  Repayment of note payable, capitalized leases and line of
    credit..................................................      (250)     (2,572)      (3,732)   (1,665)    (2,305)
  Repayments of loans and distributions to former
    stockholders............................................        --          --           --      (129)    (1,707)
  Proceeds from notes payable to officers...................        --          --           --        --        625
  Other financing...........................................        --         455           --        --         --
                                                              --------    --------     --------   -------    -------
      Net cash provided by financing activities.............    43,775      17,423       26,560    12,615      2,821
                                                              --------    --------     --------   -------    -------
Net increase (decrease) in cash.............................    14,424       5,425        2,209       845        (30)
Cash and cash equivalents at beginning of period............     4,202       1,993        1,993     1,148      1,178
                                                              --------    --------     --------   -------    -------
Cash and cash equivalents at end of period..................  $ 18,626    $  7,418     $  4,202   $ 1,993    $ 1,148
                                                              ========    ========     ========   =======    =======
Supplemental disclosures:
  Interest paid.............................................  $    625    $  5,168     $  6,812   $ 1,877    $ 1,966
  Taxes paid................................................  $     65    $     --     $      2   $    57    $   351

        See accompanying notes to the consolidated financial statements.

                        FINET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to mortgage broker businesses and consumers, including online mortgage services. The Company primarily markets its business to business services through mortgage brokers, and to consumers through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its consumer-direct and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate and fund mortgage loans in 49 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

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

    FiNet is substantially dependent on its mortgage finance partners, and the termination of one or more of these relationships would adversely affect FiNet's business. Through Monument Mortgage, Inc., the Company funds and closes mortgage loans. As a non-depository mortgage banker, Monument Mortgage is dependent on specialized mortgage credit facilities to finance its mortgage lending activities. At December 31, 1999, the Company's rapid growth in liabilities violated a covenant with our primary warehouse lender. The lender subsequently waived the default. This facility expires on May 31, 2000. The Company expects to continue its lending relationship with its primary warehouse lender; however, no assurances can be made that this relationship will continue. The inability to obtain warehouse lending would cause a material adverse affect on the Company's results of operations and financial position.

    The Company experienced net losses for the eight months ended December 31, 1999 and the years ended April 30, 1999, 1998, and 1997 and had an accumulated deficit at December 31, 1999 of $73,208,000. Net losses are expected for the foreseeable future. Equity capital has been raised to finance operations. The Company's cash on hand at December 31, 1999 was $18,626,000. Future capital requirements depend on many factors including the Company's ability to execute its business plan. The Company may need to raise additional capital through the issuance of debt or equity to execute its business plan. There can be no assurance that the Company will be able to raise additional capital, or that such capital will be available at all on satisfactory terms. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of FiNet and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the presentation for the eight months ended
December 31, 1999 .

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase. At December 31, 1999 the Company had restricted cash of $10,403,000 relating to amounts received for settlements on sales of mortgage loans that had not yet been applied to reduce the warehouse line of credit. This amount may only be used to pay down the warehouse line and is therefore restricted as to use.

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale, net of related discounts and premiums, are carried at the lower of aggregate cost or market value. Market valuation adjustments of $2,937,000, $3,851,000 and $396,000 at December 31, 1999, April
30, 1999 and 1998, respectively, were required and recorded in a valuation allowance by charges to "Cost of Revenue". Pursuant to the mortgage terms for the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

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

                               DECEMBER 31, 1999

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

    The Company's revenue components are (in thousands):

                                                     EIGHT MONTHS
                                                        ENDED
                                                   DECEMBER 31 1999           YEARS ENDED APRIL 30
                                                ----------------------   ------------------------------
                                                  1999        1998         1999       1998       1997
                                                --------   -----------   --------   --------   --------
                                                           (UNAUDITED)
Revenues:
  Warehouse interest income...................   $2,016      $ 5,050     $ 6,009    $ 3,247    $ 2,433
  Gain on sale of servicing rights and
    mortgage loans............................    1,969        8,922      11,847     10,187      9,022
  Loan servicing fees.........................      305          924       1,319        823        589
  Loan brokerage fees.........................      797        1,702       2,895        418         94
  Other.......................................      983          261         343        485        206
                                                 ------      -------     -------    -------    -------
    Total revenues............................   $6,070      $16,859     $22,413    $15,160    $12,344
                                                 ======      =======     =======    =======    =======

MARKETING AND ADVERTISING COSTS

    All marketing and advertising costs are charged to operating expenses as incurred.

INCOME TAXES

    The Company and its subsidiaries file consolidated federal and separate or combined tax returns for certain states. State and local income taxes are filed according to the taxable activities of the Company.

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities, as well as for operating losses and tax credit carry-forwards, using enacted tax laws and rates. Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

LOSS PER SHARE

    The Company computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Since the common equivalent shares for all years were antidilutive (,i.e. reduce net loss per share), basic and diluted loss per share are the same.

    The Company has excluded all outstanding warrants and options to purchase common stock and shares potentially issuable upon conversion of convertible subordinated debentures existing at December 31, 1999 and April 30, 1999 and 1998 from the calculation of loss per share, because their inclusion would be antidilutive (,i.e. reduce the net loss per share) for all periods presented. The number of options to purchase common stock that were excluded are 11,874,828; 7,512,000; 737,875 and 558,875 for the eight months ended
December 31, 1999 and for the fiscal years ended April 30, 1999, 1998 and 1997, respectively. Warrants to purchase common stock of 14,801,000, 16,421,000; 10,596,000 and 6,907,000 for the eight months ended December 31, 1999 and for the fiscal years ended April 30, 1999, 1998 and 1997, respectively, and 2,659,000 shares potentially issuable upon conversion of subordinated debentures at April 30, 1998 were also excluded.

COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at April 30, 1999. The Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company recorded other comprehensive income related to unrealized gains on the appreciation of Marketable Equity Securities.

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

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". However, the effective date for this pronouncement was delayed for one year from the original required date of fiscal years beginning after June 15, 1999. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of comprehensive income in stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company anticipates engaging in hedging activity in the future, and, therefore, expects to be impacted by the pronouncement. The impact of FAS No. 133 on the Company's consolidated financial statements, however, will depend on a variety of factors, including the level of future hedging activity, the types of hedging instruments used and the effectiveness of such instruments.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

    On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations will be used in the Company's consumer-direct segment. As consideration for the purchase, the Company issued 1,400,000 shares of its common stock. Of these shares, 560,000 were issued to the seller at the closing and were valued at approximately $1,820,000. The purchase price of these assets and operations, including expenses was $1,997,000. The entire purchase price was allocated to goodwill and is being amortized over 36 months. Amortization expense recorded for the eight months ended December 31, 1999 was $240,000. The remaining 840,000 shares were placed in escrow subject to release to Lowestrate if the contingencies are resolved. The acquisition was accounted for as a purchase. Certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non interest-bearing loan due in one year to the seller of Lowestrate, secured by 200,000 of the escrowed shares. The $500,000 note is included in the Company's "Accounts Receivable" on its Consolidated Balance Sheet at December 31, 1999.

    Subsequent to the asset and operations purchase date and until appropriate licensing requirements were completed, Monument performed certain processing and marketing services for Lowestrate and recorded fees and expenses related to these services. As licenses were obtained in each state, lending activities in that state were transferred to Monument and FiNet's results of operations include those activities.

    On October 28, 1999, the Company acquired its partners' 50% interest in a joint venture. As consideration for the purchase, the Company issued 600,000 shares of its common stock valued at $1,462,000. The only asset of the joint venture was 300,000 common shares of HouseSeekers.com equity securities which became marketable during 1999. The joint venture had no operating activities.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 3.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    The securities are classified as "available for sale" and are valued at market. Of the original 300,000 shares, the Company sold 96,000 shares a in 1999 and recognized a realized gain on the sale of $366,000 which is included in "Revenue" in the Statement of Operations. As of December 31, 1999, the Company held 204,000 shares valued at $2,674,000, which represents the closing bid price of the stock as of December 31, 1999. The Company recognized $1,704,000 of unrealized gains on the marketable equity securities for the eight month period ended December 31, 1999 and this amount has been included in Other Comprehensive Income in the Statement of Changes in Stockholders' Equity.

    On May 19, 1998, the Company acquired all of the issued and outstanding shares of Mical Mortgage, Inc. ("Mical"), a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 552,000 shares of FiNet's common stock. At the purchase date, 431,930 of these shares were issued and were valued at $1,674,000. The remaining shares are issuable by FiNet upon the resolution of specified contingencies related to the acquisition and will be recognized as additional purchase price if and when the contingencies are resolved. The acquisition was accounted for as a purchase. Accordingly, the results of Mical's operations have been included in the Company's consolidated financial statements subsequent to the acquisition date. The excess of the purchase price over the fair value of the net assets acquired of $3,332,000, net of purchase accounting adjustments, was recorded as goodwill. The Company discontinued the operations of Mical during fiscal 1999 and expensed the remaining unamortized goodwill relating to this acquisition. (See Note 13.)

    On April 30, 1998, FiNet acquired all the issued and outstanding common shares of Coastal Federal Mortgage Company ("Coastal"), a non-public, sub prime mortgage banker with offices in New Jersey, Pennsylvania and Florida, in exchange for 1,250,000 shares of its common stock. This transaction was accounted for as a pooling of interests and, consequently, the consolidated financial statements of FiNet have been restated to include the balance sheet and statements of operations of Coastal for all periods reported. The Company discontinued the operations of Coastal during fiscal 1999 and recorded $405,000 in "Special charges" in the Consolidated Statement of Operations related to liquidating the assets and satisfying the liabilities of Coastal.

    On February 9, 1998, the Company acquired all of the issued and outstanding stock of iQualify, Inc., a software developer whose principal asset is the iQualify software currently used by FiNet, for a consideration of 50,000 shares of FiNet common stock valued at $180,000, plus certain future usage-based payments. The acquisition was accounted for as a purchase.

    In December 1997, the Company completed the purchase of substantially all of the assets of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation. REOS is a software development and marketing company whose primary product is a proprietary realtor productivity tool called the Real Estate Office. The total purchase price was $1,261,000, consisting of cash of $641,000 and 200,000 shares of FiNet's common stock valued at $620,000. In January 1999, management determined that REOS no longer fit the strategic direction of the Company and that the purchased technology was permanently impaired based on projected future cash flows. Accordingly, the Company expensed the remaining recorded value of REOS of $690,000 in "Special charges" in the Company's Consolidated Statement of Operations.

    On December 31, 1996, FiNet acquired all of the outstanding common stock of Monument in exchange for 8.4 million common shares of the Company and a cash payment of $1,000,000. For accounting purposes, the cash payment was deemed a dividend payment to Monument stockholders and

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 3. ACQUISITIONS AND DISPOSITIONS (CONTINUED) the common shares issued in the acquisition have been treated as a recapitalization of Monument, with Monument as the reverse acquisition acquirer. The historical financial statements prior to December 31, 1996 are those of Monument and are deemed to be those of the reporting entity. Since the Company's operations were minimal or dormant during the year ended December 31, 1996, the reverse acquisition was considered a capital transaction rather than a business combination. Following the reverse acquisition, the Company changed its fiscal year end from December 31 to April 30 to conform to the fiscal year end of Monument.

NOTE 4.  MORTGAGE SERVICING RIGHTS

    Mortgage servicing rights and the related valuation allowance activity was as follows:

                                               EIGHT
                                              MONTHS            FISCAL YEARS ENDED
                                               ENDED                 APRIL 30
                                            DECEMBER 31   ------------------------------
                                               1999         1999       1998       1997
                                            -----------   --------   --------   --------
                                                                  (IN THOUSANDS)
Balance at beginning of period............    $2,693       $5,478     $  579      $156
Additions.................................        --        1,192      5,763       463
Sales.....................................    (2,539)      (1,825)      (268)       --
Scheduled amortization....................        --       (1,199)      (596)      (40)
Impairment additions charged to
  operations..............................      (154)      (1,703)        --        --
Impairment reductions credited to
  operations..............................        --          750         --        --
                                              ------       ------     ------      ----
Ending balance............................    $   --       $2,693     $5,478      $579
                                              ======       ======     ======      ====

    In connection with mortgage servicing activities, the Company segregates escrow and custodial funds in a separate trust account and excludes this balance of $571,000, $3.7 million and $16.0 million at December 31, 1999 and April 30, 1999 and 1998, respectively, from its balance sheet.

NOTE 5.  FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment consists of the following:

                                                                     APRIL 30
                                                  DECEMBER 31   -------------------
                                                     1999         1999       1998
                                                  -----------   --------   --------
                                                           (IN THOUSANDS)
Furniture and fixtures..........................    $1,110       $  315    $ 1,010
Computer equipment..............................     3,313        2,650      1,855
Office equipment................................       194        1,622        225
Leasehold improvements..........................       260          243        205
                                                    ------       ------    -------
Total cost......................................     4,877        4,830      3,295
Less accumulated depreciation and
  amortization..................................      (406)      (3,255)    (1,854)
                                                    ------       ------    -------
Net furniture, fixtures and equipment...........    $4,471       $1,575    $ 1,441
                                                    ======       ======    =======

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 5.  FURNITURE, FIXTURES AND EQUIPMENT (CONTINUED)
    During the eight months ended December 31, 1999, the Company recorded $1,385,000 of expense relating to the retirement of fixed assets in connection with a relocation of its corporate headquarters and primary operations. See
Note 13, "Special Charges". These assets were used in the business-to-business and consumer-direct segments and for the corporate group.

NOTE 6.  BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following:

                                                                                 APRIL 30
                                                              DECEMBER 31   -------------------
                                                                 1999         1999       1998
                                                              -----------   --------   --------
                                                                       (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT
Warehouse lines of credit:
  $75 million committed, $35 million uncommitted, and $55
    million committed, respectively, bearing interest at
    LIBOR + variable spread, expires May 31, 2000...........    $73,125     $30,906    $55,000
  $25 million uncommitted gestation, bearing interest at
    LIBOR + 2.5%, expired December 31, 1998.................         --          --    $22,552
  $10 million and $24 million committed at April 30, 1999
    and 1998, respectively, bearing interest at LIBOR +
    2.5%, expired December 31, 1998.........................         --       1,001      7,707
Purchase/Repurchase agreements:
  $15 million, bearing interest at Fed Funds + 0.70%, no
    expiration date.........................................      7,316          --         --
  $10 million, bearing interest at prime....................         --         138         --
  $10 million, bearing interest at prime....................         12         993         --
                                                                -------     -------    -------
                                                                 80,453      33,038     85,259
Servicing acquisition financing.............................         --          --        400
Revolving line of credit....................................         --          --      1,000
                                                                -------     -------    -------
                                                                $80,453     $33,038    $86,659
                                                                =======     =======    =======
NOTES PAYABLE AND CAPITALIZED LEASES:
  $1.0 million original note................................    $    --     $    --    $   500
  Notes and capital leases (various rates)..................        141         481        360
                                                                -------     -------    -------
                                                                    141         481        860
                                                                =======     =======    =======
3% CONVERTIBLE SUBORDINATED DEBENTURES......................    $    --     $    --    $ 5,500
                                                                =======     =======    =======

WAREHOUSE LINES OF CREDIT

    In August, 1999, the Company entered into a new lending agreement with its primary warehouse lender, GMAC/RFC. The new agreement provides the Company with a committed $75 million warehouse borrowing facility that carries an interest rate of LIBOR plus 1.75%. The agreement expires on May 31, 2000. For the eight month period ended December 31, 1999, the Company recorded warehouse interest

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 6.  BORROWING ARRANGEMENTS (CONTINUED)
expense of $1,002,000. For the years ended April 30, 1999, 1998 and 1997, the Company recorded interest expense of $6,587,000, $2,710,000 and $1,874,000, respectively. Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At December 31, 1999, and April 30, 1999 and 1998, LIBOR was 6.49%, 4.90%, and 5.69%, respectively, and the prime rate was 8.5%, 7.75%, and 8.5%, respectively.

    The Company's available credit lines also include a $15 million purchase/repurchase agreement with Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program). Under the ASAP Plus program, Fannie Mae funds the Company on the loans delivered to them upon receipt of appropriate mortgage collateral. Fannie Mae subsequently purchases the mortagage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. At December 31, 1999, the Company had $7.3 million of borrowings outstanding on the ASAP Program.

WAREHOUSE FACILITY COVENANTS

    The agreement for the warehouse line of credit contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the Agreement, outstanding principal and interest are due on demand. At April 30, 1999, the Company was in default under various financial covenants related to its non-primary warehouse lenders. The Company is negotiating the closure of these warehouse lines. At December 31, 1999, the Company was in default of its primary warehouse lending agreement, as a liability growth rate covenant was violated. Subsequent to December 31, 1999, the lender waived the default. This facility expires on May 31, 2000.

3% SUBORDINATED CONVERTIBLE DEBENTURES

    The Company issued $7,000,000 of 3% Subordinated Convertible Debentures in a private placement with interest payable in common stock of FiNet when converted, or in cash at maturity, redemption or retirement. The Company also issued 175,000 detachable warrants for purchase of the Company's common stock in connection with the debenture issuance. These debentures were issued in three separate tranches, with the first two tranches issued in fiscal 1998 totaling $5,500,000, and the third tranch issued in fiscal 1999 totaling $1,500,000. The debentures were convertible into the Company's common stock at the lesser of $5.00 per common share or 78% of the determined market price prior to conversion.

    The Company recorded $1,974,000 as additional paid in capital for the discount deemed related to imputed interest for the preferential conversion feature on the debentures. This discount was amortized to interest expense over the period from the date of issue to the date debentures first became convertible. Interest expense of $1,687,000 and $287,000 in fiscal years 1999 and 1998, respectively, was recognized in connection with the discount amortization and is included in other interest expense. Additionally, the Company recorded $269,000 in fiscal 1999 as a discount and additional paid in capital for the deemed fair value of the 175,000 detachable warrants. This discount was fully amortized to interest expense during fiscal 1999.

    In January 1999, $1,100,000 of the total $7,000,000 debentures were converted into 2,200,000 common shares at a conversion price of fifty cents per share, and an additional $4,400,000 of debentures were converted into 7,333,333 common shares at a conversion price of sixty cents per share. The remaining

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 6.  BORROWING ARRANGEMENTS (CONTINUED)
$1,500,000 of debentures were redeemed for cash at 100 percent of face value. In connection with the redemption, the Company also issued 840,000 5-year warrants exercisable at $1.50 per share, to the debenture holders. Expense of $739,000 was recorded for the deemed fair value of these warrants and is included in "Other expense" in the Company's Consolidated Statements of Operations. Additionally, capitalized debt issuance costs of $546,000 were expensed in fiscal 1999 and are included in "Other interest expense" on the Company's Consolidated Statements of Operations.

NOTE 7.  LIABILITIES SUBJECT TO COMPROMISE

    Prior to the December 31, 1996 reverse acquisition, FiNet had incurred $969,000 of unsecured trade creditor accounts payable. The Company had settled a majority of these claims by April 30, 1997. The creditors agreed to accept, on average, 33.8% of what they were owed. The payments were made in the form of cash and shares of the Company's common stock. The reduction of this liability gave rise to extraordinary gain of $312,000 for the year ended April 30, 1997. The balance of liabilities subject to compromise was $239,000 at December 31, 1999, and $438,000 at April 30, 1999 and April 30, 1998, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities and certain equipment under non-cancelable operating and capital leases. Future minimum payments consist of the following at December 31, 1999:

FISCAL YEAR                                                 OPERATING   CAPITAL
-----------                                                 ---------   --------
                                                               (IN THOUSANDS)
2000......................................................   $2,091      $   71
2001......................................................    1,711          --
2002......................................................    1,574          --
2003......................................................    1,498          --
2004......................................................      502          --
                                                             ------      ------
Total minimum lease payments..............................   $7,376      $   71
                                                             ======      ------
Less amount representing interest.........................                  (--)
                                                                         ------
Present value of minimum lease payments...................               $   71
                                                                         ======

    Rent expense for the eight months ended December 31, 1999 and for fiscal years 1999, 1998, and 1997, was $1,012,000, $867,000, $601,000 and $514,000,
respectively.

LITIGATION

    On January 14, 1998, prior to the Company's acquisition of Mical, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. The Company intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its then current and now former directors. The complaint alleges, among other things, that the plaintiff and the Company's then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that the Company issued to the current director 1,800,000 shares of stock and that the Company's then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of the Company's common stock and punitive damages as to certain of the claims. FiNet.com and the Company's then current director have each filed a general denial of all claims. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a FirstCity Capital Corporation. The complaint alleges breach of contract by Coastal for failure to repurchase loans in accordance with the terms and condition of a Purchase Agreement entered into by the parties in March 1998. The plaintiff has named Finet as a defendant alleging that Finet assumed all of Coastal's debts and obligations when Finet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United State District Court, Northern District of Texas, Dallas Division on January 18, 2000 and the Company has since filed procedural motions. Management intends to defend vigorously against the action and believe that the ultimate resolution will not have a material adverse effect on the Company's business, results of operations or financial condition.

    The Company and certain subsidiaries are defendants in various other legal proceedings. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom, will have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE 9.  MORTGAGE BANKING ACTIVITIES AND RELATED RISKS

    In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks including: interest rate risk, market risk, credit risk and repurchase risk.

    The Company's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $36,458,000, $25,604,000 and $87,300,000 as of December 31, 1999
and April 30, 1999 and 1998, respectively. Until a rate commitment is extended by the Company to a borrower, there is no market risk to the Company. If market interest rates rise between the time the Company commits to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 9.  MORTGAGE BANKING ACTIVITIES AND RELATED RISKS (CONTINUED)
    To protect against such losses, the Company attempts to manage its interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans the Company expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, the Company performs an analysis of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the type and amount of forward commitment and hedging transactions. The Company attempts to make forward commitments for, or hedge substantially, all of its estimated interest rate risk on the loans. The Company does not believe that hedging its interest rate risk with respect to the non-prime loans is cost effective because these loans generally have higher interest rate spreads and generally lack sensitivity to interest rate changes due to their credit characteristics and the short period of time held by the Company. The Company had mandatory and optional forward commitments at December 31 and at April 30, 1999 and 1998 aggregating $110,233,000, $43,829,000 and $46,400,000, respectively. These commitments covered the market risk associated with the mortgage loans held for sale to investors of $78,691,000, $33,438,000 and $63,034,000, respectively, and the pipeline loans for which interest rates were committed of $36,458,000, $25,604,000 and $87,300,000, respectively.

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

    Fees paid to investors are deferred and subsequently expensed as the loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any remaining fee is recognized as a period expense at the expiration of its commitment period, or earlier if exercise of the commitment is deemed remote.

    The Company reduces its exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business by selling all funded loans. However, in connection with loan sales and bulk servicing sales, the Company makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations and warranties, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify the purchasers for any losses. For the eight months ended December 31, 1999, and the years ended April 30, 1999, 1998, and 1997, the Company repurchased loans totaling $6,982,820, $10,034,000, $347,000, and zero, respectively, which resulted in losses of $1,572,000, $759,000, $347,000, and zero, respectively.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

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

    - Loan commitments to fund (i.e. pipeline loans) and loan commitments to sell. The fair value for the pipeline loans, allowing for estimated fallout based on historical experience, and loan commitments to sell, are based on quoted market prices.

    The carrying values and the estimated fair values of our financial instruments at December 31, 1999 and April 30, 1999 and 1998 are as follows:

                                        DECEMBER 31, 1999        APRIL 30, 1999          APRIL 30, 1998
                                      ---------------------   ---------------------   ---------------------
                                      CARRYING   ESTIMATED    CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                       VALUE     FAIR VALUE    VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                      --------   ----------   --------   ----------   --------   ----------
                                                                 (IN THOUSANDS)
Assets:
  Mortgages held for sale...........  $78,691     $78,691     $33,438     $33,438     $63,034     $63,363
  Mortgage servicing rights.........       --          --       2,693       2,693       5,478       5,478
Liabilities:
  Notes payable.....................       70          70         300         300         860         860
Off Balance Sheet:
  Loan commitments to fund..........       --         881          --         395          --         (34)
  Loan commitments to sell..........       --         243          --          98          --          43

NOTE 11.  STOCKHOLDERS' EQUITY

    The Company recorded $1,704,000 of "Other comprehensive income" relating to unrealized gains on marketable equity securities held as available for sale at December 31, 1999. (See Note 3)

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 11.  STOCKHOLDERS' EQUITY (CONTINUED)
    As of December 31, 1999, the Company had outstanding warrants as follows:

      NUMBER OF         EXERCISE PRICE    YEAR OF
   WARRANTS ISSUED        PER SHARE      EXPIRATION
---------------------   --------------   ----------
   (IN THOUSANDS)
       12,889             $0.50-1.50     2001-2008
          100              1.51-3.00          2003
          754              3.01-4.50     2000-2007
        1,058              4.51-5.00     2001-2002
       ------
       14,801
       ======

    In September 1998, the Company issued 250 shares of its $2,500 Series A Convertible Preferred Stock ("Preferred") in a private placement generating $2,286,250 of proceeds, net of expenses. In addition, the Company issued Warrants to the Preferred investors to purchase 250,000 shares of the Company's common stock at $1.00 per share. The Company recorded a perferred stock discount of $705,000 upon issuance of the preferred stock. This discount was amortized to the date the preferred stock first became convertible. The entire discount was amortized in fiscal 1999 and is reported as "In-substance preferred dividend" on the Company's 1999 Consolidated Statement of Operations. In the third and fourth quarters of fiscal 1999, the $2,500,000 Series A Convertible Preferred stock was redeemed at face value.

NOTE 12.  STOCK OPTIONS

1989 STOCK OPTION PLAN (EXPIRED)

    The Company's 1989 Stock Option Plan (the "1989 Plan") provided for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 1,750,000 shares of common stock. The 1989 Plan was administered by the Company's Board of Directors. The Board of Directors were authorized to determine the terms of options granted under the 1989 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1989 Plan could be incentive stock options or nonqualified stock options.

    The exercise price of incentive stock options could not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options could not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).

    Upon termination of employment, the optionee generally has the right to exercise, for 90 days following the termination date, any outstanding option to the extent it was exercisable on the date of termination, after which all unexercised options lapse. In the event of an optionee's death or disability, the optionee could exercise any outstanding option, to the extent it is exercisable, for one year following the termination date.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 12.  STOCK OPTIONS (CONTINUED)
1998 STOCK OPTION PLAN

    The Company's 1998 Stock Option Plan (the "1998 Plan") provides for the grant of options to officers, employee directors, other employees and consultants of FiNet.com to purchase up to an aggregate of 10,000,000 shares of common stock. The 1998 Plan is administered by the Company's Board of Directors. The Company's Board of Directors determines the terms of options granted under the 1998 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1998 Plan may be incentive stock options or nonqualified options. In general, the 1998 Plan has the same terms and conditions as the 1989 Plan. As of December 31, 1999, 4,601,572 options, were available for grant under the 1998 plan.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    The Company's 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") provides for an automatic grant of an option to purchase 40,000 shares of common stock to non-employee directors upon their election or appointment to the Company's Board of Directors and 60,000 shares for subsequent annual grants. The aggregate number of shares that can be purchased under the Directors' Plan is 1,000,000. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Company's Board of Directors. The initial option grant vests 100% on grant. Subsequent annual grants under the Directors' Plan become exercisable in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion lapses. As of December 31, 1999, 760,000 options were available for grant under this plan.

STOCK BONUS INCENTIVE PLAN

    The Company's Stock Bonus Incentive Plan (the "Stock Bonus Plan") provides for the grant of bonus shares to any of the Company's employees, directors, officers and to consultants or advisers to the Company. The Company's Board of Directors has authorized up to an aggregate of 875,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Company's Board of Directors. Each grant of bonus shares becomes exercisable according to a schedule to be established by the Company's Board of Directors at the time of grant.

OTHER AGREEMENTS

    Pursuant to an employment agreement with a former executive officer, the Company granted options to the executive officer to purchase 720,236 shares of common stock at with prices ranging from $3.313 to $9.1250 which will expire in 2000.

    In December 1999, the Company entered into an employment agreement with a new executive officer. Pursuant to the agreement, the Company granted the executive officer 2,250,000 options in addition to 750,000 options granted to him under the 1998 Stock Option Plan. The options are exercisable at $1.03 and will expire in 2009.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 12.  STOCK OPTIONS (CONTINUED)
1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan under which 500,000 shares of common stock have been reserved for issuance. Under this plan, FiNet's employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The Company implemented this plan in the first quarter of 2000.

    The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. compensation expense recognized in income under APB 25 for the eight months ended December 31, 1999 was $184,000. There was no such expense recognized for the fiscal years ended April 30, 1999, 1998 and 1997.

    Statement of Financial Account Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, the Company will continue to apply the existing account rules under APB No. 25 and provide pro forma net income and pro forma earnings per share (EPS) disclosures for stock-based awards made during the eight months ended December 31, 1999 and fiscal years ended April 30, 1999, 1998 and 1997 as if the fair-value-based method defined in SFAS NO.123 had been applied.

                                                     EIGHT MONTHS       FISCAL YEARS ENDED APRIL 30
                                                         ENDED         ------------------------------
PRO FORMA STATEMENT OF OPERATIONS                  DECEMBER 31, 1999     1999       1998       1997
---------------------------------                  -----------------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Estimated stock-based compensation...............      $  2,310        $  1,715   $   200    $   125
Net (loss) as reported...........................       (25,328)        (36,538)   (9,379)    (2,778)
                                                       --------        --------   -------    -------
Pro forma net (loss).............................      $(27,638)       $(38,253)  $(9,579)   $(2,903)
                                                       ========        ========   =======    =======
(Loss) per share as reported.....................          (.28)          (0.79)    (0.31)     (0.19)
Pro forma (loss) per share.......................          (.31)          (0.83)    (0.32)     (0.20)

    The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions for the eight months ended December 31, 1999 and fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 5.38% to 6.52%; 4.78% to 5.53%; 5.5%; and 6.6% to 6.7%
volatility of 132.86%; 141%; 50% and 50%; a dividend growth rate of zero was used since the Company does not intend to pay dividends on its common stock; and the expected lives equal to .53 years over the vesting period for the eight months ended December 31, 1999, one year over the vesting period for fiscal 1999, and the remaining option terms for fiscal years 1998 and 1997.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 12.  STOCK OPTIONS (CONTINUED)
    The weighted-average grant-date fair value and exercise price of options granted during the eight months ended December 31, 1999 and fiscal years 1999, 1998 and 1997 are summarized below:

                                                         WEIGHTED-      WEIGHTED-
                                                          AVERAGE        AVERAGE
                                              SHARES     FAIR VALUE   EXERCISE PRICE
                                             ---------   ----------   --------------
EIGHT MONTHS ENDED DECEMBER 31, 1999
  Granted
    Price = Market Value...................  5,253,236     $2.04           $2.37
    Price > Market Value...................         --        --              --
    Price < Market Value...................    205,000     $2.94           $2.43
FISCAL 1999
  Granted
    Price = Market Value...................  7,533,020     $0.88           $0.99
    Price > Market Value...................      7,500     $0.85           $1.13
    Price < Market Value...................     80,000     $1.08           $1.35
FISCAL 1998
  Granted
    Price = Market Value...................    148,000     $2.85           $4.44
    Price > Market Value...................         --        --              --
    Price < Market Value...................     40,000     $2.83           $0.50
FISCAL 1997
  Granted
    Price = Market Value...................         --        --              --
    Price > Market Value...................         --        --              --
    Price < Market Value...................    120,000     $0.80           $0.50

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 12.  STOCK OPTIONS (CONTINUED)
    The following table summarizes stock option plan activity for the eight months ending December 31, 1999, fiscal years 1999, 1998 and 1997:

                                                                                           WEIGHTED
                                                                                           AVERAGE
EMPLOYEE STOCK OPTION SUMMARY                              OPTIONS     EXERCISE PRICE   EXERCISE PRICE
-----------------------------                             ----------   --------------   --------------
Outstanding at May 1, 1996..............................     468,042     $0.06-0.50          $0.06
Granted.................................................     120,000      0.50-0.50           0.50
Exercised...............................................      (3,167)     0.06-0.06           0.06
Expired / Canceled......................................     (26,000)     0.06-0.06           0.06
                                                          ----------
Outstanding at May 1, 1997..............................     558,875      0.06-0.50           0.15
Granted.................................................     188,000      0.50-5.50           4.18
Exercised...............................................          --             --             --
Expired / Canceled......................................      (9,000)          3.00           2.81
                                                          ----------
Outstanding at May 1, 1998..............................     737,875      0.06-5.50           1.15
Granted.................................................   7,620,520      0.50-3.25           0.99
Exercised...............................................    (383,035)     0.06-0.75           0.07
Expired / Canceled......................................    (462,866)     0.50-3.25           1.19
                                                          ----------
Outstanding at April 30, 1999...........................   7,512,494      0.06-5.50           1.03
Granted.................................................   5,458,236      1.03-9.13           2.38
Exercised...............................................    (237,914)     0.50-1.13           0.71
Expired / Canceled......................................    (857,988)     0.75-6.69           2.56
                                                          ----------
Outstanding at December 31, 1999........................  11,874,828     $0.06-9.13          $1.55
                                                          ==========

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 12.  STOCK OPTIONS (CONTINUED)
    The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                           OPTIONS OUTSTANDING
                           ---------------------------------------------------          OPTIONS EXERCISABLE
                                           WEIGHTED-AVERAGE                      ---------------------------------
                                              REMAINING                              NUMBER
                              SHARES       CONTRACTUAL LIFE   WEIGHTED-AVERAGE   EXERCISABLE AS   WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING        (YEARS)         EXERCISE PRICE    OF 12/31/1999     EXERCISE PRICE
------------------------   -------------   ----------------   ----------------   --------------   ----------------
0.06$00-$0.5000.....           185,634           3.40             $0.3444             185,555         $0.3446
0.5630.............          1,290,000           8.78              0.5630             558,750          0.5630
0.750.6560-$00.............   1,685,055          8.80              0.7222             543,000          0.7154
1.000.8750-$00.............      22,292          8.87              0.8987              17,720          0.8812
1.0310.............          5,707,986           9.57              1.0310           1,441,046          1.0310
2.461.0625-$90.............   1,282,250          9.43              1.9647             278,125          2.0311
4.502.5630-$00.............   1,211,161          9.23              3.5708             276,769          3.6854
6.684.6250-$80.............     203,125          9.42              5.1646              82,183          4.8053
7.627.6250-$50.............      39,602          9.38              7.6250               7,921          7.6250
9.1250.............            247,723           9.36              9.1250              49,545          9.1250
                            ----------                                              ---------

0.06$00-$9.1250.....        11,874,828           9.22             $1.5468           3,440,614         $1.3836
                            ==========                                              =========

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 13.  SPECIAL CHARGES

    In connection with the Company's relocation of its headquarters and operating facilities from Walnut Creek, California to San Ramon, California, $1,385,000 of expense was recorded to write-off fixed furniture fixtures and equipment that would no longer be employed in the new location.

    In addition, the Company recorded nonrecurring charges associated with discontinued business units during the eight months ended December 31, 1999 and during fiscal year 1999. During the third quarter of fiscal year 1999, the Company's Board of Directors approved a plan to cease Mical's operations and close its facilities. The Company assessed the remaining goodwill balance and determined that the amount was not recoverable from future cash flow. Goodwill of $3,189,000, net of purchase accounting adjustments and recorded amortization, was expensed as part of these special charges in fiscal year 1999. Approximately 130 employees were terminated during fiscal year 1999 as a result of the Mical closure. The Company also recorded a special charge expense of $642,000 during the third quarter of fiscal year 1999 to recognize exit costs primarily for severance and occupancy lease costs net of recovery from subleases. During the eight months ended December 31, 1999, $352,000 was recorded as expense associated with the write off of the remaining furniture fixtures and equipment of Mical.

    Except for the items detailed above totaling $352,000 for the eight months ended December 31, 1999 and $642,000 for the fiscal year ended April 30, 1999, all other financial statement effects of winding down Mical are included in results from operations as incurred. At December 31, 1999, the balance of the special charge accrual was $202,000, which represents lease costs of vacated space that the Company expects to incur subsequent to December 31, 1999.

    During the year ended April 30, 1999, the Company also recorded nonrecurring expenses of $405,000 to liquidate certain assets and settle certain liabilities in connection with closing Coastal and $690,000 to expense the unamortized balance of its Real Estate Office Software (REOS) technology. Management closed Coastal and expensed the remaining balance of REOS upon determining that the Company would no longer employ these assets in its future strategic direction.

    In fiscal year 1998, the Company wrote off $1,010,000 relating to software services and loan leads. Management determined that these assets were permanently impaired, as they did not fit the Company's strategic plans and would no longer be employed in future operations.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 14.  INCOME TAXES

    The provisions for income taxes consist of the following:

                                                                      FISCAL YEARS ENDED
                                                                           APRIL 30
                                              EIGHT MONTHS      ------------------------------
                                                  ENDED
                                            DECEMBER 31, 1999     1999       1998       1997
                                            -----------------   --------   --------   --------
                                                                        (IN THOUSANDS)
Current Federal...........................         $--            $--        $236       $219
Current State.............................          65              5          80         71
                                                   ---            ---        ----       ----
                                                    65              5         316        290

Deferred Federal..........................          --             --         (70)       (50)
Deferred State............................          --             --         (20)       (15)
                                                   ---            ---        ----       ----
                                                    --             --         (90)       (65)
                                                   ---            ---        ----       ----
Total.....................................         $65            $ 5        $226       $225
                                                   ===            ===        ====       ====

The reconciliation of the provision for income taxes computed at U.S. statutory income tax rates to pretax income is as follows:

                                                            EIGHT
                                                           MONTHS
                                                            ENDED           FISCAL YEARS ENDED APRIL 30
                                                         DECEMBER 31   --------------------------------------
                                                            1999         1999           1998           1997
                                                         -----------   --------       --------       --------
                                                                                   (IN THOUSANDS)
Federal statutory income tax rate......................     (34.0)%     (34.0)%        (34.0)%        (34.0)%
State and local imcome taxes, net of federal tax
  effect...............................................       0.2          --             .4
Non-deductible goodwill................................        --         4.0             --            1.3
Valuation allowance....................................      33.5        20.8           36.5           40.5
Prior period adjustment................................        --         5.0             --             --
Other, net.............................................       0.6         4.2           (1.7)            --
                                                            -----       -----          -----          -----
  Effective Tax Rate...................................       0.3%        0.0%           2.3%           7.8%
                                                            =====       =====          =====          =====

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 14.  INCOME TAXES (CONTINUED)
The significant components of the Company's deferred tax liabilities and assets as of December 31, 1999, April 30, 1999 and 1998 are as follows:

                                                                                 APRIL 30
                                                              DECEMBER 31   -------------------
                                                                 1999         1999       1998
                                                              -----------   --------   --------
                                                                              (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
  Originated mortgage servicing rights......................   $     --     $     47   $    460
  Marketable Securities.....................................        764           --         --
  Depreciation..............................................         41          126       (113)
                                                               --------     --------   --------
  Total deferred tax liabilities............................        805          173        573
                                                               --------     --------   --------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................     28,848       18,736     12,366
  Loan loss and other reserves..............................      2,138        2,597         --
  Goodwill and other intangibles............................        396          310      1,116
  Deferred revenue..........................................        175          202         --
  Other.....................................................        852           90        432
                                                               --------     --------   --------
Total deferred tax assets...................................     32,409       21,935     13,914
                                                               --------     --------   --------
Valuation allowance.........................................    (31,604)     (21,762)   (13,341)
Net deferred tax asset......................................        805          173        573
                                                               --------     --------   --------
Total net deferred tax liabilities and assets...............   $     --     $     --   $     --
                                                               ========     ========   ========

    Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding the Company's ability to realize the benefits associated with its net operating losses, a valuation allowance was established against its net deferred tax asset. During the eight months ended December 31, 1999 and during fiscal year 1999, the valuation allowance was increased by $9,842,000 and $8,421,000, respectively. A portion of the valuation allowance relates to deductions from the exercise of stock options. If realized, the benefit from the reduction of that portion of the valuation allowance will be credited to equity.

    At December 31, 1999, the Company has federal net operating loss carryforwards (NOLs) of approximately $75 million. The NOLs expire in the years 2004 through 2019. The Company has smaller state tax loss carryforwards. Due to ownership changes, these carryforwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of a significant portion of the NOLS before full utilization.

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 15.  NON-CASH INVESTING AND FINANCING ACTIVITIES

    The following table presents non-cash investing and financing information for the eight months ended December 31, 1999 and for fiscal 1999 and 1998:

                                                              EIGHT MONTHS    FISCAL YEAR ENDED
                                                                 ENDED            APRIL 30
                                                              DECEMBER 31    -------------------
                                                                  1999         1999       1998
                                                              ------------   --------   --------
                                                                               (IN THOUSANDS)
Common stock and warrants issued for expenses...............     $  580      $ 1,804     $  392
Common stock issued to purchase certain assets and
  operations of Lowestrate.com..............................      1,821           --         --
Common stock issued to purchase the remaining 50% interest
  of a joint venture not already owned......................      1,463           --         --
Common stock issued for purchased technology and
  intangibles...............................................         --          320      1,364
Warrants issued upon conversion of convertible debt.........         --          739         --
Common stock issued upon debenture conversion...............         --        5,500         --
In-substance dividend on preferred stock discount...........         --          705         --
3% convertible debenture discount...........................         --          423         --
Acquired in acquisition:
  Furniture, fixtures & equipment...........................         --          505         --
  Mortgages held for sale...................................         --       84,598
  Other assets..............................................         --        3,995         --
  Accounts payable and other accrued expenses...............         --        9,829         --
  Debt......................................................         --       82,634         --

NOTE 16.  SEGMENT DATA

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. The Company has identified two

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 16.  SEGMENT DATA (CONTINUED)
reportable business segments: business-to-business and business-to-consumer. Information related to the Company's reportable operating segments is shown below (in thousands):

                                                 EIGHT MONTHS
                                                    ENDED
                                                 DECEMBER 31          FISCAL YEARS ENDED APRIL 30
                                            ----------------------   ------------------------------
                                              1999        1998         1999       1998       1997
                                            --------   -----------   --------   --------   --------
                                                       (UNAUDITED)
Revenue
  Business-to-business....................  $  4,408     $ 13,717    $ 19,411   $ 14,394   $12,189
  Business-to-consumer....................     1,054        3,142       3,002        766       155
                                            --------     --------    --------   --------   -------
Segment Revenue...........................     5,462       16,859    $ 22,413   $ 15,160   $12,344
  Corporate...............................       608           --          --         --        --
                                            --------     --------    --------   --------   -------
  Segment revenue.........................  $  6,070     $ 16,859    $ 22,413   $ 15,160   $12,344
                                            ========     ========    ========   ========   =======
Operating income (loss)
  Business-to-business....................  $(14,716)    $   (475)   $(17,455)  $   (508)  $(1,061)
  Business-to-consumer....................    (4,769)      (2,642)     (4,642)    (4,485)     (683)
                                            --------     --------    --------   --------   -------
Segment operating income..................   (19,485)      (3,117)    (22,097)    (4,993)   (1,744)
  Corporate...............................    (5,843)      (6,608)    (11,460)    (3,740)   (1,003)
                                            --------     --------    --------   --------   -------
Loss from operations                        $(25,328)    $ (9,725)   $(33,557)  $ (8,733)  $(2,747)
                                            ========     ========    ========   ========   =======
Capital expenditures
  Business-to-business....................  $  3,687     $    167    $    116   $  1,486   $   128
  Business-to-consumer....................       217           87          75         55        83
                                            --------     --------    --------   --------   -------
Segment Capital expenditures..............     3,904          254         191      1,541       211
  Corporate...............................       434          539         703        113       121
                                            --------     --------    --------   --------   -------
                                            $  4,338     $    793    $    894   $  1,654   $   332
                                            ========     ========    ========   ========   =======
Identifiable assets
  Business-to-business....................  $101,837                 $ 14,583   $ 91,174   $ 5,505
  Business-to-consumer....................     5,990                    3,782      3,362     3,544
                                            --------                 --------   --------   -------
Segment Identifiable assets...............   107,827                   18,365     94,536     9,049
  Corporate...............................    11,981                   26,890      6,932     5,201
                                            --------                 --------   --------   -------
                                            $119,808                 $ 45,255   $101,468   $14,250
                                            ========                 ========   ========   =======
Long-lived assets
  Business-to-business....................     3,800                 $    624   $    783   $   424
  Business-to-consumer....................       223                      311        452       273
                                            --------                 --------   --------   -------
Segment long-lived assets.................     4,023                      935      1,235       697
  Corporate...............................       448                      640        206       400
                                            --------                 --------   --------   -------
                                            $  4,471                 $  1,575   $  1,441   $ 1,097
                                            ========                 ========   ========   =======

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 17.  RELATED PARTY TRANSACTIONS

MICAL MORTGAGE, INC.

    During fiscal year 1998, and in anticipation of the May 19, 1998 acquisition of Mical, FiNet advanced $1.9 million to Mical and utilized the Company's available warehouse lines of credit to fund $42.8 million of loans originated by Mical. Subsequently, these loans were sold and the proceeds used to repay the associated warehouse debt.

IQUALIFY

    On February 9, 1998, the Company purchased the outstanding common stock of iQualify, Inc., a software developer, from T. Lee Decker and James Noack, former employees and officers of FiNet, for a consideration of 50,000 shares of the Company's common stock.

CONSULTING AGREEMENTS

    The Company entered into a consulting agreement with James Umphryes, a former Monument stockholder. The contract term is three years beginning
January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000. For the eight months ended December 31, 1999 and for fiscal year 1999, 1998, and 1997, the Company incurred consulting fee expense relating to this agreement of $120,000, $180,000, $180,000 and $60,000, respectively.

    The Company and Dr. Lewis Meyer, a director of the Company, entered into a consulting agreement in June 1998. Pursuant to the agreement, Dr. Meyer received $25,000. In addition, Dr. Meyer paid FiNet $10,000 for warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.25 per share. Twenty percent of the shares became exercisable on the date of grant, and the remaining shares become exercisable in quarterly installments over four years, as long as Dr. Meyer's service with FiNet continues.

LOANS TO OFFICERS

    An adjustable rate, second mortgage loan in the amount of $356,000 was made to Michael Conway, a former executive officer of FiNet. The loan carries an initial interest rate of 7.25% and is secured by a second residence. The loan was sold in the secondary market.

    A fixed rate, fifteen year second mortgage loan in the amount of $223,000 was made to Christos Skeadas, a former executive of FiNet. The loan carries an interest rate of 10.5% and matures on November 14, 2014.

    A fixed rate, third mortgage loan in the amount of $20,000 was made to Christos Skeadas, a former executive of FiNet. The loan carries an interest rate of 7%. The principal amount and all accrued interest are due in a single payment on November 12, 2000.

OTHER

    During fiscal year 1999, warrants to purchase 700,000 common shares at $1.25 per share were purchased by two officers for cash consideration of $7,000.

    In April 1999, the Company entered into a Lender Subscriber Agreement with IMX, Inc. of which Richard Wilkes, a director of the Company, is president and chief executive officer and of which FiNet's

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 17.  RELATED PARTY TRANSACTIONS (CONTINUED)
chief executive officer, Mark Korell, is a minority shareholder. Pursuant to the agreement, IMX will provide to the Company certain software and brokerage services.

    On February 3, 1999, the Company and Jan C. Hoeffel, a current director and the Company's former president, entered into a letter agreement concerning the termination of his employment as a corporate officer. Pursuant to the agreement, Mr. Hoeffel's employment terminated as of February 28, 1999. In consideration for the issuance to him of 300,000 unregistered shares of common stock, Mr. Hoeffel agreed to forfeit any and all anti-dilution rights previously granted him by the Company, and to surrender to the Company a warrant entitling him to purchase 300,000 shares of common stock.

NOTE 18.  VALUATION ALLOWANCES

    Valuation allowances consist of the following:

                                              BALANCE
                                                AT       CHARGED TO                           BALANCE AT
                                             BEGINNING   COSTS AND    ACQUIRED                  END OF
DESCRIPTION                                  OF PERIOD    EXPENSES    BUSINESS   DEDUCTIONS     PERIOD
-----------                                  ---------   ----------   --------   ----------   ----------
                                                                   (IN THOUSANDS)
MARKET VALUATION ALLOWANCE:
  Eight months ended December 31, 1999.....   $3,851       $1,518       $ --       $(2,432)     $2,937
  Year ended April 30, 1999................      396        4,344        542        (1,431)      3,851
  Year ended April 30, 1998................      311          718         --          (633)        396
  Year ended April 30, 1997................      135          226         --           (50)        311
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Eight months ended December 31, 1999.....   $2,150       $   30       $ --       $  (387)     $1,793
  Year ended April 30, 1999................       36        2,150         --           (36)      2,150
  Year ended April 30, 1998................       56           --         --           (20)         36
  Year ended April 30, 1997................       20           36         --            --          56

NOTE 19.  EMPLOYEE BENEFIT PLAN

    The Company has a salary reduction 401(k) retirement savings plan (the "Plan") covering all employees meeting certain eligibility requirements. Employees may contribute up to 15% of their eligible compensation, subject to an annual limit. The Plan provides that, at the Company's discretion, the Company may make employer contributions. There were no employer contributions for the eight months ended December 31, 1999 or during fiscal years 1999, 1998 or 1997.

NOTE 20.  YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $597,000 during the eight months ended December 31, 1999 in connection with remediating its systems. The Company is not aware

                        FINET.COM, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 20.  YEAR 2000 (CONTINUED)
of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    During the Company's fiscal years ended April 30 1998 and 1997 and the subsequent interim period prior to the change in accountants, there were no disagreements with Reuben E. Price on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

(A)3 EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      3.1(1)            Certificate of Amendment to the registrant's Restated
                        Certificate of Incorporation, dated as of October 29, 1997
      3.2(2)            Certificate of Amendment to the registrant's Restated
                        Certificate of Incorporation, dated as of May 28, 1999
      3.3(3)            Bylaws, as amended to date
      4.1(4)            Form of Common Stock Purchase Agreement between the
                        registrant and Jose Maria Salema Garcao, dated December 16,
                        1996
      4.2(4)            Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated December 16, 1996
      4.3(4)            Form of Warrant issued to Jose Maria Salema Garcao dated
                        December 16, 1996
      4.4(4)            Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31,
                        1996
      4.5(4)            Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated December 30, 1996
      4.6(4)            Form of Warrant issued to Jose Maria Salema Garcao dated
                        December 30, 1996
      4.7(4)            Form of Common Stock Purchase Agreement between the
                        registrant and Jose Maria Salema Garcao dated March 21, 1997
      4.8(4)            Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated March 21, 1997
      4.9(4)            Form of Warrant issued to Jose Maria Salema Garcao dated
                        March 21, 1997
      4.10(4)           Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997
      4.11(4)           Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated April 30, 1997
      4.12(4)           Form of Warrant Issued to investors in the private placement concluded April 30, 1997
      4.13(4)           Form of Common Stock Purchase Agreement between the
                        registrant and investors in the private placement concluded
                        October 31, 1997
      4.14(4)           Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997
      4.15(5)           Form of Common Stock Purchase Agreement between the
                        registrant and investors in the private placement concluded
                        December 23, 1998
      4.16(5)           Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998
      4.17(6)           Restructuring Agreement and Amendment, dated January 15,
                        1999, among the registrant and the investors in the
                        debenture offering concluded May 26, 1998

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      4.18(7)           Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26,
                        1998
      4.19(8)           Form of Warrant issued to the investors in the debenture
                        offering concluded May 26, 1998
      4.20(5)           Form of Stock Purchase Agreement among the registrant and
                        the investors in the private placement concluded on May 10,
                        1999 and May 20, 1999
      4.21(5)           Form of Stock Purchase Agreement among the registrant and
                        the investors in the private placement concluded on June 28,
                        1999
      4.22(10)          Registration Rights Agreement, dated August 20, 1999 between the registrants and Lowestrate.com, Inc.
      4.23(11)          Agreement for the Withdrawal of a Member and Amending the
                        Operating Agreement among the registrant, the selling
                        stockholder and Monument Mortgage, Inc. dated October 28,
                        1999.
     10.1(4)            Merger Agreement and Plan of Reorganization between the
                        registrant and Monument Mortgage, Inc., dated December 20,
                        1996
     10.2(4)            Consulting Agreement between the registrant and James
                        Umphryes, dated January 1, 1997
     10.3(5)            1989 Stock Option Plan
     10.4(4)            Asset Purchase Agreement between the registrant and Real
                        Estate Office Software, Inc., dated August 30, 1997
     10.5(4)            Stock Purchase Agreement between the registrant and Coastal
                        Federal Mortgage Company, dated April 30, 1998
     10.6(4)            Stock Purchase Agreement between the registrant and MICAL
                        Mortgage, Inc., dated May 19, 1998
     10.7(5)            1998 Stock Option Plan
     10.8(5)            1998 Stock Bonus Incentive Plan
     10.9(5)            1998 Non-Employee Directors' Stock Option Plan
     10.10(5)           1999 Employee Stock Purchase Plan
     10.11(5)           Employment Agreement between the registrant and L. Daniel
                        Rawitch, as amended to date
     10.12(5)           Employment Agreement between the registrant and Michael G.
                        Conway, as amended to date
     10.13(5)           Employment Agreement between the registrant and Gary A.
                        Palmer, dated February 25, 1999
     10.14(5)           Employment Agreement between the registrant and Christos
                        Skeadas, dated April 19, 1999
     10.15(5)           Employment Agreement between the registrant and Kevin
                        Gillespie, dated March 5, 1999
     10.16(5)           Employment Agreement between the registrant and Thomas L.
                        Porter, as amended to date
     10.17(5)           Employment Termination Agreement between the registrant and
                        Jan C. Hoeffel, dated February 3, 1999
     10.18(5)           Employment Agreement between the registrant and Mark L.
                        Korell, as amended to date
     10.19(10)          Asset Purchase Agreement dated August 20, 1999 between the registrant, Lowestrate.com, Inc. and Robert J. Ross.(10)
     10.20(10)          Loan and Security Agreement, dated August 20, 1999 between registrant and Lowestrate.com, Inc.(10)
     10.21(10)          Employment Agreement dated August 20, 1999 between
                        registrant and Robert J. Ross(10)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
     10.22              First Amended and Restated Warehousing Credit and Security
                        Agreement, dated August 9, 1999 between Monument Mortgage,
                        Inc., subsidiary of the registrant and Residential Funding
                        Corporation.
     10.23              First Amendment to First Amended and Restated Warehousing
                        Credit and Security Agreement, dated December 31, 1999
                        between Monument Mortgage, Inc., subsidiary of the
                        registrant and Residential Funding Corporation.
     10.24              Employment Agreement between the registrant and Rick
                        Cossano, dated December 28, 1999.
     16.1(9)            Letter from Former Certifying Accountant
     21.1(5)            List of Subsidiaries
     23.1               Consent of Ernst & Young LLP
     23.2               Consent of Reuben E. Price & Co.
     24.1               Power of Attorney (see page 89)
     27.1               Financial Data Schedule

------------------------

(1) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(2) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on November 24, 1999.

(4) Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended
    April 30, 1998, filed on August 13, 1998.

(5) Filed with the registrant's Registration Statement on Form S-1 filed on July 2, 1999.

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the SEC on April 6, 1998.

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(9) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 19, 1999.

(10) Incorporated by reference from the registrant's Current Report on Form 8-K filed on August 27, 1999.

(11) Incorporated by reference on Exhibit 4.1 of the registrant's Registration on Form S-3 filed on December 30, 1999.

(B) REPORTS ON FORM 8-K

    During the two months ended December 31, 1999, we filed two Current Reports on Form 8-K:

DATE                               ITEM                             DESCRIPTION
----                             --------                           -----------
November 9, 1999...............     5       Company headquarters relocation
                                    8       Change in year end
December 15, 1999..............     5       Retirement of Mark Korrell, Chairman, Chief Executive
                                            Officer and Director

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, FiNet.com, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Ramon, State of California, on the 30th day of March 2000.

                                FINET.COM, INC.

                                By:               /s/ RICK COSSANO
                                     -----------------------------------------
                                                    Rick Cossano
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                        AND MEMBER OF THE BOARD OF DIRECTORS

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick Cossano and Gary A. Palmer, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virture hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       OFFICE                   DATE
          ---------                       ------                   ----
                                Chairman of the Board,
       /s/ RICK COSSANO           President and Chief
------------------------------    Executive Officer           March 30, 2000
         Rick Cossano             (Principal Executive
                                  Officer)

    /s/ L. DANIEL RAWITCH
------------------------------  Vice Chairman                 March 30, 2000
      L. Daniel Rawitch

                                Executive Vice
      /s/ GARY A. PALMER          President--Chief
------------------------------    Financial Officer           March 30, 2000
        Gary A. Palmer            (Principal Financial and
                                  Accounting Officer)

    /s/ ANTONIO P. FALCAO
------------------------------  Director                      March 30, 2000
      Antonio P. Falcao

          SIGNATURE                       OFFICE                   DATE
          ---------                       ------                   ----
    /s/ RICHARD E. WILKES
------------------------------  Director                      March 30, 2000
      Richard E. Wilkes

     /s/ STEPHEN J. SOGIN
------------------------------  Director                      March 30, 2000
       Stephen J. Sogin

      /s/ S. LEWIS MEYER
------------------------------  Director                      March 30, 2000
        S. Lewis Meyer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       3.1(1)           Certificate of Amendment to the registrant's Restated
                        Certificate of Incorporation, dated as of October 29, 1997
       3.2(2)           Certificate of Amendment to the registrant's Restated
                        Certificate of Incorporation, dated as of May 28, 1999
       3.3(3)           Bylaws, as amended to date
       4.1(4)           Form of Common Stock Purchase Agreement between the
                        registrant and Jose Maria Salema Garcao, dated December 16,
                        1996
       4.2(4)           Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated December 16, 1996
       4.3(4)           Form of Warrant issued to Jose Maria Salema Garcao dated
                        December 16, 1996
       4.4(4)           Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31,
                        1996
       4.5(4)           Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated December 30, 1996
       4.6(4)           Form of Warrant issued to Jose Maria Salema Garcao dated
                        December 30, 1996
       4.7(4)           Form of Common Stock Purchase Agreement between the
                        registrant and Jose Maria Salema Garcao dated March 21, 1997
       4.8(4)           Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated March 21, 1997
       4.9(4)           Form of Warrant issued to Jose Maria Salema Garcao dated
                        March 21, 1997
       4.10(4)          Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997
       4.11(4)          Form of Warrant Purchase Agreement between the registrant
                        and Jose Maria Salema Garcao dated April 30, 1997
       4.12(4)          Form of Warrant Issued to investors in the private placement concluded April 30, 1997
       4.13(4)          Form of Common Stock Purchase Agreement between the
                        registrant and investors in the private placement concluded
                        October 31, 1997
       4.14(4)          Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997
       4.15(5)          Form of Common Stock Purchase Agreement between the
                        registrant and investors in the private placement concluded
                        December 23, 1998
       4.16(5)          Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998
       4.17(6)          Restructuring Agreement and Amendment, dated January 15,
                        1999, among the registrant and the investors in the
                        debenture offering concluded May 26, 1998
       4.18(7)          Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26,
                        1998
       4.19(8)          Form of Warrant issued to the investors in the debenture
                        offering concluded May 26, 1998
       4.20(5)          Form of Stock Purchase Agreement among the registrant and
                        the investors in the private placement concluded on May 10,
                        1999 and May 20, 1999
       4.21(5)          Form of Stock Purchase Agreement among the registrant and
                        the investors in the private placement concluded on June 28,
                        1999
      10.1(4)           Merger Agreement and Plan of Reorganization between the
                        registrant and Monument Mortgage, Inc., dated December 20,
                        1996
      10.2(4)           Consulting Agreement between the registrant and James
                        Umphryes, dated January 1, 1997
      10.3(5)           1989 Stock Option Plan

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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