Form 10-Q
period 2000-03-31
FINET COM INC
filed 2000-05-15
CIK 852450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                            ------------------------

                        COMMISSION FILE NUMBER: 0-18108

                            ------------------------

                                FINET.COM, INC.

             (Exact name of registrant as specified in its charter)

                                    DELAWARE
            (State or jurisdiction of incorporation or organization)

                         R2527 CAMINO RAMON, SUITE 200
                              SAN RAMON, CA 94583
                    (Address of Principal Executive Office)

                                   94-3115180
                      (IRS Employer Identification Number)

                                 (925) 242-6550
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                                Yes /X/  No / /

    As of May 8, 2000, 94,585,405 shares of the Registrant's Common Stock, $.01 par value were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

                         PART I--FINANCIAL INFORMATION

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
    1.                  Unaudited Condensed Consolidated Financial Statements:

                        Condensed Consolidated Balance Sheets
                          March 31, 2000 and December 31, 1999......................      3

                        Condensed Consolidated Statements of Operations
                          Three Months Ended March 31, 2000 and March 31 1999.......      4

                        Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2000 and March 31, 1999......      5

                        Notes to Condensed Consolidated Financial Statements........      6

    2.                  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     12

    3.                  Quantitative and Qualitative Analysis of Market Risk........     16

                             PART II--OTHER INFORMATION

    1.                  Legal Proceedings...........................................     17

    6.                  Exhibits and Reports on Form 8-K............................     17

                        Signatures..................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31     DECEMBER 31
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $ 17,703     $ 18,626
Restricted cash.............................................         400       10,403
Available for sale marketable equity securities, cost basis
  of $0 and $0, respectively................................       2,030        2,674
Accounts and notes receivable, net of allowances of $1,388
  and $1,793................................................       1,195        2,363
Mortgages held for sale, net................................      38,397       78,691
Furniture, fixtures & equipment, net........................       3,465        4,471
Goodwill, net of accumulated amortization of $430 and
  $240......................................................       1,567        1,757
Other assets................................................       1,308          823
                                                                --------     --------
  Total assets..............................................    $ 66,065     $119,808
                                                                ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit.........................    $ 36,158     $ 80,453
Accounts payable............................................         495        2,379
Notes payable and capitalized leases........................         110          141
Accrued expenses and other liabilities......................       5,027        6,462
                                                                --------     --------
  Total liabilities.........................................    $ 41,790     $ 89,435

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares
  authorized, 94,168 and 93,441 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively).............................................    $    941     $    934
    Additional paid-in capital..............................     101,973      100,943
    Accumulated deficit.....................................     (79,748)     (73,208)
    Other comprehensive income..............................       1,109        1,704
                                                                --------     --------
    Total stockholders' equity..............................      24,275       30,373
                                                                --------     --------
      Total liabilities and stockholders' equity............    $ 66,065     $119,808
                                                                ========     ========

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              MARCH 31   MARCH 31
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues....................................................  $ 2,871    $  2,430
Cost of revenues............................................    1,713       8,702
                                                              -------    --------
Gross profit (loss).........................................    1,158      (6,272)
Operating expenses
  General and administrative................................    5,019       5,277
  Marketing and advertising.................................      864         735
  Depreciation and amortization.............................      494         239
  Special charges...........................................    1,299       4,110
                                                              -------    --------
    Total expenses..........................................    7,676      10,361
                                                              -------    --------

Loss from operations........................................   (6,518)    (16,633)
                                                              -------    --------
In-substance preferred dividend.............................       --         353
                                                              -------    --------
Loss before income taxes....................................   (6,518)    (16,986)
Income tax expense..........................................       22          --
                                                              -------    --------
Net loss....................................................  $(6,540)   $(16,986)
                                                              =======    ========

Basic and diluted net loss per common share.................  $ (0.07)   $  (0.24)
                                                              =======    ========

Weighted average common shares used in computing basic and
  diluted net loss per common share.........................   93,764      70,381
                                                              =======    ========

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                             (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              MARCH 31   MARCH 31
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
Net loss....................................................  $ (6,540)  $(16,986)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       495        571
  Compensation attributable to warrant issuance.............       106         --
  Asset valuation adjustments...............................     1,299      5,143
  Changes in operating assets and liabilities:
    Decrease in restricted cash.............................    10,003         --
    Decrease in mortgage loans held for sale................    40,294     38,721
    Decrease in receivables from sales of mortgage loans,
      servicing rights and other receivables................       932      2,604
    Decrease in other assets................................        50        556
    Decrease in warehouse borrowings........................   (44,295)   (39,404)
    Decrease in accounts payable and accrued expenses.......    (3,319)    (1,838)
                                                              --------   --------
Net cash used in operating activities.......................      (975)   (10,633)

INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment...............      (598)      (429)
Proceeds from sale of mortgage servicing rights.............       285         --
                                                              --------   --------
Net cash used in investing activities.......................      (313)      (429)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses.....      (160)    13,980
Proceeds from the exercise of common stock warrants and
  options...................................................       556          6
Redemption of preferred stock...............................        --     (2,500)
Repayment of 3% Convertible Debenture.......................        --     (1,500)
Repayment of note payable, capitalized leases and line of
  credit....................................................       (31)      (941)
Other equity................................................        --         21
                                                              --------   --------
Net cash provided by financing activities...................       365      9,066
                                                              --------   --------

Net decrease in cash........................................      (923)    (1,996)
Cash at beginning of period.................................    18,626      7,418
                                                              --------   --------
Cash at end of period.......................................  $ 17,703   $  5,422
                                                              ========   ========

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to mortgage broker businesses and consumers, including online mortgage services. The Company primarily markets its business to business services to mortgage brokers, and to consumers through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its consumer-direct and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate and fund mortgage loans in 49 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

NOTE 2.  BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

    The accompanying financial statements as of March 31, 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the period ended and as of March 31, 2000. The results for the three month period ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financials statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

RECLASSIFICATION

    Certain amounts in the prior quarter period financial statements have been reclassified consistent with the current quarter presentation.

REVENUE RECOGNITION

    Lending transaction fees are deferred until the related loan is sold. Upon sale of the loan, deferred transaction fee income and deferred transaction expenses are recognized and included in gain on sale of mortgage loans.

    Loan servicing fees represent fees earned for servicing loans for various investors. The fees are either based on a contractual percentage of the outstanding principal balance or a fixed dollar amount per loan. Fees are credited to income when the related payments are received.

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 2.  BASIS OF PRESENTATION (CONTINUED)
    Loan brokerage fees represent fees earned by the Company's consumer-direct segment for the processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at such time as the lender funds the loan.

    Realized gains on sales of available-for-sale marketable equity securities relate to sales of securities obtained from a joint venture partner for providing technology services to the venture.

    The Company's revenue components for the period ended March 31 are:

                                                           THREE MONTHS ENDED
                                                           -------------------
                                                           MARCH 31   MARCH 31
                                                             2000       1999
(Unaudited)                                                --------   --------
                                                             (IN THOUSANDS)
Revenues:
Warehouse interest income................................   $1,087     $  723
Gain on sale of servicing rights and mortgage loans......      157        506
Loan servicing fees......................................       --        333
Loan brokerage fees......................................      127        798
Realized gains on sales of available for sale marketable
  equity securities......................................    1,321         --
Other....................................................      179         70
                                                            ------     ------
Total revenues...........................................   $2,871     $2,430
                                                            ======     ======

COST OF REVENUE

    Certain loan origination costs and other production costs attributable to inventory are included in "Cost of revenues" in the Company's Consolidated Statement of Operations. The Company includes costs of personnel attributable to loan production, expense recorded for loan and receivables losses directly related to loans and servicing assets held for sale, interest expense and other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other costs are included in cost of revenues.

NOTE 3.  MORTGAGE SERVICING RIGHTS

    Mortgage servicing rights and the related valuation allowance activity were as follows:

                                                           MARCH 31   MARCH 31
                                                             2000       1999
(Unaudited)                                                --------   --------
                                                             (IN THOUSANDS)
Balance at beginning of year.............................              $3,978
Adjustment to basis......................................      --        (319)
Scheduled amortization...................................      --        (164)
Impairment additions charged to operations...............      --      (1,675)
                                                            -----      ------
Ending balance...........................................   $  --      $1,820
                                                            =====      ======

    In 1999, the Company determined that servicing loans would not be a part of on-going operations and sold the servicing rights portfolio in July of 1999.

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 4.  BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following:

                                                        MARCH 31   DECEMBER 31
                                                          2000        1999
                                                        --------   -----------
                                                            (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT
Warehouse lines of credit:
  $75 million committed, bearing interest at LIBOR +
    variable spread, expires May 31, 2000.............  $36,158      $73,125
Purchase/Repurchase agreements:
  $10 million, bearing interest at prime..............                    12
  $15 million, bearing interest at Fed Funds + 0.70%,
    no expiration date................................       --        7,316
                                                        -------      -------
                                                        $36,158      $80,453
                                                        =======      =======

NOTES PAYABLE AND CAPITALIZED LEASES:
  Notes and capital leases (various rates)............  $   110      $   141
                                                        -------      -------
                                                        $   110          141
                                                        =======      =======

WAREHOUSE LINES OF CREDIT

    The Company's primary warehouse borrowing facility provides the Company with a committed $75 million warehouse borrowing facility and carries an interest rate of LIBOR plus 1.75%. The agreement expires on May 31, 2000. The Company expects to renew its lending relationship with its primary warehouse lender; however, no assurances can be made that the agreement will be renewed. For the three month periods ended March 31, 2000 and 1999, the Company recorded warehouse interest expense of $509,000 and $1,206,000, respectively. Warehouse interest expense is included in the Condensed Consolidated Statement of Operations in "Cost of revenues". Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At March 31, 2000 and December 31, 1999, LIBOR was 6.13% and 6.49%, respectively.

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

WAREHOUSE FACILITY COVENANTS

    The agreement for the warehouse line of credit contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At
December 31, 1999, the Company was in default of its primary warehouse lending agreement, as a liability growth rate covenant was violated. During the first quarter of 2000, the lender waived the default. The Company is in compliance with its lending agreement covenants at March 31, 2000.

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its then current and now former directors. The complaint alleges, among other things, that the plaintiff and the Company's then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that the Company issued to the then current director 1,800,000 shares of stock and that the Company's then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff seeks to recover 900,000 shares of the Company's common stock and punitive damages as to certain of the claims. FiNet.com and the Company's then current director have each filed a general denial of all claims. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a FirstCity Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named Finet as a defendant alleging that Finet assumed all of Coastal's debts and obligations when Finet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division on January 18, 2000 and the Company has since filed procedural motions. Management intends to defend vigorously against the action and believe that the ultimate resolution will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

NOTE 6.  EMPLOYEE STOCK PURCHASE PLAN

    During the first quarter of 2000, the Company implemented the Company's 1999 Employee Stock Purchase Plan ("the Plan") under which all employees, including executive officers, may purchase stock at a discount to the market price. Employees pay for their stock purchases through payroll deductions at a

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 6. EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) rate equal to two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 500,000 shares reserved for issuance under the Plan. As of March 31, 2000, there are no shares issued under the Plan.

NOTE 7.  SPECIAL CHARGES

    During the quarter ended March 31, 2000, the Company replaced certain loan origination and tracking software and systems. As a result, during the quarter ended March 31, 2000, the Company expensed $1,299,000 of unamortized software and systems costs related to the former system.

    Special charges recorded during the quarter ended March 31, 1999 relate to the Coastal Federal Mortgage and Mical Mortgage business unit closures and to the write-off of capitalized costs of software that would no longer be used in the Company's continuing business strategy. In connection with Mical's closure, the Company assessed the remaining goodwill balance relating to the acquisition of that unit and determined that the amount was not recoverable from future cash flows. Therefore, the remaining unamortized goodwill of $2,898,000 was expensed. In addition, Mical recorded $642,000 of expense to recognize exit costs primarily for occupancy lease costs and severance relating to employee terminations in connection with the closure. The Company expensed $570,000 representing the unamortized balance of its Real Estate Office Software (REOS) technology, upon determination that it would no longer employ this technology in its future strategic direction.

NOTE 8.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. The Company has identified two

                        FINET.COM, INC. AND SUBSIDIARIES

NOTE 8.  SEGMENT INFORMATION (CONTINUED)
reportable business segments: business to business and consumer direct. Information related to the Company's reportable operating segments is shown below.

                                                              MARCH 31   MARCH 31
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenue
      Business-to-business..................................  $ 1,328    $  1,641
      Consumer-direct.......................................    1,543         789
                                                              -------    --------
Segment Revenue.............................................    2,871       2,430
      Corporate.............................................       --          --
                                                              -------    --------
                                                              $ 2,871    $  2,430
                                                              =======    ========
Operating income
      Business-to-business..................................   (4,183)    (11,394)
      Consumer-direct.......................................     (730)       (583)
                                                              -------    --------
Segment operating income....................................   (4,913)    (11,977)
      Corporate.............................................   (1,605)     (4,656)
                                                              -------    --------
                                                              $(6,518)   $(16,633)
                                                              =======    ========
Capital expenditures
      Business-to-business..................................      508         366
      Consumer-direct.......................................       30          21
                                                              -------    --------
Segment Capital expenditures................................      538         387
      Corporate.............................................       60          42
                                                              -------    --------
                                                              $   598    $    429
                                                              =======    ========

                                                              MARCH 31   DECEMBER 31
                                                                2000        1999
                                                              --------   -----------
Identifiable assets
      Business-to-business..................................  $56,155     $101,837
      Consumer-direct.......................................    3,304        5,990
                                                              -------     --------
Segment Identifiable assets.................................   59,459      107,827
      Corporate.............................................    6,606       11,981
                                                              -------     --------
                                                              $66,065     $119,808
                                                              =======     ========
Long-lived assets
      Business-to-business..................................    2,945        3,800
      Consumer-direct.......................................      173          223
                                                              -------     --------
Segment long-lived assets...................................    3,118        4,023
      Corporate.............................................      347          448
                                                              -------     --------
                                                              $ 3,465     $  4,471
                                                              =======     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON
FORM 10-Q THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION CONCERNING OUR POSSIBLE OR ASSUMED FUTURE RESULTS OF OPERATIONS. ALSO, WHEN WE USE SUCH WORDS AS "BELIEVE", "EXPECT", "ANTICIPATE", "PLAN", "COULD", "INTEND", OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD-LOOKING STATEMENTS. YOU SHOULD NOTE THAN AN INVESTMENT IN OUR SECURITIES INVOLVES CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT OUR FUTURE FINANCIAL RESULTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE" AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K DATED DECEMBER 31, 1999.

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN, AND OUR ANNUAL REPORT ON FORM 10-K DATED
DECEMBER 31, 1999.

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

IMPACT OF OUR DISCONTINUED UNITS-MICAL, COASTAL AND OUR SERVICING BUSINESS

    We incurred significant losses at both our Mical and Coastal subsidiaries in 1999. Management elected to discontinue these business units during the first half of 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing the servicing portfolios for sale. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the three month periods ended March 31, 2000 and 1999:

                                                           MARCH 31   MARCH 31
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Revenues.................................................   $  31     $    692
Cost of revenues.........................................     209        7,407
                                                            -----     --------
Gross profit.............................................    (178)      (6,715)
Other expenses
      General and administrative.........................     345        2,007
      Marketing and advertising..........................      --           33
      Special charges....................................      --        3,540
      Depreciation and amortization......................      --          110
                                                            -----     --------
Total expenses...........................................     345        5,690
                                                            -----     --------
Loss from operations.....................................    (523)     (12,405)
Other interest expense...................................                   36
                                                            -----     --------
Net loss.................................................   $(523)    $(12,441)
                                                            =====     ========

    We may incur additional losses from these discontinued business units, which would be included in our consolidated results.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

REVENUES AND VOLUMES

    Total loan volume for FiNet's production units for the three months ended March 31 is summarized below.

                                                          MARCH 31   MARCH 31
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Business to Business....................................  $130,134   $128,714
Consumer-direct.........................................    24,370     83,040
                                                          --------   --------
      Total Loan Volume.................................  $154,504   $211,754
                                                          ========   ========

    Loan volume decreased $57.3 million, or 27%, to $154.5 million for the quarter ended March 31, 2000 from $211.8 million for the quarter ended
March 31, 1999. Revenues increased $441,000, or 18%, to $2.9 million for the quarter ended March 31, 2000 from $2.4 million for the quarter ended March 31, 1999. During the first quarter of 2000, we recorded $1.3 million of realized gains from the sale of available for sale marketable equity securities, the only asset held by a 100%-owned subsidiary of the Company. We expect this revenue to recur for several quarters; however, the amount could increase or decrease significantly. Excluding this gain, revenues decreased $880,000, or 36%, to $1.6 million, due to decreases in volume associated with the units that closed their operations.

    While volumes increased in our continuing unit's business-to-business segment, significant volume decreases in our consumer-direct segment, attributable to the increase in lending rates and a change in business focus, more than offset the business to business increase. We expect to increase revenues through the planned expansion of our sales force and increased emphasis on the business to business segment through strategic relationships. However, there can be no assurance that increased revenues will be achieved. In addition, our quarterly revenues and operating results are likely to continue to vary significantly.

COST OF REVENUES AND GROSS PROFIT

    Cost of revenues decreased $7.0 million, or 80% for the quarter ended
March 31, 2000 to $1.7 million from $8.7 million for the quarter ended
March 31, 1999. The decrease is due primarily to a significant decrease in loan loss expenses recorded by the discontinued units during the first quarter of 1999 as well as a decrease at the continuing units, and a decrease in interest expense.

    Warehouse interest expense decreased $697,000 or 58% to $509,000 for the quarter ended March 31, 2000 from $1.2 million for the quarter ended March 31, 1999 primarily due to warehouse interest expense associated with the discontinued units that was not incurred in 2000. Although volumes of the discontinued units were insignificant during the first quarter of 1999, they incurred interest expense on loans in inventory as those loans were being sold. In addition, in 1999, we incurred significantly higher interest rates associated with our warehouse lending default which were not incurred in the first quarter of 2000.

GENERAL AND ADMINISTRATIVE

    Personnel costs and other general and administrative costs of our continuing businesses decreased $277,000, or 5%, to $5.0 million for the quarter ended March 31, 2000 from $5.3 million for the quarter ended March 31, 1999, due to the terminated operations of the Coastal and Mical units in the March 1999 quarter, partially offset by increased professional services costs.

MARKETING AND ADVERTISING

    Marketing and advertising increased $129,000 or 17% to $864,000 from $735,000 for the same quarter of the prior year. During the March 1999 quarter, we had not launched our consumer-direct marketing campaign. This campaign was launched in the second quarter of 1999 and continued throughout 1999. In the quarter ended December 31, 1999, we significantly scaled back our consumer-direct marketing campaign and wound down those programs in the first quarter of 2000. Although marketing spending increased during the first quarter of 2000 compared to the quarter ended March 31, 1999, when compared to the quarter ended December 31, 1999, marketing and advertising costs have decreased significantly. The Company expects to stabilize its marketing spending for the remainder of 2000.

SPECIAL CHARGES

    During the first quarter of 2000, we replaced certain systems and software and therefore expensed the remaining book value of the replaced systems and software of $1,299,000.

    During the first quarter of 1999, we incurred charges of $2,898,000 to write off the unamortized balance of the goodwill associated with the Mical acquisition and charges relating to the write-off of our Real Estate Office Software (REOS) of $570,000 when we determined that the REOS technology would no longer be employed in our future strategy. In addition, Mical recorded $642,000 of charges primarily for severance relating to employee terminations and occupancy lease costs in connection with its closure.

FINANCIAL CONDITION

    FiNet's stockholders' equity decreased $6.1 million to $24.3 million at March 31, 2000 from $30.3 million at December 31, 1999 due to the Company's losses and due to a decrease in Other Comprehensive Income due to the recognition of gains on the sale of available-for-sale marketable equity securities, offset by increases from issuance of common shares in connection with stock option exercises.

    Our cash decreased by $923,000 to $17.7 million at March 31, 2000 from $18.6 million at December 31, 1999, as the result of the use of cash for operations and capital expenditures, offset by the collection of receivables, sales of marketable equity securities and a reduction in amounts used to fund mortgages held for sale.

    Warehouse borrowings decreased $44.3 million, or 55%, from $80.5 million at December 31, 1999 to $36.2 million at March 31, 2000 corresponding to the decrease in related mortgages held for sale inventory from volume decreases during 2000, and the reduction of unusually high inventory balances existing at December 31, 1999.

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

    Operating activities including daily operating expenditures, repayment of warehouse borrowings and funding new originations, used $1.0 million of cash during the three months ended March 31, 2000. Our use of cash slowed as we liquidated cash employed in our inventory of mortgages held for sale, collected receivables and sold marketable equity securities.

    Our investing activities included investments of $598,000 in furniture, fixtures and equipment and collections on our portfolio of servicing rights sold in a prior period. We do not expect our capital spending to increase significantly in the coming quarters.

    If we continue to maintain at least our current level of working capital borrowing resources, we believe that our cash resources will be sufficient to finance our minimum working capital requirements for the coming twelve months. We do, however, expect that in the future we may need to arrange for additional sources of capital through additional warehouse facilities or through the issuance of debt or equity securities. We have no commitments for any additional financings, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

    FiNet's primary market risk of loss is interest rate risk. From the time we extend an interest rate commitment to the borrower until the loan is priced for sale to an investor, we are subject to interest rate risk. If interest rates rise during that period, the price at which the loan can be sold to an investor declines, resulting in a loss on the sale of the loan. We attempt to mitigate such losses and manage our interest rate risk exposure through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund. Before entering into hedging transactions, we analyze our loans with committed interest rates. We consider factors such as the estimated portion of loans that will ultimately be funded, note rates, interest rates, inventory of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions.

    FiNet attempts to make forward commitments to hedge substantially all of its estimated interest rate risk on the loans. We had mandatory and optional forward commitments at March 31, 2000 and December 31, 1999 aggregating $56,543,000 and $110,233,000, respectively. At March 31, 2000 and December 31, 1999, these commitments covered the market risk associated with mortgages held for sale to investors of $38,397,000 and $78,691,000, respectively, and loans for which interest rates were committed at March 31, 2000 and December 31, 1999 of $46,282,000 and $36,458,000, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into these arrangements with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Information required by this Item is incorporated by reference from Part I,
Item I, Notes to Consolidated Condensed Financial Statements, Note 5 Commitments and Contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

               10.25           Employment Agreement between the Registrant and Robert Snow, dated January 31, 2000.

               10.26           Second Amendment to First Amended and Restated Warehousing
                               Credit and Security Agreement between Monument
                               Mortgage, Inc. and Residential Funding Corporation dated as of March 29, 2000.

               10.27           Sublease agreement between The Scotts Company, successor in interest to Monsanto Company and the Registrant and Monument
                               Mortgage, Inc., dated May 21, 1999.

               10.28           Agreement and Release between the Registrant and Mark Korell dated December 14, 1999.

                27.1           Financial Data Schedule

Reports on Form 8-K:

DATE                      ITEM     DESCRIPTION
----                    --------   -----------
      01-12-00                     Announcement to name Rick Cossano as President and Chief
                           5       Executive Officer

      03-20-00                     Announcement of earnings for the fiscal year ended
                           5       December 31, 1999

      05-03-00                     Announcement of earnings for the quarter ended March 31,
                           5       2000

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               FINET.COM, INC.

Date: May 12, 2000                                          /s/ GARY A. PALMER
                                               --------------------------------------------
                                                              Gary A. Palmer
                                                         (PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER)

Date: May 12, 2000                                           /s/ RICK COSSANO
                                               --------------------------------------------
                                                               Rick Cossano
                                                   (PRESIDENT & CHIEF EXECUTIVE OFFICER)