Form 10-Q
period 2000-06-30
FINET COM INC
filed 2000-08-14
CIK 852450

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes /x/       No / /


       As of August 7, 2000, 94,606,528 shares of the Registrant's Common
               Stock, $.01 par value were issued and outstanding.






================================================================================

INDEX



           ITEM                     DESCRIPTION                                                        PAGE
           ----                     -----------                                                        ----
            1.         Unaudited Condensed Consolidated Financial Statements:

                       Condensed Consolidated Balance Sheet
                            June 30, 2000 and December 31, 1999.....................................    3

                       Condensed Consolidated Statements of Operations
                            Six Months and Three Months Ended June 30, 2000 and June 30, 1999.......    4

                       Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 2000 and June 30, 1999........................    5

                       Notes to Condensed Consolidated Financial Statements.........................    6

            2.         Management's Discussion and Analysis of Financial Condition and
                            Results of Operations...................................................   10

            3.         Quantitative and Qualitative Analysis of Market Risk.........................   17

                           PART II - OTHER INFORMATION

            1.         Legal Proceedings............................................................   18

            4.         Submission of Matters to a Vote of Security Holders..........................   18

            6.         Exhibits and Reports on Form 8-K.............................................   18

                       Signatures...................................................................   19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        FINET.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                          JUNE 30     DECEMBER 31
                                                                            2000         1999
                                                                        ----------     --------
                                   ASSETS                               (UNAUDITED)
Cash and cash equivalents                                                 $  9,720     $ 18,626
Restricted cash                                                                400       10,403
Available for sale marketable equity securities, cost basis of $0              194        2,674
Mortgage loans in process                                                   10,395            -
Accounts and notes receivable, net of allowances of $1,013 and $1,793        1,180        2,363
Mortgage loans held for sale, net                                           69,378       78,691
Furniture, fixtures & equipment, net                                         3,412        4,471
Goodwill, net of accumulated amortization of $619 and $240                   1,378        1,757
Other assets                                                                 1,282          823
                                                                        ----------     --------
         Total assets                                                     $ 97,339     $119,808
                                                                        ==========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit                                       $ 73,936     $ 80,453
Accounts payable                                                               704        2,379
Notes payable and capitalized leases                                            83          141
Accrued expenses and other liabilities                                       4,616        6,462
                                                                        ----------     --------
         Total liabilities                                                $ 79,339     $ 89,435

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares
  authorized, 94,603 and 93,441 shares issued and outstanding at
  June 30, 2000 and December 31, 1999, respectively)                      $    946     $    934
Additional paid-in capital                                                 102,328      100,943
Accumulated deficit                                                        (85,274)     (73,208)
Other comprehensive income                                                       -        1,704
                                                                        ----------     --------
         Total stockholders' equity                                         18,000       30,373
                                                                        ----------     --------
         Total liabilities and stockholders' equity                       $ 97,339     $119,808
                                                                        ==========     ========

                             See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                  --------------------   --------------------
                                                                                  JUNE 30      JUNE 30   JUNE 30      JUNE 30
                                                                                    2000        1999       2000         1999
                                                                                  -------    ---------   --------    --------
                                                                                      (UNAUDITED)            (UNAUDITED)
Revenues                                                                          $ 2,075    $  2,548    $  3,527    $  4,978
Cost of revenues                                                                    2,254       3,432       3,969      12,134
                                                                                  -------    ---------   --------    --------
Gross profit (loss)                                                                  (179)       (884)       (442)     (7,156)
Operating expenses:
  General and administrative                                                        4,232       6,093       9,265      11,378
  Marketing and advertising                                                           423         679       1,287       1,414
  Depreciation and amortization                                                       516          90       1,010         329
  Special charges                                                                    (335)        816         964       4,926
  Other operating expenses                                                             98       1,118          83       1,110
                                                                                  -------    ---------   --------    --------
        Total expenses                                                              4,934       8,796      12,609      19,157
                                                                                  -------    ---------   --------    --------
Loss from operations                                                               (5,113)     (9,680)    (13,051)    (26,313)
Other income and expense:
  Gain (loss) on sale of marketable equity securities                                (455)          -         866           -
  Other interest income                                                                52           -         152           -
  Other interest expense                                                                -        (267)          -        (267)
                                                                                  -------    ---------   --------    --------
Loss before income taxes                                                           (5,516)     (9,947)    (12,033)    (26,580)
Income tax expense                                                                    (10)         (5)        (33)         (5)
                                                                                  -------    ---------   --------    --------
Net loss                                                                           (5,526)     (9,952)    (12,066)    (26,585)
                                                                                  -------    ---------   --------    --------
In-substance preferred dividend                                                         -           -           -        (353)
Net loss attributable to common shareholders                                      $(5,526)   $ (9,952)   $(12,066)   $(26,938)
                                                                                  -------    ---------   --------    --------
Basic and diluted net loss per common share                                       $ (0.06)   $  (0.12)   $  (0.13)   $  (0.36)
                                                                                  -------    ---------   --------    --------
Weighted average common shares used in computing basic
  and diluted net loss per common share                                            94,545      79,973      94,134      75,184
                                                                                  =======    =========   ========    ========

                             See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS )

                                                                                                   SIX MONTHS ENDED
                                                                                             ---------------------------
                                                                                             JUNE 30             JUNE 30
                                                                                               2000                1999
                                                                                             --------            -------
                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES:

Net loss                                                                                     $(12,066)           $(26,938)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                          1,010                 445
         Compensation attributable to warrant issuance                                            334               1,805
         Expense from warrants issued upon conversion of debt                                       -                 739
         Imputed interest from convertible debentures                                               -                 269
         Asset valuation adjustments                                                              964               4,967
         (Gain) loss on sale of marketable securities                                            (866)                  -
         Changes in operating assets and liabilities:
                  Decrease in restricted cash                                                  10,003                   -
                  Decrease (increase) in mortgage loans held for sale and loans in process     (1,082)             41,452
                  Decrease in receivables from sales of mortgage loans,
                           servicing rights and other receivables                                 812               3,976
                  Decrease (increase) in other assets                                              14                (277)
                  Decrease in warehouse borrowings                                             (6,517)            (42,268)
                  Decrease in accounts payable and accrued expenses                            (3,189)             (2,269)
                                                                                             --------            ---------
Net cash used in operating activities                                                         (10,583)            (18,099)

INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights                                                   420                   -
Purchase of furniture, fixtures and equipment                                                    (868)               (611)
Proceeds from sale of marketable securities                                                     1,593                   -
                                                                                             --------            ---------
Net cash provided by (used in) investing activities                                             1,145                (611)

FINANCING ACTIVITIES:
Proceeds (costs) from issuance of common stock, net of expenses                                  (204)             56,450
Proceeds from the exercise of common stock warrants and options                                   794               1,227
Redemption of preferred stock                                                                       -              (2,500)
Repayment of 3% Convertible Debenture                                                               -              (1,500)
Repayment of note payable, capitalized leases and line of credit                                  (58)               (761)
Other equity                                                                                        -                (227)
                                                                                             --------            ---------
Net cash provided by financing activities                                                         532              52,689
                                                                                             --------            ---------

Net increase (decrease) in cash                                                                (8,906)             33,979
Cash at beginning of period                                                                    18,626               7,418
                                                                                             --------            ---------
Cash at end of period                                                                        $  9,720            $ 41,397
                                                                                             ========            =========

                        FINET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     THE COMPANY

ORGANIZATION

         FiNet.com ("FiNet" or "the Company") is a provider of mortgage services to mortgage broker businesses and consumers, including online mortgage services. The Company primarily markets its business to business services to mortgage brokers, and to consumers through marketing agreements with general interest websites and co-branding arrangements with financial services websites. FiNet operates its consumer-direct and business-to-business segments through Monument Mortgage, Inc. ("Monument"), which is licensed to originate and fund mortgage loans in 50 states and the District of Columbia. The majority of Monument's business activity is carried out in California.

NOTE 2. BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

         The accompanying financial statements as of June 30, 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the period ended and as of June 30, 2000. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

         The Company's revenue components for the period ended June 30 are:

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                    ------------------  ----------------
                                                     JUNE 30  JUNE 30   JUNE 30  JUNE 30
(Unaudited)                                            2000     1999     2000     1999
                                                    --------  --------  ------   -------
                                                       (IN THOUSANDS)    (IN THOUSANDS)
Revenues:
Warehouse interest income                             $  777   $  472   $1,864   $1,195
Gain on sale of servicing rights and mortgage loans    1,232    1,256    1,389    1,762
Loan servicing fees                                       11      292       11      625
Loan brokerage fees                                       51      427      178    1,225
Other                                                      4      101       85      171
                                                    --------  --------  ------   -------
Total revenues                                        $2,075   $2,548   $3,527   $4,978
                                                    ========  ========  ======   =======

COST OF REVENUE

         Certain loan origination costs and other production costs attributable to inventory are included in "Cost of revenues" in the Company's Consolidated Statements of Operations. The Company includes costs of personnel attributable to loan production, expense recorded for loan and receivables losses directly related to loans and servicing assets held for sale, interest expense and other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other costs are included in cost of revenues.

NOTE 3.     BORROWING ARRANGEMENTS

         Borrowing arrangements consist of the following:

                                                                                    JUNE 30          DECEMBER 31
                                                                                      2000              1999
                                                                                  -----------        -----------
                                                                                         (IN THOUSANDS)
WAREHOUSE AND OTHER LINES OF CREDIT WAREHOUSE LINES OF CREDIT:
  $75 million committed, bearing interest at LIBOR + variable spread,                $71,958           $73,125
      expires October 15, 2000
Purchase/Repurchase agreements:
  $10 million, bearing interest at prime (Mical)                                           -                12
  $15 million, bearing interest at Fed Funds + 0.70%, no expiration
  date                                                                               $ 1,978             7,316
                                                                                  -----------      ----------------
                                                                                     $73,936           $80,453
                                                                                  ===========      ================
NOTES PAYABLE AND CAPITALIZED LEASES:
         Notes and capital leases (various rates)                                    $    83           $   141
                                                                                  -----------      ----------------
                                                                                     $    83           $   141
                                                                                  ===========      ================

WAREHOUSE LINES OF CREDIT

         The Company's primary warehouse borrowing facility provides the Company with a committed $75 million warehouse borrowing facility and carries an interest rate of LIBOR plus 1.75%. On July 14, 2000, our warehouse lender amended our agreement, extending the maturity date to October 15, 2000. For the three month periods ended June 30, 2000 and 1999, the Company recorded warehouse interest expense of $553,000 and $339,000, respectively, and for the six month periods ended June 30, 2000 and 1999, the Company recorded warehouse interest expense of $1,062,000 and $1,545,000 respectively. Warehouse interest expense is included in the Condensed Consolidated Statement of Operations in "Cost of revenues". Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At June 30, 2000 and December 31, 1999, LIBOR was 6.65% and 6.49%, respectively.

         On July 19, 2000, we entered into a loan participation agreement with Gateway Bank, whereby we may sell a participation interest in mortgage loans to Gateway. This agreement supports our working capital needs as it allows us to fund our planned volume increases without reducing our committed warehouse borrowing capacity. The maximum total participation outstanding allowed is $20 million. When participated interests are subsequently sold in the secondary market, the total amount participated with Gateway will be reduced. In connection with the participation agreement, Gateway will earn a yield on participated balances of prime minus 1%. This agreement expires on July 31, 2001.

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

WAREHOUSE FACILITY COVENANTS

         The agreement for the warehouse line of credit contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At June 30, 1999, the Company was not in compliance with the liability growth covenants of its primary warehouse lending agreement. The lender waiver this event of default and removed this covenant requirement effective July 14, 2000.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

         On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet.com against FiNet.com and one of its then current and now former directors. The original complaint alleged, among other things, that the plaintiff and the Company's then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It is further alleged that the Company issued to the then current director 1,800,000 shares of stock and that the Company's then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff has since filed a third amended complaint wherein he seeks either to recover 1,800,000 shares of the Company's common stock based upon the claim that plaintiff is entitled to the same number of shares issued to the then current director or 900,000 shares based upon the claim that he is entitled to half of the shares issued to the then current director or monetary damages in lieu of shares and punitive damages as to certain of the claims. FiNet.com and the Company's then current director have each filed a general denial of all claims. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

         On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named Finet as a defendant alleging that Finet assumed all of Coastal's debts and obligations when Finet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Court") on January 18, 2000. On May 31, 2000 the Court granted Finet's Motion to Dismiss for Lack of Personal Jurisdiction and dismissed the action without prejudice. Thereafter, the Company and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California, and filed a motion to dismiss or in the alternative to change venue to New York. A hearing on the motion to dismiss is scheduled for August 28, 2000. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

         An employment dispute exists between the Company and its former Executive Vice President of Capital Markets, Michael Conway, who was terminated by the Company effective February 1, 2000. Mr. Conway alleges that his termination was not for "just cause" as that term is defined in his written Employment and Compensation Agreement ("Agreement"), and that he is therefore entitled to a continuation of his salary through the termination date under the Agreement and the immediate vesting of all options or damages in an equivalent amount and seeks punitive damages as to certain claims. The dispute was submitted unsuccessfully for mediation in March and is now scheduled for arbitration on October 30, 2000. The Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

NOTE 5.     EMPLOYEE STOCK PURCHASE PLAN

         During the first quarter of 2000, the Company implemented the Company's 1999 Employee Stock Purchase Plan ("the Plan") under which all employees, including executive officers, may purchase stock at a discount to the market price. Employees pay for their stock purchases through payroll deductions at a rate equal to two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 500,000 shares reserved for issuance under the Plan. As of June 30, 2000, there are 17,373 shares issued under the Plan.

NOTE 6.     SPECIAL ITEMS

         The Company replaced certain loan origination and tracking software and systems. During the quarter ended March 31, 2000 the Company had recorded expense of $1,299,000 related to this replacement. During the quarter ended June 30, 2000, when amounts payable to the software vendor were reduced, we recovered $335,000 of the amount previously expensed, resulting in net expense for the six months ended June 30 of $964,000.

         Special charges recorded during the six months ended June 30, 1999 relate to the Coastal Federal Mortgage and Mical Mortgage business unit closures and to the write-off of capitalized costs of software that would no longer be used in the Company's continuing business strategy. In connection with Mical's closure, the Company assessed the remaining goodwill balance relating to the acquisition of that unit and determined that the amount was not recoverable from future cash flows. Therefore, the remaining unamortized goodwill of $3,189,000 was expensed. In addition, Mical recorded $642,000 of expense to recognize exit costs primarily for occupancy lease costs and severance relating to employee terminations in connection with the closure. In connection with Coastal's closure, Coastal wrote off $405,000 of net book value of fixed assets. In addition, the Company expensed $690,000 representing the unamortized balance of its Real Estate Office Software technology, upon determination that it would no longer employ this technology in its future strategic direction.

NOTE 7. SEGMENT INFORMATION

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

                                                                  THREE MONTHS ENDING    SIX MONTHS ENDING
                                                                   JUNE 30   JUNE 30    JUNE 30     JUNE 30
                                                                     2000      1999       2000       1999
                                                                  --------   --------  --------   --------
                                                                     (IN THOUSANDS)       (IN THOUSANDS)
Revenue
         Business-to-business                                      $ 1,697   $ 2,013   $  2,971   $  3,654
         Consumer-direct                                               378       535        556      1,324
                                                                  --------   --------  --------   --------
Segment Revenue                                                      2,075     2,548      3,527      4,978
         Corporate                                                       -         -          -          -
                                                                  --------   --------  --------   --------
                                                                   $ 2,075   $ 2,548   $  3,527   $  4,978
                                                                  ========   ========  ========   ========
Operating income (loss)
         Business-to-business                                      $(2,956)  $(7,420)  $ (7,663)  $(18,814)
         Consumer-direct                                            (1,060)     (733)    (2,684)    (1,316)
                                                                  --------   --------  --------   --------
Segment operating income (loss)                                     (4,016)   (8,153)   (10,347)   (20,130)
         Corporate                                                  (1,097)   (1,527)    (2,704)    (6,183)
                                                                  --------   --------  --------   --------
                                                                   $(5,113)  $(9,680)  $(13,051)  $(26,313)
                                                                  ========   ========  ========   ========
Capital expenditures
         Business-to-business                                      $   216   $   153   $    724   $    519
         Consumer-direct                                                41        10         71         31
                                                                  --------   --------  --------   --------
Segment Capital expenditures                                           257       163        795        550
         Corporate                                                      13        19         73         61
                                                                  --------   --------  --------   --------
                                                                   $   270   $   182   $    868   $    611
                                                                  ========   ========  ========   ========

                                                                                        JUNE 30  DECEMBER 31
                                                                                         2000       1999
                                                                                       -------   -----------
Identifiable assets
         Business-to-business                                                          $82,738    $101,837
         Consumer-direct                                                                 4,867       5,990
                                                                                       -------   -----------
Segment Identifiable assets                                                             87,605     107,827
         Corporate                                                                       9,734      11,981
                                                                                       -------   -----------
                                                                                       $97,339    $119,808
                                                                                       =======   ===========
Long-lived assets
         Business-to-business                                                          $ 2,900    $  3,800
         Consumer-direct                                                                   171         223
                                                                                       -------   -----------
Segment long-lived assets                                                                3,071       4,023
         Corporate                                                                         341         448
                                                                                       -------   -----------
                                                                                       $ 3,412    $  4,471
                                                                                       =======   ===========

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

IMPACT OF OUR DISCONTINUED UNITS-MICAL, COASTAL AND OUR SERVICING BUSINESS

         We incurred significant losses at both our Mical and Coastal subsidiaries in 1999. Management elected to discontinue these business units during the first half of 1999. In addition, management determined that servicing loans would not be a part of on-going operations and began preparing the servicing portfolios for sale. The following table summarizes the impact these discontinued business units had on our consolidated operating results for the three month and six month periods ended June 30, 2000 and 1999:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  --------------------      --------------------
                                                   JUNE 30     JUNE 30       JUNE 30    JUNE 30
                                                    2000         1999         2000        1999
                                                  -------      -------      -------     --------
                                                     (IN THOUSANDS)             (IN THOUSANDS)
Revenues                                          $    45      $   276      $    77     $    968
Cost of revenues                                      128          786          339        8,193
                                                  -------      -------      -------     --------
Gross profit                                          (83)        (510)        (262)      (7,225)
Other expenses
         General and administrative                   306          421          648        2,428
         Marketing and advertising                      -           16            -           49
         Special charges                                -          696            -        4,236
         Depreciation and amortization                  -          142            -          252
                                                  -------      -------      -------     --------
Total expenses                                        306        1,275          648        6,965
                                                  -------      -------      -------     --------
Loss from operations                                 (389)      (1,785)        (910)     (14,190)
Other interest expense                                  -           (2)           -          (38)
                                                  -------      -------      -------     --------
Net loss                                          $  (389)     $(1,787)     $  (910)    $(14,228)
                                                  =======      =======      =======     ========

         We may incur additional losses from these discontinued business units, which would be included in our consolidated results.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

REVENUES AND VOLUMES

         The total volume of closed loans for FiNet's production units for the quarter ended June 30 is summarized below.

                                            THREE MONTHS ENDED
                                       -----------------------------
                                          JUNE 30          JUNE 30
                                            2000             1999
                                       -----------      ------------
                                              (IN THOUSANDS)
         Business to Business          $   174,994      $   120,956
         Consumer-direct                    37,712           61,158
                                       -----------      ------------
             Total Closed Loan Volume  $   212,706      $   182,114
                                       ===========      ============


         Closed loan volume increased $30.6 million, or 17%, to $212.7 million for the quarter ended June 30, 2000 from $182.1 million for the quarter ended June 30, 1999. However, revenues decreased $473,000, or 19%, to $2.1 million for the quarter ended June 30, 2000 from $2.5 million for the quarter ended June 30, 1999.

         A significant increase in closed loan volume in our business-to-business segment, primarily the result of expanding our business to business sales force, was partially offset by a decrease in closed loan volume of our consumer-direct segment, attributable to the increase in lending rates and an increased focus on the business to business market segment. Significant closed loan volume increases occurred late in the quarter, and the revenue associated with these loans will not be recorded until the loan inventory is sold in the quarter ending September

30, 2000. Therefore, although closed loan volumes have increased significantly, revenues that result from those volumes will not be reflected in the current quarter revenues.

          In addition, during the 1999 quarter, we maintained servicing rights, recording servicing revenue of $292,000. We sold the portfolio of servicing rights in July of 1999, and therefore, we recorded only a small amount of servicing income during the six months ended June 30, 2000. We expect revenues to increase as our expanded sales force penetrates markets outside of our historically California market and as we expand our product offerings. However, there can be no assurance that increased revenues will be achieved. In addition, our quarterly revenues and operating results are likely to continue to vary significantly.

COST OF REVENUES AND GROSS PROFIT

         Cost of revenues decreased $1.1 million, or 34% for the quarter ended June 30, 2000 to $2.3 million from $3.4 million for the quarter ended June 30, 1999. The decrease is due primarily to a significant decrease in loan loss expense recorded by the discontinued units during the first quarter of 1999 (not recorded in 2000 since the units were discontinued) as well as a decrease in loan loss expense at the continuing units. Offsetting this improvement was the impact of a market valuation adjustment of our servicing portfolio. In 1999 the market valuation adjustment resulted in a decrease in expense of $750,000 while in the six months ended June 30, 2000, related expenses of selling the portfolio resulted in expenses of $221,000. The impact of these two items (increased expense in 2000) partially offset the reduction of cost of revenues quarter over quarter attributable to the decrease in loan loss reserves at all units.

         Warehouse interest expense increased $214,000 or 63% to $553,000 for the quarter ended June 30, 2000 from $339,000 for the quarter ended June 30, 1999 primarily due to increased interest rates and somewhat due to higher average outstanding balances on our warehouse borrowing facilities.

GENERAL AND ADMINISTRATIVE

         Personnel costs and other general and administrative costs of our continuing businesses decreased $1.9 million, or 30%, to $4.2 million for the quarter ended June 30, 2000 from $6.1 million for the quarter ended June 30, 1999, due to stock based compensation valued for services received in the 1999 period that was significantly less in the quarter ended June 30, 2000.

MARKETING AND ADVERTISING

         Marketing and advertising decreased $256,000 or 38% to $423,000 from $679,000 for the same quarter of the prior year. During the June 1999 quarter, we launched our consumer-direct marketing campaign. In the June 2000 our focus is on the business to business segment, and as a result in that change in focus, we decreased our consumer-direct marketing spending. The Company expects to stabilize its marketing spending for the remainder of 2000.

SPECIAL ITEMS

         During the quarter ended March 31, 2000, we replaced certain systems and software and therefore expensed the remaining book value of $1,299,000 of the replaced systems and software. Subsequently, when amounts payable to the software vendor were reduced, we recovered expense of $335,000 for the quarter ended June 30, 2000.

         During the second quarter of 1999, we incurred charges of $291,000 representing additional goodwill write off resulting from the Mical acquisition. We also incurred additional expense of $120,000 related charge relating to the write-off of our Real Estate Office Software (REOS). We determined in the first quarter of 1999 that the REOS technology would no longer be employed in our future strategy. In addition, Coastal Federal Mortgage recorded $405,000 of nonrecurring expenses to liquidate certain assets and settle certain liabilities in connection with its closure.

LOSS FROM OPERATIONS

         Loss from operations for the three months ended June 30, 2000 decreased $4.6 million to $5.1 million from $9.7 million for the three months ended June 30, 1999. Significant decreases in operating expenses and loan loss expenses more than offset the decrease in revenue associated with our discontinued business units.

GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES

         We recorded a $455,000 loss on the sale of available for sale marketable securities for the quarter ended June 30, 2000 compared to $0 for the quarter ended June 30, 1999. We acquired these marketable securities in October of 1999, therefore marketable securities transactions did not occur in the prior period.

NET LOSS

         Net loss for the three months ended March 31, 2000 decreased $4.4 million or 44% to $5.5 million from $9.9 million for the quarter ended March 31, 1999. The improvement is due primarily to the impact of losses in the discontinued business units in the 1999 period which were not incurred in the current period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES AND VOLUMES

         The total volume of closed loans for FiNet's production units for the six months ended June 30 is summarized below.

                                                              SIX MONTHS ENDED
                                                          --------------------------
                                                          JUNE 30           JUNE 30
                                                            2000              1999
                                                          --------          --------
                                                               (IN THOUSANDS)
         Business to Business                             $305,128          $249,774
         Consumer-direct                                    62,082           149,271
                                                          --------          --------
                 Total Closed Loan Volume                 $367,210          $399,045
                                                          ========          ========

         Closed loan volume decreased $31.8 million, or 8%, to $367.2 million for the six months ended June 30, 2000 from $399.0 million for the six months ended June 30, 1999. Revenues decreased $1.5 million or 29%, to $3.5 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999.

         While closed loan volume increased in our continuing units' business-to-business segment, significant volume decreases in our consumer-direct segment, attributable to the increase in lending rates and a change in business focus, more than offset the business to business increase. Revenues decreased due to the impact of the discontinued units' revenue in 1999 that did not occur in 2000 as well as a decrease in revenues for the continuing units corresponding to the decrease in closed loan volumes. We expect to increase revenues through the planned expansion of our sales force and increased emphasis on the business to business segment through strategic relationships. However, there can be no assurance that increased revenues will be achieved. In addition, our quarterly revenues and operating results are likely to continue to vary significantly.

COST OF REVENUES AND GROSS PROFIT

         Cost of revenues decreased $8.2 million, or 67% for the six months ended June 30, 2000 to $4.0 million from $12.1 million for the six months ended June 30, 1999. The decrease is due primarily to a significant decrease in loan loss expenses recorded by the discontinued units during the first quarter of 1999 of as well as a decrease at the continuing units totaling $6.0 million, a decrease in expense associate with servicing portfolio valuation adjustments of $681,000 and decreases in other costs associated with the discontinued units.

         Warehouse interest expense decreased $483,000 or 31% to $1.1 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999 primarily due to warehouse interest expense associated with the discontinued units that was not incurred in 2000. Although volumes of the discontinued units were insignificant during the first quarter of 1999, they incurred interest expense on loans in inventory as those loans were being sold. In addition, during a portion of the six months ended June 30, 1999 we incurred significantly higher interest rates associated with our warehouse lending default which were not incurred in the 2000 period.

GENERAL AND ADMINISTRATIVE

         Personnel costs and other general and administrative costs of our continuing businesses decreased $2.1 million, or 19%, to $9.3 million for the six months ended June 30, 2000 from $11.4 million for the six months ended June 30, 1999, due to the terminated operations of the Coastal and Mical units in the March 1999 quarter, partially offset by increased professional services costs.

MARKETING AND ADVERTISING

         Marketing and advertising decreased $127,000 or 9% to $1.3 million from $1.4 million for the same six month period of the prior year. In the prior year we had just launched our consumer-direct marketing campaign in the quarter ended June 30, 1999. Early during the six months ended June 30, 2000, we wound down our consumer marketing campaign, decreasing spending significantly and focused on business to business promotions and programs. The Company expects to stabilize its marketing spending for the remainder of 2000.

SPECIAL ITEMS

         During the quarter ended March 31, 2000, we replaced certain systems and software and therefore expensed the remaining book value of $1,299,000 of the replaced systems and software. Subsequently, when amounts payable to the software vendor were reduced, we recovered expense of $335,000 for the quarter ended June 30, 2000 resulting in a net year to date expense of $964,000.

         Special charges recorded during the six months ended June 30, 1999 relate to the Coastal Federal Mortgage and Mical Mortgage business unit closures and to the write-off of capitalized costs of software that would no longer be used in the Company's continuing business strategy. In connection with Mical's closure, the Company assessed the remaining goodwill balance relating to the acquisition of that unit and determined that the amount was not recoverable from future cash flows. Therefore, the remaining unamortized goodwill of $3,189,000 was expensed. In addition, Mical recorded $642,000 of expense to recognize exit costs primarily for occupancy lease costs and severance relating to employee terminations in connection with the closure. In connection with Coastal's closure, Coastal wrote off $405,000 of net book value of fixed assets. In addition, the Company expensed $690,000 representing the unamortized balance of its Real Estate Office Software technology, upon determination that it would no longer employ this technology in its future strategic direction.

LOSS FROM OPERATIONS

         Loss from operations for the six months ended June 30, 2000 decreased $13.3 million to $13.0 million from $26.3 million for the six months ended June 30, 1999. Significant decreases in operating expenses and loan loss expenses more than offset the decrease in revenue associated with our discontinued business units.

GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES

         We recorded an $866,000 gain on the sale of available for sale marketable securities for the six months ended June 30, 2000 compared to $0 for the six months ended June 30, 1999. We acquired these marketable securities in October of 1999, therefore marketable securities transactions did not occur in the prior period.

NET LOSS

         Net loss for the six months ended June 30, 2000 decreased $14.9 million, or 55%, to $12.0 million from $26.6 million for the six months ended March 31, 1999. The improvement is due primarily to the impact of losses in the discontinued business units in the 1999 period which were not incurred in the current period.

FINANCIAL CONDITION

         FiNet's stockholders' equity decreased $12.3 million to $18.0 million at June 30, 2000 from $30.3 million at December 31, 1999 due to the Company's losses and due to a decrease in Other Comprehensive Income due to the recognition of gains on the sale of available-for-sale marketable equity securities, offset by increases from issuance of common shares in connection with stock option exercises and increases due to warrant issuances.

         Our cash decreased by $8.9 million to $9.7 million at June 30, 2000 from $18.6 million at December 31, 1999. We used cash for general operations, for working capital needs such as funding mortgages and for capital expenditures. We generated cash from sales of marketable equity securities and the collection of the proceeds on the sale of our servicing portfolio.

         We recorded loans in process of $10.4 million at June 30 relating to funds disbursed to closing agents for which the loan had not closed by June 30, 2000. At December 31, there were no fundings on the last working day of the month due to year 2000 concerns. At December 31, 1999 all loans for which fund were disbursed were also closed and were therefore recorded as mortgage loans held for sale.

         Warehouse borrowings decreased $6.5 million, or 8%, from $80.5 million at December 31, 1999 to $73.9 million at June 30, 2000, corresponding to the decrease in mortgages held for sale inventory from $78.7 million to $69.4 million at June 30, 2000.

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

         Operating activities including general operating expenditures, repayment of warehouse borrowings and funding new originations, used $10.6 million of cash during the six months ended June 30, 2000. In addition to cash use for on-going operations, we used cash to invest in mortgages held for sale.

         Our investing activities included investments of $868,000 in furniture, fixtures and equipment and collections on the sale of our portfolio of servicing rights which was sold in a prior period. We do not expect our capital spending to increase significantly in the coming quarters.

         We obtained additional warehouse credit facilities during the quarter from Gateway Bank ("Gateway"). We entered into a loan participation agreement with Gateway, whereby we may sell a participation interest in mortgage loans to Gateway. This agreement supports our working capital needs as it allows us to fund our planned volume increases without reducing our committed warehouse borrowing capacity. The maximum total participation outstanding allowed is $20 million. When participated interests are subsequently sold in the secondary market, the total amount participated with Gateway will be reduced. In connection with the participation agreement, Gateway will earn a yield on participated balances of prime minus 1%. This agreement expires on July 31, 2001.

         If we continue to maintain at least our current level of working capital borrowing resources, and if we execute our business plan, we believe that our cash resources will be sufficient to finance our minimum working capital requirements for the coming twelve months. We do, however, expect that in the future we may need to arrange for additional sources of capital through additional warehouse facilities or through the issuance of debt or equity securities. We have no commitments for any additional financings, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to us. In such event, our growth could slow and operations could be adversely affected.

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

SUBSEQUENT EVENTS

                  Gary A. Palmer, the Company's Chief Financial Officer, has resigned, effective August 15, 2000 citing personal reasons.

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

         FiNet attempts to make forward commitments to hedge substantially all of its estimated interest rate risk on the loans. We had mandatory and optional forward commitments at June 30, 2000 and December 31, 1999 aggregating $82,404,000 and $110,233,000, respectively. At June 30, 2000 and December 31,
1999, these commitments covered the market risk associated with mortgages held for sale to investors of $69,328,000 and $78,691,000, respectively, and loans for which interest rates were committed at June 30, 2000 and December 31, 1999 of $67,664,000 and $36,458,000, respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into these arrangements with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information required by this Item is incorporated by reference from Part I, Item I, Notes to Consolidated Condensed Financial Statements, Note 5 Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 24, 2000, the following proposal was adopted by the margins indicated:

To ratify the appointment of Ernst & Young as independent auditors for the fiscal year ending December 31, 2000. The motion was carried as follows:

For                  64,217,149
Against                 165,942
Abstaining               66,914

To elect the Company's Board of Directors. The motion was carried as follows:


                  For               Abstaining
Cossano           64,017,652        417,289
Rawitch           64,009,842        472,907
Sogin             63,922,130        648,331
Meyer             64,013,680        465,131
Wilkes            64,039,082        414,427
Falcao            64,019,676        453,239

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

           10.1 First Amendment to Loan and Security Agreement between the Registrant and Lowestrate.com, Inc. and Robert J. Ross dated May 24, 2000.

           10.2            Assignment and Assumption Agreement between the
                           Registrant and Lowestrate.com, Inc., Robert J. Ross.

           27.1            Financial Data Schedule

Reports on Form 8-K:

None.

SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FINET.COM, INC.

Date: August 14, 2000                              /s/Gary A. Palmer
                                    --------------------------------------------
                                                     Gary A. Palmer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: August 14, 2000                               /s/Rick Cossano
                                    --------------------------------------------
                                                     Rick Cossano
                                        (PRESIDENT & CHIEF EXECUTIVE OFFICER)