Form 10-Q
period 2000-09-30
FINET COM INC
filed 2000-11-14
CIK 852450

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               Yes /X/    No / /

    As of November 8, 2000, 95,050,532 shares of the Registrant's Common Stock, $.01 par value were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

        ITEM                                    DESCRIPTION                             PAGE
        ----                                    -----------                           --------
                                PART I--FINANCIAL INFORMATION

         1.             Condensed Consolidated Financial Statements (unaudited):
                        Condensed Consolidated Balance Sheets as of September 30,
                        2000 and December 31, 1999..................................      3

                        Condensed Consolidated Statements of Operations for the nine and three month periods ended September 30, 2000 and
                        September 30, 1999..........................................      4

                        Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and September 30,
                        1999........................................................      5

                        Notes to Condensed Consolidated Financial Statements........      6

         2.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     13

         3.             Quantitative and Qualitative Analysis of Market Risk........     19

                                  PART II--OTHER INFORMATION

         1.             Legal Proceedings...........................................     20

         6.             Exhibits and Reports on Form 8-K............................     20

                        Signatures..................................................     21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FINET.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2000          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................    $  4,963      $ 18,626
Restricted cash.............................................         400        10,403
Available for sale marketable equity securities, cost basis
  of $0.....................................................          --         2,674
Accounts and notes receivable, net of allowances of $1,013
  and $1,793................................................       2,251         2,363
Mortgage loans held for sale, net...........................      84,996        78,691
Furniture, fixtures & equipment, net of accumulated
  depreciation..............................................       3,162         4,471
Goodwill, net of accumulated amortization of $831 and
  $240......................................................       1,441         1,757
Other assets................................................         970           823
                                                                --------      --------
  Total assets..............................................    $ 98,183      $119,808
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit.........................    $ 81,043      $ 80,453
Accounts payable............................................         330         2,379
Notes payable and capitalized leases........................          83           141
Accrued expenses and other liabilities......................       5,369         6,462
                                                                --------      --------
  Total liabilities.........................................    $ 86,825      $ 89,435
                                                                --------      --------
Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares
  authorized, 95,050 and 93,441 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively).............................................    $    950      $    934
Additional paid-in capital..................................     102,612       100,943
Accumulated deficit.........................................     (92,204)      (73,208)
Other comprehensive income..................................          --         1,704
                                                                --------      --------
Total stockholders' equity..................................      11,358        30,373
                                                                --------      --------
    Total liabilities and stockholders' equity..............    $ 98,183      $119,808
                                                                ========      ========

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
Revenues....................................     $ 2,515        $ 1,748       $  6,042       $  6,726
Cost of revenues............................       4,210          3,085          8,180         15,219
                                                 -------        -------       --------       --------
Gross profit (loss).........................      (1,695)        (1,337)        (2,138)        (8,493)
Operating expenses:
  General and administrative................       4,206          4,790         13,470         16,168
  Marketing and advertising.................         401          3,028          1,689          4,442
  Depreciation and amortization.............         548            204          1,557            533
  Special charges...........................          --            155            964          5,081
  Other operating expenses..................          40            272            124          1,382
                                                 -------        -------       --------       --------
    Total expenses..........................       5,195          8,449         17,804         27,606
                                                 -------        -------       --------       --------
Loss from operations........................      (6,890)        (9,786)       (19,942)       (36,099)
Other income and expense:
  Gain (loss) on sale of marketable equity
    securities..............................         (42)            --            824             --
  Other interest income.....................          22             15            174             15
  Other interest expense....................          --             --             --           (267)
                                                 -------        -------       --------       --------
Loss before income taxes....................      (6,910)        (9,771)       (18,944)       (36,351)
Income tax expense..........................         (20)            --            (53)            (5)
                                                 -------        -------       --------       --------
Net loss....................................      (6,930)        (9,771)       (18,997)       (36,356)
                                                 -------        -------       --------       --------
In-substance preferred dividend.............          --             --             --           (353)
                                                 -------        -------       --------       --------
Net loss attributable to common
  shareholders..............................     $(6,930)       $(9,771)      $(18,997)      $(36,709)
                                                 =======        =======       ========       ========

Basic and diluted net loss per common
  share.....................................     $ (0.07)       $ (0.11)      $  (0.20)      $  (0.46)
                                                 =======        =======       ========       ========

Weighted average common shares used in
  computing basic and diluted net loss per
  common share..............................      94,778         91,445         94,350         79,654
                                                 =======        =======       ========       ========

                            See accompanying notes.

                        FINET.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30   SEPTEMBER 30
                                                                  2000           1999
                                                              ------------   ------------
OPERATING ACTIVITIES:
Net loss....................................................    $(18,997)      $(36,709)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       1,557          1,050
  Compensation attributable to warrant issuance.............         382          1,974
  Expense from warrants issued upon conversion of debt......          --            739
  Imputed interest from convertible debentures..............          --            267
  Asset valuation adjustments...............................         964          5,246
  Gain on sale of marketable securities.....................        (824)            --
  Changes in operating assets and liabilities:
    Decrease in restricted cash.............................      10,003             --
    Decrease (increase) in mortgage loans held for sale.....      (6,305)        35,551
    Decrease (increase) in receivables from sales of
      mortgage loans, servicing rights and other
      receivables...........................................        (308)         3,907
    (Decrease) increase in other assets.....................         274           (345)
    Increase (decrease) in warehouse borrowings.............         590        (64,325)
    Decrease in accounts payable and accrued expenses.......      (2,807)           207
                                                                --------       --------
Net cash used in operating activities.......................     (15,471)       (52,438)

INVESTING ACTIVITIES:
  Proceeds from sale of mortgage servicing rights...........         420          1,192
  Purchase of furniture, fixtures and equipment.............        (955)        (2,287)
  Proceeds from sale of marketable securities...............       1,794             --
                                                                --------       --------
  Net cash provided by (used in) investing activities.......       1,259         (1,095)

FINANCING ACTIVITIES:
  Proceeds (costs) from issuance of common stock, net of
    expenses................................................        (210)        56,450
  Proceeds from the exercise of common stock warrants and
    options.................................................         817          2,426
  Redemption of preferred stock.............................          --         (2,500)
  Repayment of 3% Convertible Debenture.....................          --         (1,500)
  Repayment of note payable, capitalized leases and line of
    credit..................................................         (58)        (1,001)
  Other equity..............................................          --           (227)
                                                                --------       --------
Net cash provided by financing activities...................         549         53,648
                                                                --------       --------
Net increase (decrease) in cash.............................     (13,663)           115
Cash at beginning of period.................................      18,626          7,418
                                                                --------       --------
Cash at end of period.......................................    $  4,963       $  7,533
                                                                ========       ========

                        FINET.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com, Inc. ("FiNet" or "the Company") is a provider of mortgage services to mortgage broker businesses and consumers, including online mortgage services. The Company markets its business to business services primarily to mortgage brokers. The Company markets to consumers through marketing agreements with general interest websites. FiNet operates its business to business and consumer-direct segments of these financial services through its wholly owned subsidiary, Monument Mortgage, Inc. (hereinafter collectively referred to as "FiNet" or the "Company"), which is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

NOTE 2.  BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

    The accompanying financial statements as of September 30, 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the period ended and as of September 30, 2000. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000.

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

    The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated December 31, 1999.

RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION

    Lending transaction fee income and expenses are deferred until the related loan is sold, and are included in Gain on Sale of Mortgage Loans.

    Loan servicing fees represent fees earned for servicing loans for various investors. The fees earned for this service are based on a contractual percentage of the outstanding principal balance, or are a fixed dollar amount per loan. Fees are credited to income when the related payments are received.

    Loan brokerage fees include amounts earned for the processing of mortgage loan applications of third party lenders. These fees are recognized when the loan is funded.

    The Company's revenue for the three and nine month periods ended September 30, 2000 and 1999 is comprised of the following (in thousands) (unaudited):

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
Interest income on loans held for sale......     $2,041         $  611         $3,906         $1,806
Gain on sale of servicing rights and
  mortgage loans............................        425            643          1,812          2,405
Loan brokerage fees.........................         42            330            220          1,555
Loan servicing fees.........................          2             76             13            701
Other.......................................          5             88             91            259
                                                 ------         ------         ------         ------
Total revenues..............................     $2,515         $1,748         $6,042         $6,726
                                                 ======         ======         ======         ======

COST OF REVENUE

    Certain loan origination costs and other production costs incurred to originate loans are included in Cost of Revenues in the Company's Condensed Consolidated Statements of Operations. Such costs include loan production personnel; loan and receivables losses related to loans and servicing assets held for sale; interest expense; and other costs of production.

    Direct loan origination costs are deferred until the related loan is sold. Certain loan origination costs are included in Cost of Revenues. Other such costs are included in the Gain on Sale of Mortgage Loans.

NOTE 3.  BORROWING ARRANGEMENTS

    Borrowing arrangements consisted of the following:

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2000          1999
                                                              ------------   -----------
Warehouse lines of credit were utilized as follows:
  $75 million committed, bearing interest at LIBOR plus
    variable spread, expires February 28, 2001..............     $67,330       $73,125
  $20 million temporary commitment, bearing interest at
    prime less 1%...........................................      12,458            --
Purchase/Repurchase agreements:
  $10 million, bearing interest at prime (Mical)............          --            12
  $15 million, bearing interest at Fed Funds + 0.70%, no
    expiration date.........................................       1,255         7,316
                                                                 -------       -------
                                                                 $81,043       $80,453
                                                                 =======       =======

WAREHOUSE LINES OF CREDIT

    FiNet's primary warehouse borrowing facility with the Residential Funding Corporation ("RFC"), provides the Company with a committed $75 million warehouse borrowing facility with interest rates ranging from LIBOR plus 1.75% to LIBOR plus 2.25%. The sixth amendment to this borrowing agreement dated October 12, 2000 extended the maturity date to February 28, 2001. The Company recorded interest expense on Warehouse Lines of Credit of $2.0 million and $0 for the three month periods ended September 30, 2000 and 1999, and $3.1 million and $1.5 million for the nine month periods then ended. Interest expense on Warehouse Lines of Credit is included in Cost of Revenues on the Condensed Consolidated Statements of Operations. Borrowings under Warehouse Lines of Credit are secured by the underlying mortgages held for sale. At September 30, 2000 and December 31, 1999, LIBOR was 6.62% and 6.49%, respectively.

    The Company's available credit lines also include a $15 million purchase/repurchase agreement with the Federal National Mortgage Association ("Fannie Mae") program entitled "As Soon as Pooled/Early Purchase Option" ("ASAP Plus"). Under ASAP Plus, Fannie Mae reimburses FiNet for loans funded by the Company and delivered to Fannie Mae with the required mortgage collateral. Fannie Mae subsequently purchases the mortgage loans upon completion of the necessary documentation.

    In the third quarter of 2000, the Company entered into a temporary borrowing agreement with Countrywide Warehouse Lending ("Countrywide") under which Countrywide funded the loans it had committed to purchase from the Company. During October 2000, all such loans were purchased by Countrywide.

WAREHOUSE FACILITY COVENANTS

    The agreement for the RFC warehouse line of credit contains various financial covenants including minimum net worth, current ratio, tangible net worth, and leverage ratio requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At September 30, 2000 the Company was not in compliance with the Guarantor's Net Loss and the Guarantor's Tangible Net Worth covenants requirements. The Company has requested a waiver from RFC for the non-compliance of these covenants.

PARTICIPATION AGREEMENTS

    On July 19, 2000, FiNet entered into an agreement with Gateway Bank, FSB ("Gateway"), in which the Company may sell participation interests in mortgage loans to Gateway. Transactions under this agreement do not reduce the Company's committed warehouse borrowing capacity. The maximum total participation outstanding under this agreement is $20 million. Sales in the secondary market of these participated interests reduce the total amount outstanding with Gateway. Under this agreement, Gateway earns a yield of prime less 1% on participated balances. This agreement expires on July 31, 2001. At
September 30, 2000, the total participated loans to Gateway totaled
$21.3 million.

NOTE 4.    COMMITMENTS AND CONTINGENCIES

LITIGATION

    On January 14, 1998, prior to the Company's acquisition of Mical
Mortgage Inc. ("Mical"), a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. The Company intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

    On April 16, 1999, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco by a former director and officer of FiNet against FiNet and one of its then current and now former directors. The original complaint alleged, among other things, that the plaintiff and the Company's then current director entered into an oral contract, wherein they agreed to share all profits from bonus shares that were issued to either party under certain specific circumstances. It further alleged that the Company issued to the then current director 1,800,000 shares of stock and that the Company's then current director failed to provide the plaintiff one-half of the stock, or 900,000 shares. The plaintiff filed a third amended complaint wherein he sought either to recover 1,800,000 shares of the Company's common stock based upon the claim that plaintiff was entitled to the same number of shares issued to the then current director or 900,000 shares based upon the claim that he was entitled to half of the shares issued to the then current director or monetary damages in lieu of shares and punitive damages as to certain of the claims. FiNet and the Company's then current director each filed a general denial of all claims. On August 25, 2000 a settlement was reached in this lawsuit among all of the parties in an amount that is not significant to the operations of the Company.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named Finet as a defendant alleging that Finet assumed all of Coastal's debts and obligations when Finet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Court") on January 18, 2000. On May 31, 2000 the Court granted Finet's Motion to Dismiss for Lack of Personal Jurisdiction and dismissed the action without prejudice. Thereafter, the Company and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California, and filed a motion to dismiss or in the alternative to change venue to New York. At a hearing held on August 28, 2000 the Court denied First City's motion to dismiss. The lawsuit is currently in the discovery phase and the Company intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

    An employment dispute existed between the Company and its former Executive Vice President of Capital Markets, Michael Conway, who was terminated by the Company effective February 1, 2000. Mr. Conway alleged that his termination was not for "just cause" as that term is defined in his written Employment and Compensation Agreement ("Agreement"), and that he was therefore entitled to a continuation of his salary through the termination date under the Agreement and the immediate vesting of all options or damages in an equivalent amount and sought punitive damages as to certain claims. The dispute was submitted unsuccessfully for mediation in March with JAMS/Endispute Mediation Service and was scheduled for arbitration on October 30, 2000 with the American Arbitration Association. On October 27, 2000 the parties agreed to settle the dispute upon the payment of $450,000 to Mr. Conway by the Company.

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

NOTE 5.  EMPLOYEE STOCK PURCHASE PLAN

    During the first quarter of 2000, the Company implemented the Company's 1999 Employee Stock Purchase Plan ("ESPP") under which all employees, including executive officers, may purchase stock at a discount to the market price. Employees pay for stock purchases through payroll deductions ranging between 2% and 10% of earnings. Shares issued under the ESPP are immediately vested. There are 500,000 shares reserved for issuance under the Plan. As of September 30, 2000, there are 41,413 shares issued under the Plan.

NOTE 6.  SPECIAL ITEMS

    The Company replaced certain loan origination and tracking software and systems. During the quarter ended March 31, 2000 the Company had recorded expense of $1,299,000 related to this replacement. During the quarter ended June 30, 2000, when amounts payable to the software vendor were reduced, we recovered $355,000 of the amount previously expensed, resulting in net expense for the nine months ended September 30, 2000 of $964,000.

    During the first three quarters of 1999, FiNet recorded special charges totaling $4.9 million related to the closures of Mical and Coastal, wholly-owned subsidiaries of the Company, as well as to the write-off of capitalized costs of software that would no longer be used in the Company's continuing business strategy. In connection with Mical's closure, the Company determined the remaining related goodwill balance was not recoverable from future cash flows. As of result, the remaining unamortized goodwill of $3.2 million was written off. Mical also recognized $0.6 million of exit costs primarily for occupancy lease costs, and severance for employee terminations related to the closure. In connection with Coastal's closure, Coastal expensed $0.4 million for the net book value of certain fixed assets used in Coastal's business. In addition, FiNet expensed $0.7 million, representing the unamortized balance of its Real Estate Office Software technology, which will no longer be used in the Company's future strategic direction.

    In connection with the Company's relocation of its headquarters and operating facilities from Walnut Creek, California to San Ramon, California, the Company recorded an expense of $155,000 in the third quarter of 1999 to write-off fixed furniture, fixtures and equipment.

NOTE 7.  SEGMENT INFORMATION

    In accordance with Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information" the Company discloses certain information about operating segments in a format that is consistent with how management evaluates the performance of that segment. The Company has identified two reportable business segments: Business-to-Business, and Consumer-Direct. Information related to these segments is as follows (in thousands) (unaudited):

                                                  THREE MONTHS ENDING           NINE MONTHS ENDING
                                              ---------------------------   ---------------------------
                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
Revenue
  Business-to-Business......................     $ 2,165        $ 1,727       $  5,136       $  5,381
  Consumer-Direct...........................         350             21            906          1,345
                                                 -------        -------       --------       --------
    Total segment revenue...................       2,515          1,748          6,042          6,726
  Corporate.................................          --             --             --             --
                                                 -------        -------       --------       --------
      Total revenue.........................     $ 2,515        $ 1,748       $  6,042       $  6,726
                                                 =======        =======       ========       ========

Operating loss
  Business-to-Business......................     $(3,100)       $(4,404)      $(10,763)      $(23,218)
  Consumer-Direct...........................      (1,379)        (1,957)        (4,063)        (3,273)
                                                 -------        -------       --------       --------
    Total segment operating loss............      (4,479)        (6,361)       (14,826)       (26,491)
  Corporate.................................      (2,411)        (3,425)        (5,116)        (9,608)
                                                 -------        -------       --------       --------
      Total operating loss..................     $(6,890)       $(9,786)      $(19,942)      $(36,099)
                                                 =======        =======       ========       ========

Capital expenditures
  Business-to-Business......................     $    69        $ 1,341       $    793       $  1,860
  Consumer-Direct...........................          13            251             84            282
                                                 -------        -------       --------       --------
    Total segment capital expenditures......          82          1,592            877          2,142
  Corporate.................................           4             84             77            145
                                                 -------        -------       --------       --------
      Total capital expenditures............     $    86        $ 1,676       $    954       $  2,287
                                                 =======        =======       ========       ========

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2000          1999
                                                              ------------   -----------
Identifiable assets
  Business-to-Business......................................      83,456      $101,837
  Consumer-Direct...........................................       4,909         5,990
                                                                 -------      --------
    Total segment identifiable assets.......................      88,365       107,827
  Corporate.................................................       9,818        11,981
                                                                 -------      --------
      Total identifiable assets.............................     $98,183      $119,808
                                                                 =======      ========

Long-lived assets
  Business-to-Business......................................     $ 2,688      $  3,800
  Consumer-Direct...........................................         158           223
                                                                 -------      --------
    Total segment long-lived assets.........................       2,846         4,023
  Corporate.................................................         316           448
                                                                 -------      --------
      Total long-lived assets...............................     $ 3,162      $  4,471
                                                                 =======      ========

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS
No. 137"), was issued and extends the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In
June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement
No. 133" ("SFAS No. 138"). SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Based on the Company's current level of derivative and hedging activities, the implementation on January 1, 2001 of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, should not have a material impact on the Company's consolidated financial statements.

NOTE 9.  SUBSEQUENT EVENT

    On October 13, 2000, the Company entered into a Common Stock Purchase Agreement with various investors (the "Private Placement"). Pursuant to the agreement, the Company sold 18.5 million shares of common stock and received proceeds of $7.4 million. In connection with the agreement, the Company, subject to the approval of its stockholders, also agreed to issue to certain financial advisors, as compensation for services in connection with the Private Placement, warrants to purchase 6,000,000 shares of the Company's common stock. The warrants have a five year term and are exercisable at a price of $0.75 per share. The warrants issued in connection with the Private Placement reflected a fair market value of approximately $2.2 million based on a Black-Scholes warrant pricing model valuation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE INFORMATION CONCERNING POSSIBLE OR ASSUMED FUTURE RESULTS OF OPERATIONS. STATEMENTS INCLUDING WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "PLAN", "COULD", "INTEND", OR SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING IN NATURE. AN INVESTMENT IN FINET'S SECURITIES INVOLVES CERTAIN RISKS AND UNCERTAINTIES REGARDING THE COMPANY'S FUTURE FINANCIAL RESULTS. AS A RESULT OF CERTAIN FACTORS, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. SUCH FACTORS ARE SET FORTH UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K DATED DECEMBER 31, 1999, ("1999 FORM 10-K").

    THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH BOTH THE 1999 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

OVERVIEW

    FiNet.com is a full service, on-line mortgage banker that offers an easy-to-use, one stop mortgage source for mortgage brokers and consumers. The Company provides on-line and e-commerce technologies and loan process management tools to mortgage broker businesses. FiNet believes these tools enable mortgage brokers to more effectively compete with on-line and other national lenders and brokers, as well as assist their customers in making better informed borrowing decisions. The Company operates one of the original Internet sites developed to enable the consumer to apply for and receive credit approval on-line, and to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by both FiNet and other lenders. The Company believes that this mortgage process is easier and more understandable for potential borrowers, and that it maintains quality service by coordinating the consumer's entire mortgage lending process.

    The Company generates revenue by both originating and selling mortgage loans. Loans funded and brokered by the Company generate loan origination income and other loan-related fee income. Loan origination income consists of origination fees and points paid by borrowers. Other loan-related fees consist of application, documentation and processing fees paid by borrowers.

    Loans sold by the Company generate premium income and interest income. Premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights. This net gain is calculated as the difference between the combined selling price of the loans plus related servicing rights, and the carrying value of the mortgage loans plus servicing rights sold. Interest income consists of interest received from borrowers on mortgage loans held for sale.

    Costs and expenses related to revenues consists primarily of the following:

    - Interest paid on warehouse credit facilities;

    - Loan-related expenses, including fees paid to third parties for appraisal and credit report services, and reserves for potential loan repurchase and premium recapture obligations;

    - Salaries, commissions and benefits paid to employees;

    - General and administrative expenses such as occupancy costs, office expenses and professional services; and

    - Depreciation and amortization expense for facilities, computers and goodwill.

IMPACT OF DISCONTINUED UNITS: MICAL, COASTAL AND LOAN SERVICING BUSINESS

    The Mical and Coastal subsidiaries incurred significant losses in 1999. The Company discontinued these business units during the first half of 1999. In addition, during the first half of 1999, the Company decided to discontinue loan servicing activities, and began preparing the servicing portfolios for sale. The impact of these discontinued business units on consolidated operating results for the three and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                  2000           1999           2000           1999
                                              ------------   ------------   ------------   ------------
Revenues....................................      $  19         $   (11)        $  96        $    957
Cost of revenues............................        244          (1,161)          (95)         (9,354)
                                                  -----         -------         -----        --------
Gross profit................................        263          (1,172)            1          (8,397)
Other expenses
  General and administrative................       (180)           (468)         (828)         (2,896)
  Marketing and advertising.................         --               0            --             (49)
  Special charges...........................         --               0            --          (4,236)
  Depreciation and amortization.............         (1)            (30)           (1)           (282)
                                                  -----         -------         -----        --------
Total expenses..............................       (181)           (498)         (829)         (7,463)
                                                  -----         -------         -----        --------
Loss from operations........................         82          (1,670)         (828)        (15,860)
Other interest expense......................         --               0            --             (38)
                                                  -----         -------         -----        --------
Net loss....................................      $  82         $(1,670)        $(828)       $(15,898)
                                                  =====         =======         =====        ========

    Any future losses from these discontinued business units will be included in the Company's consolidated operating results.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

REVENUES AND LOAN VOLUME

    The total volume of loans funded by FiNet's production units for the quarter ended September 30 is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                      SEPTEMBER 30   SEPTEMBER 30
                                                          2000           1999
                                                      ------------   ------------
Business-to-Business................................    $274,703       $150,687
Consumer-Direct.....................................      41,412         25,668
                                                        --------       --------
    Total loan volume...............................    $316,115       $176,355
                                                        ========       ========

    In the third quarter of year 2000, closed loan volume increased 79.2% to $316.1 million, from $176.4 million for the same period of 1999. Revenues also increased 43.9%, to $2.5 million in the 2000 period, from $1.7 million in the 1999 period.

    During year 2000, the Company's increased focus on the Business-to-Business segment of its operations resulted in an expansion of that segment's sales force and a corresponding increase in loan volume. Although closed loan volumes have increased significantly, revenues have not increased as significantly as a portion of late quarter volumes will not be reflected in the current quarter revenues.

    In addition, during the 1999 quarter, the Company maintained servicing rights, recording servicing revenue of $76,000. The Company sold the portfolio of servicing rights in July of 1999, and therefore, the Company recorded only a small amount of servicing income during the nine months ended September 30, 2000.

COST OF REVENUES AND GROSS PROFIT

    In the third quarter of year 2000, cost of revenues increased 36.5% to $4.2 million from $3.1 million for the same period of 1999. Significant increase in closed loan volume in the third quarter of year 2000 attributed to increased interest expense on the additional warehouse facility borrowing. Interest expense on warehouse facilities increased $2.1 million for the quarter ended September 30, 2000 from $0 for the quarter ended September 30, 1999 as the Company primarily self-funded loans during the quarter ended September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

    In the third quarter of year 2000, general and administrative expense decreased 12.2% to $4.2 million from $4.8 million for the same period of 1999, due to stock based compensation valued for services received in the 1999 period that was significantly less in the quarter ended September 30, 2000.

MARKETING AND ADVERTISING EXPENSE

    In the third quarter of year 2000, marketing and advertising expense fell 86.8% to $0.4 million from $3.0 million in the same quarter of 1999. The 1999 expense includes costs associated with a Consumer-Direct marketing campaign that began in the second quarter of that year. In year 2000, the Company changed its focus to the Business-to-Business segment, resulting in lower marketing and advertising expenses. The Company expects to stabilize its marketing spending for the remainder of 2000.

SPECIAL CHARGES

    In connection with the Company's relocation of its headquarters and operating facilities from Walnut Creek, California to San Ramon, California, the Company recorded an expense of $155,000 in the third quarter of 1999 to write-off fixed furniture, fixtures and equipment.

LOSS FROM OPERATIONS

    In the third quarter of year 2000, loss from operations decreased to $6.9 million from $9.8 million in the same period of 1999. Significant decreases in operating expenses and loan loss expenses combined with an increase in revenue due to the Company's focus on higher margin loan products contributed to this decrease.

GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES

    The company recorded $42,000 loss on the sale of available for sale marketable securities for the quarter ended September 30, 2000 compared to $0 for the quarter ended September 30, 1999. The company acquired these marketable securities in October of 1999, therefore, marketable securities transactions did not occur in the prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1999

REVENUES AND LOAN VOLUMES

    The total volume of loans funded by FiNet's production units for the first nine months is as follows (in thousands):

                                                           NINE MONTHS ENDED
                                                      ---------------------------
                                                      SEPTEMBER 30   SEPTEMBER 30
                                                          2000           1999
                                                      ------------   ------------
Business-to-Business................................    $579,831       $400,461
Consumer-Direct.....................................     103,494        174,939
                                                        --------       --------
    Total Closed Loan Volume........................    $683,325       $575,400
                                                        ========       ========

    In the first nine months of year 2000, closed loan volume increased 18.8% to $683.3 million, from $575.4 million for the same period of 1999. Revenues decreased 10.2%, to $6.0 million in the 2000 period, from $6.7 million in the 1999 period.

    Revenues decreased due to the impact of the discontinued units' revenue in 1999 that did not occur in 2000. We expect to increase revenues through the planned expansion of the Company's wholesale sales force and increased emphasis on the Business-to-Business segment of FiNet's operations. There can be no assurance that such increased revenues will be achieved. The Company's quarterly revenues and operating results are likely to continue to vary significantly.

COST OF REVENUES AND GROSS PROFIT

    In the first three quarters of 2000, cost of revenues decreased 46.3% to $8.2 million from $15.2 million for the same period of 1999. The decrease is due primarily to a significant decrease in loan loss expenses recorded by the discontinued units during the first quarter of 1999 as well as a decrease at the continuing units totaling $6.0 million, a decrease in expenses associated with servicing portfolio valuation adjustments of $681,000 and decreases in other costs associated with the discontinued units.

    In the first three quarters of 2000, interest expense on the warehouse line of credit borrowings increased 104.1% to $3.1 million from $1.5 million for the same period of 1999. Higher loan volume in the 2000 period resulted in increased interest expense on the additional warehouse facility borrowing incurred to accommodate the loan volume. In addition, during a portion of the nine months ended September 30, 2000 the Company incurred significantly higher interest rates associated with the Company's difficulty in selling certain loans on the secondary market resulting in a significantly higher warehouse facility balance.

GENERAL AND ADMINISTRATIVE

    In the first three quarters of 2000, personnel and other general and administrative costs of our continuing businesses decreased 16.6% to $13.5 million from $16.2 million for the same period of 1999. This improvement, primarily due to discontinuing the units of Coastal and Mical in 1999 was partially offset by increased costs of professional services.

MARKETING AND ADVERTISING

    In the first three quarters of 2000, marketing and advertising expense fell 62.0% to $1.7 million from $4.4 million in the same period of 1999. The 1999 expense includes costs associated with a Consumer-Direct marketing campaign that began in the second quarter of that year. In 2000, the Company changed its focus to the Business-to-Business segment, decreased marketing expenses significantly resulting in lower marketing and advertising expenses. The Company expects to stabilize its marketing spending for the remainder of 2000.

SPECIAL ITEMS

    During the quarter ended March 31, 2000, FiNet recorded a $1,299,000 expense for the purchase of certain loan origination and tracking software and systems that were subsequently determined to not meet the needs of the Company. During the second quarter of 2000, the Company recovered $335,000 of this amount from the vendor, resulting in a net expense of $964,000 for the nine months ended September 30, 2000.

    Special charges recorded during the nine months ended September 30, 1999 relate to the Coastal and Mical business unit closures and to the write-off of capitalized costs of software that would no longer be used in the Company's continuing business strategy. In connection with Mical's closure, the Company assessed the remaining goodwill balance relating to the acquisition of that unit and determined that the amount was not recoverable from future cash flows.

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

LOSS FROM OPERATIONS

    In the first three quarters of 2000, loss from operations decreased to 44.8% to $19.9 million from $36.1 million for the same period of 1999. Significant decreases in operating expenses and loan loss expenses more than offset the decrease in revenue associated with discontinued business units.

GAIN ON SALE OF MARKETABLE SECURITIES

    The Company recorded an $824,000 gain on the sale of available for sale marketable securities for the nine months ended September 30, 2000 compared to $0 for the nine months ended September 30, 1999. The Company acquired these marketable securities in October of 1999, therefore, marketable securities transactions did not occur in the prior period. All marketable securities were sold during the nine months ended September 30, 2000.

FINANCIAL CONDITION

    FiNet's stockholders' equity decreased $19.0 million to $11.4 million at September 30, 2000 from $30.4 million at December 31, 1999 primarily due to the Company's operating losses incurred in 2000 and due to a decrease in Other Comprehensive Income due to the recognition of gains on the sale of available-for-sale marketable equity securities.

    Cash decreased to $5.0 million at September 30, 2000 from $18.6 million at December 31, 1999. Cash was used for general operations and for working capital needs such as funding mortgages. During year 2000 cash was generated from the collection of the proceeds on the sale of the Company's servicing portfolio, and, to a lesser extent, from sales of marketable equity securities.

    At December 31, 1999 the Company had restricted cash of $10,403,000 relating to amounts received for settlements on sales of mortgage loans that had not yet been applied to reduce the warehouse line of credit. This amount was used to pay down the warehouse line in early 2000.

    During year 2000, the Company sold all of the marketable securities held at December 31, 1999.

    Warehouse borrowings increased slightly, from $80.5 million at December 31, 1999 to $81.0 million at September 30, 2000. Loans Held for Sale inventory increased, to $84.9 million at September 30, 2000 from $78.7 million at year-end 1999.

    Improving results of operations and financial condition depends on the Company's ability to significantly increase loan origination volumes, to achieve highly efficient operations, to manage warehouse and operating expenses in proportion to loan volume and to increase the percentage of higher margin loan products. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurance that the Company's financial condition or results of operations will improve.

LIQUIDITY AND CAPITAL RESOURCES

    The nature of the mortgage lending business requires FiNet to advance cash on a daily basis to fund newly originated loans. These funds are provided through conventional mortgage warehouse lines of credit, "purchase/repurchase" arrangements, or the use of existing cash balances. Additional cash resources, obtained primarily through the private placement of the Company's common stock, are used to satisfy its obligations to lenders, to fund ongoing expenses such as administration and marketing, to invest in product development and to expand the business geographically. Current operations are not generating sufficient cash to meet operating requirements.

    At December 31, 1999 the Company had restricted cash of $10,403,000 relating to amounts received for settlements on sales of mortgage loans that had not yet been applied to reduce the warehouse line of credit. This amount was used to pay down the warehouse line in early 2000.

    Operating activities, including general operating expenditures, repayment of warehouse borrowings and funding new loans, used cash of $15.5 million during the first three quarters of 2000. The Company has also used cash to fund originated loans.

    The Company's investing activities included expenditures of $1.0 million for furniture, fixtures and equipment, and the collection of $0.4 million for servicing rights that were sold in 1999. The Company does not expect capital spending to increase significantly in the coming quarters. In addition the Company generated $1.8 million in cash from the sale of marketable equity securities during 2000.

    The Company expects that in the future it will need to arrange for additional sources of capital through additional warehouse facilities and/or through the issuance of debt or equity securities. The Company currently has no commitments for additional financings, and cannot be certain that it will be able to obtain such additional financing at the times required and on terms and conditions acceptable to it. In such event, the Company's growth could slow and operations could be adversely affected.

POTENTIAL FOR NASDAQ DELISTING

    On August 30, 2000, the Company was notified by NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the NASDAQ SmallCap Market as set forth in Marketplace Rule 4310 (c)(4) (the "Rule"). The Company was provided 90 calendar days, or until November 28, 2000, to maintain its stock at a price of at least $1.00 for a minimum of 10 consecutive trading days or the Company's common stock will be delisted at the opening of business on November 30, 2000. Delisting from the NASDAQ and inclusion of the Company's common stock on the OTC Bulleting Board or other similar quotation system could adversely affect the liquidity and price of its stocks. The Company can give no assurances that it will regain compliance with the Rule and continue to be listed on the NASDAQ SmallCap Market.

SUBSEQUENT EVENTS

    On November 1, 2000, Patrick Mackin was named Executive Vice President and Chief Financial Officer of the Company.

    On October 13, 2000, the Company entered into a Common Stock Purchase Agreement with various investors (the "Private Placement"). Pursuant to the Private Placement, the Company sold 18.5 million shares of common stock and received proceeds of $7.4 million. In connection with the agreement, the Company, subject to the approval of its shareholders, also agreed to issue to certain financial advisors, as compensation for services in connection with the Private Placement, warrants to purchase 6,000,000 shares of the Company's common stock. The warrants have a five year term and are exercisable at a price of $0.75 per share. The warrants issued in connection with the Private Placement reflected a fair market value of approximately $2.2 million based on a Black-Scholes warrant pricing model valuation.

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

    FiNet attempts to make forward commitments to hedge substantially all of its estimated interest rate risk on the loans. We had mandatory and optional forward commitments at September 30, 2000 and December 31, 1999 aggregating $128,085,350 and $110,223,000 respectively. At September 30, 2000 and December 31, 1999, these commitments covered the market risk associated with mortgages held for sale to investors of $84,996,000 and $78,691,000 respectively, and loans for which interest rates were committed at September 30, 2000 and December 31, 1999 of $43,693,577 and $36,458,000 respectively. We attempt to limit our credit exposure on forward sales arrangements by entering into these arrangements with institutions that we believe are sound credit risks and by limiting exposure to any single institution.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Information required by this Item is incorporated by reference from Part I,
Item I, Notes to Consolidated Condensed Financial Statements, Note 4 Commitments and Contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

            10.1            Fourth Amendment to First Amended and Restated Warehousing
                            Credit and Security Agreement, dated July 14, 2000 between
                            Monument Mortgage, Inc., and Residential Funding
                            Corporation.

            10.2            Fifth Amendment to First Amended and Restated Warehousing
                            Credit and Security Agreement, dated August 22, 2000 between
                            Monument Mortgage, Inc., and Residential Funding
                            Corporation.

            10.3            Sixth Amendment to First Amended and Restated Warehousing
                            Credit and Security Agreement, dated October 12, 2000
                            between Monument Mortgage, Inc., and Residential Funding
                            Corporation.

            10.4            Master Loan Participation and Custodian Agreement, dated
                            July 10, 2000 between Monument Mortgage, Inc., and Gateway
                            Bank, F.S.B.

            10.5            Guaranty of Payment and Performance and Contract of
                            Affirmative Covenants, dated July 10, 2000 between Monument
                            Mortgage, Inc., and Gateway Bank, F.S.B.

            10.6            Employment and Compensation Agreement between the registrant and Patrick J. Mackin, dated November 1, 2000.

            27.1            Financial Data Schedule

(b) Reports on Form 8-K:

    On October 13, 2000, the Company filed a Form 8-K to report it had entered into a Common Stock Purchase Agreement with private investors.

                                   SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FINET.COM, INC.

                                                                         /s/ RICK COSSANO
                                                            -----------------------------------------
                                                                           Rick Cossano
                                                              (CHIEF EXECUTIVE OFFICER & PRESIDENT)
Date: November 14, 2000

                                                                      /S/ PATRICK J. MACKIN
                                                            -----------------------------------------
                                                                        Patrick J. Mackin
                                                                (EXECUTIVE VICE PRESIDENT & CHIEF
                                                                        FINANCIAL OFFICER)
DATE: NOVEMBER 14, 2000