Form 10-K
period 2000-12-31
FINET COM INC
filed 2001-04-02
CIK 852450

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended: December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from     to


                         Commission file number: 0-18108

                                 FiNet.com, Inc.
             (Exact name of registrant as specified in its charter)


                        Delaware                          94-3115180
            (State or other jurisdiction of              (IRS Employer
             incorporation or organization)            Identification No.)


                2527 Camino Ramon Suite 200, San Ramon, CA 94583
                    (Address of Principal Executive Offices)
                                 (925) 242-5800
              (Registrant's Telephone Number, Including Area Code)

          Securities registered under Section 12(b) of the Exchange Act: NONE

          Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.01 PAR VALUE-PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2001, 9,500,803 shares of the registrant's common stock were issued and outstanding.

     At that date, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $9,055,215, based on the closing price of the registrant's common stock as reported on the Nasdaq SmallCap Market on that date.

     Documents incorporated by reference: Items 10 (as to directors), 11, 12, and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 annual meeting of stockholders, which is expected to be held on May 21, 2001.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1    Business........................................................... 3

Item 2    Properties......................................................... 17

Item 3    Legal Proceedings.................................................. 18

Item 4    Submission of Matters to a Vote of Security Holders................ 18


                                     PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................ 19

Item 6    Selected Financial Data............................................ 20

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 20

Item 7A   Quantitative and Qualitative Disclosures About Market Risk......... 34

Item 8    Financial Statements and Supplementary Data........................ 35

Item 9    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................... 66


                                    PART III

Item 10   Directors and Executive Officers of the Registrant................. 67

Item 11   Executive Compensation............................................. 67

Item 12   Security Ownership of Certain Beneficial Owners and Management..... 67

Item 13   Certain Relationships and Related Transactions..................... 67


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 68

                                     PART I

ITEM 1. BUSINESS

FiNet.com, Inc.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects,"
"anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal," or other variations of these terms or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Our Future Results" and elsewhere in, or incorporated by reference into, this report.

     "FiNet.com," "FiNet," "Funding the American Dream," and "America's Home Finance Network" are trademarks of FiNet. This report also contains trademarks, trade names and service marks of other companies.

CORPORATE HISTORY AND NEW MANAGEMENT

Corporate History

     FiNet.com, Inc. was incorporated in Delaware in 1989 to pursue a line of business unrelated to its current business. In 1990, FiNet acquired FiNet Corporation, a private technology-oriented mortgage broker and discontinued its unrelated lines of business. In December 1996, FiNet acquired Monument Mortgage, Inc., a technology-oriented private mortgage banking company, and since then, FiNet has made several additional acquisitions to expand its technology and broaden its services. In April 1998, FiNet acquired Coastal Federal Mortgage Company, a sub-prime mortgage banker with lending offices in New Jersey, Pennsylvania and Florida, and, in May 1998, FiNet acquired Mical Mortgage, Inc., a mortgage banker with offices in San Diego and Las Vegas that specialized in the origination of loans backed by the Federal Housing Administration or the Veterans Administration. As a result of operational and loan underwriting problems discovered after these acquisitions, FiNet closed the Coastal and Mical business units in April 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Our Future Performance". FiNet may incur additional losses from the discontinued businesses of Coastal and Mical.

     On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations are currently used in the consumer-direct segment of Monument Mortgage. All mortgage business operations are performed by Monument Mortgage. The operations of FiNet's other wholly owned subsidiaries have been discontinued.

New Management

     On February 1, 2000, Rick Cossano became the President and Chief Executive Officer of FiNet. In addition, personnel in other executive and management positions have been replaced with people experienced in business-to-business mortgage sales and secondary marketing. FiNet's new management team is focused on the goal of improving profits by significantly growing revenues and streamlining costs. FiNet intends to grow revenues by increasing the Monument Mortgage sales force nationwide, by offering Monument Mortgage products with higher margins than traditional products and by leveraging its technology to provide FiNet's strategic partners with an alternative source for loan origination and production.

DESCRIPTION OF BUSINESS

     FiNet, through its wholly owned subsidiary Monument Mortgage, provides both traditional and on-line mortgage services to brokers and consumers. Business-to-business services are provided to brokers and marketed through both traditional means and through strategic partners. Consumer direct services are marketed through both the internet and various traditional advertising mediums. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

     Monument Mortgage is a full service, on-line mortgage banker that offers an easy-to-use, one-stop mortgage source for consumers and brokers. Monument Mortgage operates one of the first sites on the Internet enabling brokers to electronically search, analyze and select from a wide variety of mortgage loan products and rates. Through Monument Mortgage's on-line and e-commerce technologies and loan process management tools, brokers are able to compete more effectively with on-line and other national lenders and brokers, allowing their customers to make better informed borrowing decisions.

     Monument Mortgage generates revenues by providing services to two primary customer groups: brokers and consumers.

     Monument  Mortgage  continually  increases its brand awareness with brokers by:

     o leveraging a strong sales force that markets the business-to-business services through personal contact with brokers, with an emphasis on their adoption of on-line technologies;

     o introducing new web-based services that empower brokers to work more efficiently;

     o teaming up with industry-leading partners that have an established reputation throughout the broker community; and

     o employing traditional marketing strategies, including participation in trade shows and conferences, advertising in industry publications and flyers, and participation in broker loyalty programs.

     The business-to-business channel offers brokers the opportunity to use our on-line technology and automated underwriting systems to expand and improve service to consumers. These services empower brokers to successfully compete with on-line mortgage originators, while maintaining the flexibility to control their own businesses. As a full service mortgage banker, Monument Mortgage funds broker-originated loans, which are then sold to institutional investors in the secondary mortgage market.

     The business-to-consumer channel offers consumers a choice between using web-based automated services and/or personalized assistance, at any time during the loan process.

     During the year ended December 31, 2000, Monument Mortgage originated and/or funded $765.1 million in loans. Revenues are primarily earned from the sale of loans and related servicing rights in the secondary market, and from interest on loans held pending sale.

     Monument Mortgage offers a full range of loan products, including fixed and adjustable rate, first and second mortgage loans with a variety of maturities, conforming loans (mortgages that meet the purchase standards of the Federal National Mortgage Association, commonly known as "Fannie Mae", or the Federal
Home Loan Mortgage Corporation, commonly known as "Freddie Mac"), jumbo loans (mortgages that meet those standards except they exceed the maximum conforming loan amount), home equity lines of credit, and loans to borrowers who do not meet one or more of the other credit or documentation standards of the government-sponsored mortgage programs.

The United States Mortgage Market

     The United States residential mortgage market decreased slightly in the year 2000, but is forecast to increase substantially in 2001. According to the Mortgage Bankers Association of America, loan origination volume declined to $1.0 trillion in 2000, down from $1.3 trillion in 1999. The February 2001 Mortgage Finance Forecast from the Mortgage Bankers Association of America shows loan origination volume projections of $1.4 trillion for the year 2001. Although existing and new home sales are expected to remain steady and consistent with previous years, home prices are expected to increase an average of 4.6% over last year's actual prices. FiNet is positioned to capitalize on the potential for increased revenues based upon this opportunity.

     Typically, the traditional mortgage loan process involves the following steps:

     o    meeting  with  lender  or  broker  to  complete   the  lengthy   paper
          application;

     o    gathering extensive supporting documentation for the application;

     o    entering  the  application   information/data  into  the  broker's  or
          lender's processing system;

     o ordering appraisals, title and credit reports and verifying deposit and other factual matters;

     o submitting the paper loan file to an underwriter to determine loan eligibility;

     o    receiving conditions to approval of the loan by the underwriter;

     o    collecting additional information and complying with the conditions;

     o    resubmitting the revised paper file for approval;

     o    preparing loan documents and closing instructions;

     o    reviewing and approving the loan for funding; and

     o    closing the transaction.

     This paper-intensive process generally takes at least three to four weeks to complete.

Consumers

     The traditional mortgage loan origination and closing process described above is complex, time-consuming, paper-intensive and costly. This process may cause many consumers to feel:

     o uncertain that lenders and brokers are providing unbiased advice and recommending the most suitable mortgage products;

     o    skeptical that rates initially quoted will ultimately be available;

     o    intimidated by the number and variety of mortgage products available;

     o pressured to commit to a particular mortgage product before they have researched and compared alternative products to their satisfaction;

     o aggravated by the amount and types of loan fees they are required to pay; and

     o frustrated by the substantial time and effort that it takes to complete a mortgage loan.

Mortgage Broker Industry

     The mortgage broker industry is highly fragmented. Typically, mortgage brokers are small, local enterprises that lack the financial resources and technological capabilities to compete with financially stronger and better organized lenders. In particular, brokers generally lack access to technology necessary to quickly determine borrower eligibility and to automatically search and analyze available mortgage products for their customers. FiNet believes that nationwide lenders are unable to meet the needs of consumers, thus brokers continue as an integral and important part of the lending process in the immediate future. As technological advances make it easier for lenders to effectively interact with consumers, we expect that brokers will be required to find new ways to compete more effectively.

On-line Mortgage Origination

     On-line and e-commerce technologies facilitate the automated origination of loans electronically, helping to eliminate inefficiencies in the process and providing easy access to information for brokers and consumers. FiNet believes that the on-going development of technology for the on-line mortgage industry, resulting in the savings of both money and time to consumers, will encourage the continued growth of our industry.

Seasonality

     The mortgage industry typically experiences seasonal fluctuations primarily due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October.

     Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.

THE FINET SOLUTION

     FiNet is a front-runner in offering on-line mortgage services to consumers and brokers. FiNet believes that by using e-commerce technologies to streamline and automate the residential mortgage loan process we can help consumers and brokers save time and money, and improve access to mortgage credit. FiNet also believes that we can help brokers expand their business and withstand the competitive threat posed by on-line lenders.

     The  FiNet   solution   provides  the  following  key   advantages  in  the
business-to-business channel:

     o Empowering brokers with technology. By supplying brokers with e-commerce technologies and loan processing management tools, Monument Mortgage reduces the cost of the broker's mortgage originations. FiNet believes that internet-based tools can empower traditional brokers to compete more effectively in their local markets against on-line mortgage originators and large retail lenders. Monument Mortgage enables brokers to provide the benefits of automated, on-line mortgage services to consumers while maintaining personal contact and thereby controlling the relationship.

     o Offering brokers choice and assistance. As a full-service mortgage banker, Monument Mortgage provides its brokers the ability to submit a loan either electronically or in the traditional paper format. Through Monument Mortgage, brokers have access to numerous e-commerce tools used for product selection, pricing and loan processing. FiNet believes that automated underwriting services significantly reduce the time and cost associated with a consumer's credit approval, thereby providing value to brokers.

     o Variety of mortgage products. Monument Mortgage continuously reviews and updates its portfolio of mortgage products, and available rates and terms, to offer a wide variety of loan programs, thereby ensuring a broker's competitive advantage in the industry.

     The  FiNet   solution   provides  the  following  key   advantages  in  the
business-to-consumer channel:

     o Convenience and service. Monument Mortgage's borrower direct web-based services allow consumers to easily and efficiently search, analyze and compare mortgage products and rates, and make loan decisions based on their personal financial situation and needs. An easy to use on-line loan application leads the consumer through a series of simple questions in order to gather the information necessary to qualify for a mortgage. In addition, consumers are able to choose either an automated process to complete their mortgage transaction or, at any point, choose to receive the personalized assistance of a mortgage professional.

     o Wide choice of mortgage loans. Monument Mortgage continuously reviews and updates its portfolio of mortgage products, and available rates and terms, to offer a wide variety of loan programs, thereby ensuring a competitive loan to the consumer.

PRODUCTS AND SERVICES

     FiNet's business strategy encompasses the delivery of automated on-line services to both consumers and brokers. Monument Mortgage's on-line services offer distinct advantages over the traditional loan process, which is paper-intensive, slow and cumbersome.

The FiNet.com Website: Services to Consumers

     Through the FiNet.com website, consumers can fill out an on-line loan application and request an automated underwriting analysis of their application. The process requires the consumer to complete an application that consists of only 32 fields, in contrast to the extensive, multi-page traditional paper mortgage application. Monument Mortgage then electronically obtains a credit report on the borrower, combines and reformats the credit and application information and submits the information to an automated underwriting system for a comprehensive credit analysis. If the system returns an "approved" status, the consumer can be confident that a lender will make the consumer a mortgage loan on the terms submitted, subject to verification of the information provided by the consumer.

     Monument Mortgage accesses multiple automated underwriting systems including Fannie Mae (Desktop Underwriter), Freddie Mac (Loan Prospector), and GMAC/RFC (AssetWise) to increase the number of approvals through a variety of loan programs -- including jumbo loans which exceed the Fannie Mae/Freddie Mac limit, and Alternative A and sub-prime loans for consumers with credit histories which are outside the Fannie Mae and/or Freddie Mac lending guidelines. FiNet believes that approximately 80% of consumers seeking loans are eligible to get their applications approved through Monument Mortgage's underwriting process.

     From the website, consumers always have the option to exit the automated process and continue to complete the loan application flow with the personal assistance of a mortgage professional, making the request for contact instantly through a button on the site.

Monument Mortgage: Services to Brokers

     Although mortgage brokers are familiar with the lending process, they must still contend with many time consuming and paper intensive tasks. To assist the broker, Monument Mortgage provides access to its automated, on-line mortgage approval process via a variety of channels. A broker can utilize these services either electronically through Monument Mortgage's desktop loan origination software, or through the submission of a traditional loan file. In either case, automated technology is used to process the loan application quickly and efficiently. Monument Mortgage also offers an on-line system that enables the broker to monitor in real time the status of loans submitted.

TECHNOLOGY

     FiNet's technology infrastructure is based on the combination of its proprietary systems along with commercially licensed applications, such as:

     o Sollen Technologies' rate engine for pricing and product eligibility determination;

     o Calyx Software's POINT Transaction Server to automate the loan processing system for brokers;

     o DEL MAR Database's WebTrac module, which allows brokers real-time loan pipeline management via the internet;

     o Mortgage Capital Management, Inc. and Telerate for interest rate risk management; and

     o    GMAC/RFC's RFConnects for warehouse line management.

Software and Systems

     Through FiNet's proprietary web-based technology, consumer and wholesale customers are empowered to interact with Monument Mortgage's back-end processing systems.

     Monument Mortgage uses commercially licensed software to:

     o provide fully-adjusted pricing based on the loan parameters and features selected;

     o    perform a variety of mortgage-related computations;

     o    provide  automated  tracking status of all loans submitted by brokers;
          and

     o    empower a broker to electronically "lock-in" a loan rate and fee;

Server Hosting and Back-Up

     FiNet's website systems are housed at FiNet's facilities in San Ramon, California, where FiNet has redundant power back-up and communication lines. FiNet's routers are configured for load balancing and fault tolerance. FiNet has a strict maintenance schedule for its hardware and can perform scheduled maintenance without disrupting service.

MARKETING

     FiNet intends to selectively pursue strategic business partnerships in order to leverage its current market position, increase its on-line visibility, and accelerate distribution of its services. Monument Mortgage operates primarily in the business-to-business channel by providing increased services to mortgage brokers and other businesses. During the past year Monument Mortgage successfully shifted its focus to the business-to-business channel and significantly decreased advertising costs for brand name promotion, which was associated with the consumer-direct-channel. However, Monument Mortgage continues to incur the costs of expanding its sales force consistent with supporting a business-to-business infrastructure.

Business-to-Business Channel

     Monument Mortgage increases its brand awareness with brokers by:

     o building a strong sales force that markets its services by personal contact and assists mortgage brokers in adopting on-line technologies;

     o partnering with established loan origination channels used by brokers, such as Calyx Software;

     o    introducing new web-based services; and

     o employing traditional marketing strategies, including participation in trade shows and conferences, advertising in industry publications and flyers, and participation in broker loyalty programs.

Consumer-Direct Channel

     Monument Mortgage has realigned its consumer-direct channel strategy by focusing on 100% brokered loans generated through the Internet and through newspaper advertisements. Origination volume has continued to grow despite a significant reduction in marketing expenses achieved through the cancellation of multiple marketing arrangements with websites.

MORTGAGE OPERATIONS

     Monument Mortgage is licensed to originate and fund mortgages in 50 states and in the District of Columbia. During fiscal year 2000, the proportion of funded loans outside of California increased 15% as a result of the expansion of Monument Mortgage's nationwide sales force.

LOAN PRODUCT TYPES

     The following is a description of the types of mortgage loans currently offered by Monument Mortgage.

Conforming Mortgage Loans

     Conforming mortgage loans comply with the underwriting guidelines established by one of the government sponsored mortgage entities, Fannie Mae or Freddie Mac. Monument Mortgage sells these loans on the secondary market to Fannie Mae, Freddie Mac, and/or investors, such as Wells Fargo and Countrywide.

Jumbo Mortgage Loans

     Jumbo mortgage loans do not comply with the underwriting guidelines of conforming loans because the loan size exceeds the maximum amount allowable (currently $275,000 for single-family homes). Monument Mortgage sells jumbo loans to investors such as Washington Mutual Bank, Credit Suisse First Boston, and GMAC/RFC.

Alternative A Mortgage Loans

     Alternative A loans fail to satisfy one or more elements of the jumbo or conventional underwriting guidelines, such as documentation requirements, employment history, income verification, loan-to-value ratios, credit history, qualifying ratios and/or borrower net worth. Monument Mortgage sells Alternative A loans to investors such as Credit Suisse First Boston and GMAC/RFC.

Home Equity Loans

     Home equity loans take the form of a line of credit, are designed primarily for high-credit quality borrowers, and are underwritten according to the guidelines of the investor to which the loans will be sold. Home equity lines generally provide for either a 5-year or 15-year draw period, during which the borrower may make cash withdrawals, and a 10-year repayment period during which the amount outstanding at the end of the draw period is amortized. Only interest payments are made during the draw period. Home equity lines are frequently originated in conjunction with a first-lien mortgage loan. Monument Mortgage sells home equity loans to investors such as GMAC/RFC.

Second Mortgage Loans

     Second mortgage loans are "closed-end" loans, designed primarily for high-credit quality borrowers, and are underwritten according to the guidelines of the investor to which the loans will be sold. Second mortgage loans are "closed-end," meaning they are fixed in amount at the time of origination and typically amortize over the term of the loan or have a balloon payment. Second mortgage loans are frequently originated in conjunction with a first-lien mortgage loan. Monument Mortgage sells second mortgage loans to investors such as GMAC/RFC, Credit Suisse First Boston, and Countrywide

Sub-Prime Mortgage Loans

     Sub-Prime mortgage loans are designed for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios. Such loans may also fail to satisfy the underwriting guidelines of the government sponsored entities in other ways. Monument Mortgage's loans are categorized based upon the borrower's credit profile as "A-" or "B," or loans that are generally considered "non-prime" in the secondary mortgage market. Monument Mortgage does not originate loans categorized as "C" or "D" loans. Monument Mortgage sells Sub-Prime loans to investors such as GMAC/RFC, and Credit Suisse First Boston.

LOAN ORIGINATION

     The following table summarizes originations by category of loan type in the periods indicated for FiNet's ongoing businesses:

                                              Years Ended December 31                  Years Ended April 30
                                         ---------------------------------        -------------------------------
                                              2000               1999                  1999             1998
                                         --------------     --------------        --------------   --------------
Conforming Mortgage Loans
Number of loans                                3,710              3,022                 4,660           2,530
Volume (in millions of dollars)               $518.7             $451.6                $705.6          $359.6
% of category volume we funded                   100 %              100 %                  84 %           100 %
% of total loan volume                            68 %               77 %                  75 %            70 %

Jumbo Mortgage Loans
Number of loans                                  283                281                   415             164
Volume (in millions of dollars)               $109.0              $95.8                $148.7           $52.7
% of category volume we funded                   100 %              100 %                  51 %           100 %
% of total loan volume                            14 %               16 %                  16 %            10 %

Alternative A Mortgage Loans
Number of loans                                  531                144                   279             340
Volume (in millions of dollars)               $114.3              $28.8                 $55.0           $69.2
% of category volume we funded                   100 %              100 %                 100 %           100 %
% of total loan volume                            15 %                5 %                   6 %            13 %

Home Equity Mortgage Loans
Number of loans                                  300                241                   311             412
Volume (in millions of dollars)                $18.2              $10.9                 $11.8           $15.3
% of category volume we funded                   100 %              100 %                 100 %           100 %
% of total loan volume                             2 %                2 %                   1 %             3 %

Sub-Prime Mortgage Loans
Number of loans                                   39                  6                   104             128
Volume (in millions of dollars)                 $4.6               $0.9                 $17.2           $19.3
% of category volume we funded                   100 %              100 %                 100 %           100 %
% of total loan volume                             1 %                * %                   2 %             4 %

FHA/VA
Number of loans                                    3                  6                     4               2
Volume (in millions of dollars)                 $0.3               $0.7                  $0.5            $0.3
% of category volume we funded                   100 %              100 %                 100 %           100 %
% of total loan volume                             *                  *                     *               *

----------
*    Less than one percent

     The following table summarizes originations by category of loan type in the periods indicated for FiNet's discontinued businesses:

                                                 Years Ended December 31           Years Ended April 30
                                                 -----------------------           ---------------------
                                                    2000         1999                1999         1998
                                                 ---------     ---------           --------     --------
Conforming Mortgage Loans
Number of loans                                      --            --                 551          --
Volume (in millions of dollars)                      --            --              $ 63.5          --
% of category volume we funded                       --            --                 100 %        --
% of total loan volume                               --            --                16.0 %        --

Sub-Prime Mortgage Loans
Number of loans                                      --            --                 801         1,335
Volume (in millions of dollars)                      --            --              $ 64.7        $ 93.4
% of category volume we funded                       --            --                 100 %         100 %
% of total loan volume                               --            --                  17 %         100 %

FHA/VA
Number of loans                                      --            --               2,702          --
Volume (in millions of dollars)                      --            --              $260.1          --
% of category volume we funded                       --            --                 100 %        --
% of total loan volume                               --            --                  67 %        --


     The following table summarizes originations by purpose in the periods indicated for FiNet's ongoing businesses:

                                                  Years Ended December 31                 Years Ended April 30
                                                 --------------------------             -------------------------
                                                    2000             1999                  1999            1998
                                                 ---------        ---------             ---------       ---------
Purchase
Number of loans                                    2,817            1,769                 1,405           1,080
Volume (in millions of dollars)                   $462.2           $293.0                $233.2          $167.7
% of category volume we funded                       100 %            100 %                  90 %           100 %
% of total loan volume                                61 %             50 %                  25 %            32 %

Refinancing
Number of loans                                    1,762            1,686                 4,018           2,010
Volume (in millions of dollars)                   $285.9           $283.3                $691.6          $330.4
% of category volume we funded                       100 %            100 %                  76 %           100 %
% of total loan volume                                37 %             48 %                  74 %            64 %

Home Equity Mortgage Loans
Number of loans                                      287              245                   380             486
Volume (in millions of dollars)                    $17.0            $12.4                 $14.0           $18.3
% of category volume we funded                       100 %            100 %                  99 %           100 %
% of total loan volume                                 2 %              2 %                   1 %             4 %

         The following table summarizes originations by purpose for the periods indicated for FiNet's discontinued businesses:

                                                    Years Ended December 31         Years Ended April 30
                                                    -----------------------        -----------------------
                                                       2000          1999            1999           1998
                                                    ---------      --------        --------       --------
Purchase
Number of loans                                         --             --            1,725            463
Volume (in millions of dollars)                         --             --           $165.0         $ 27.1
% of total loan volume                                  --             --               42 %           29 %

Refinancing
Number of Loans                                         --             --            2,329            872
Volume (in millions of dollars)                         --             --           $223.3         $ 66.3
% of total loan volume                                  --             --               58 %           71 %

----------
*    Less than one percent


     The following table summarizes originations by business segments for the period indicated by FiNet's ongoing businesses:

                                                    Years Ended December 31         Years Ended April 30
                                                    -----------------------        -----------------------
                                                       2000          1999            1999           1998
                                                    ---------      --------        --------       --------
Consumer Channel
Volume (in millions of dollars)                       $122.4         $170.7         $265.3         $ 24.7
% of total loan volume                                    16 %           29 %           28 %            5 %

Business Channel
Volume (in millions of dollars)                       $642.7         $418.0         $673.5         $491.7
% of total loan volume                                    84 %           71 %           72 %           95 %

     The following table summarizes originations by business segment for the period indicated by FiNet's discontinued businesses.

                                                    Years Ended December 31         Years Ended April 30
                                                    -----------------------        -----------------------
                                                       2000          1999            1999           1998
                                                    ---------      --------        --------       --------
Consumer Channel
Volume (in millions of dollars)                         --             --           $ 49.8         $  9.1
% of total loan volume                                  --             --               13 %           10 %

Business Channel
Volume (in millions of dollars)                         --             --           $338.5         $ 84.3
% of total loan volume                                  --             --               87 %           90 %

GEOGRAPHIC CONCENTRATION

     The following table summarizes originations by state for the period indicated by FiNet's ongoing businesses:

                                                 Years Ended December 31                        Years Ended April 30
                                            --------------------------------              -------------------------------
                                               2000                  1999                    1999                  1998
                                            ----------            ----------              ----------           ----------
California
Number of loans                                 3,259                 3,197                   4,856                2,826
Volume (in millions of dollars)              $    563              $    525                $  820.7             $  428.1
% of total loan volume                             74 %                  89 %                    87 %                 83 %

Washington
Number of loans                                    58                    83                     211                   46
Volume (in millions of dollars)              $    7.6              $   11.9                $   26.1             $    5.9
% of total loan volume                              1 %                   2 %                     3 %                  1 %

Colorado
Number of loans                                   100                   107                     319                  231
Volume (in millions of dollars)              $   13.8              $   13.3                $   42.5             $   28.0
% of total loan volume                              2 %                   2 %                     5 %                  5 %

Oregon
Number of loans                                    93                    99                     139                  213
Volume (in millions of dollars)              $   12.0              $   12.8                $   18.1             $   23.3
% of total loan volume                              2 %                   2 %                     2 %                  5 %

Nevada
Number of loans                                    60                    16                      22                   83
Volume (in millions of dollars)                 $ 8.3              $    2.3                $    4.1             $   10.1
% of total loan volume                              1 %                   1 %                     *                    2 %

All Other States
Number of loans                                 1,296                   198                     256                  177
Volume (in millions of dollars)              $  160.4              $   23.4                $   27.3             $   21.0
% of total loan volume                             20 %                   4 %                     3 %                  4 %

----------
*    Less than one percent

     The following table summarizes originations by state for the period indicated by FiNet's discontinued businesses:

                                                Years Ended December 31                Years Ended April 30
                                                -----------------------             -------------------------
                                                  2000           1999                 1999             1998
                                                --------       --------             --------         --------
California
Number of loans                                    --             --                   1261              --
Volume (in millions of dollars)                    --             --                 $142.2              --
% of total loan volume                             --             --                     36 %            --

Georgia
Number of loans                                    --             --                    474              --
Volume (in millions of dollars)                    --             --                  $45.6              --
% of total loan volume                             --             --                     12 %            --

Florida
Number of loans                                    --             --                    388             210
Volume (in millions of dollars)                    --             --                  $33.8           $14.5
% of total loan volume                             --             --                      9 %            16 %

Nevada
Number of loans                                    --             --                    299              --
Volume (in millions of dollars)                    --             --                  $39.0              --
% of total loan volume                             --             --                     10 %            --

Pennsylvania
Number of loans                                    --             --                    228             360
Volume (in millions of dollars)                    --             --                  $14.5           $20.5
% of total loan volume                             --             --                    4.0 %          22.0 %

New Jersey
Number of loans                                    --             --                    145             275
Volume (in millions of dollars)                    --             --                  $13.0           $23.3
% of total loan volume                             --             --                      3 %            25 %

All Other States
Number of loans                                    --             --                  1,259             490
Volume (in millions of dollars)                    --             --                 $100.2           $35.1
% of total loan volume                             --             --                     26 %            37 %

UNDERWRITING

     Underwriting is the process of evaluating a loan application to determine the risk involved for the lender, an analysis of the borrower's creditworthiness, and the quality of the property itself. Because Monument Mortgage does not hold loans for investment, each loan is underwritten to guidelines provided by the investor expected to purchase the loan, thus increasing the probability that the investor will ultimately purchase the loan.

     Investors' underwriting guidelines generally include such items as the borrower's installment loan payments and credit history, employment history, capacity to pay, outstanding judgments, charge-offs, and any bankruptcy, repossession or foreclosures. Since loans are secured by a mortgage lien, an appraisal of the property securing the loan is also required.

     To maintain underwriting integrity, Monument Mortgage's loan production personnel, including originators and customer service representatives, are not permitted to underwrite loans. All Monument Mortgage underwriting reviews and decisions are executed by dedicated underwriters with no other involvement in the loan process.

     Additionally, Monument Mortgage often contracts underwriting services from leading mortgage insurance companies. The risks associated with a loan that is underwritten by a contracted underwriter are borne by the insurance company, thus reducing the risk to Monument Mortgage.

COMPLIANCE/QUALITY CONTROL

Compliance

     A compliance team monitors and manages Monument Mortgage's regulatory compliance and licensing, which includes developing loan documents for new products, ensuring proper disclosures throughout the loan process, and maintaining lending and broker licenses.

Quality Assurance

     o Prior to closing a loan, Monument Mortgage performs a complete audit to ensure that the loan meets the investor's guidelines.

Quality Control

     Quality control personnel review a sample of closed loans to verify compliance with legal documentation requirements, accuracy and potential fraud. Through these reviews, Monument Mortgage can evaluate and improve the overall quality of loan production. All potential problems are immediately identified and communicated to the compliance team and management.

     Additionally, Monument Mortgage utilizes the services of an independent quality control provider, who reviews a 10% random sampling of closed loans on a monthly basis. These reviews include:

     o    a credit underwriting review;

     o    a complete loan package re-verification;

     o    a loan program compliance review; and

     o    a federal regulatory compliance review.

Repurchases

     Agreements to sell loans to institutional lenders generally require Monument Mortgage to repurchase a loan if the representations regarding the loan are materially inaccurate. Such representations generally relate to the qualification of the borrower. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Our Future Performance - If Monument Mortgage has to repurchase loans originated for or sold to lenders, FiNet's operating results could be materially adversely affected."

FINANCING AND SALE OF LOANS AND SERVICING RIGHTS

Warehouse Financing

     As of December 31, 2000, Monument Mortgage had a secured $60 million revolving credit facility as well as two purchase/repurchase credit facilities to fund loan originations and finance originated loans until they are sold. In connection with the committed warehouse line of credit Monument Mortgage is required to comply with various operating and financial covenants including covenants relating to:

     o    minimum tangible net worth;

     o    maximum debt limits;

     o    debt to equity ratio;

     o    restrictions on certain transactions with affiliates, and

     o    permitted cumulative loss.

     As of December 31, 2000, certain covenants contained in Monument Mortgage's primary warehouse lending agreement were violated. On February 28, 2001, the lender waived these defaults, and reduced the credit facility to $25 million, and extended the expiration date to May 31, 2001. At December 31, 2000, the outstanding balance under this facility was $35.9 million.

Interest Rate Risk Management

     Between the time that the interest rate for a loan is locked with Monument Mortgage and the time that mortgage is sold on the secondary market, Monument Mortgage bears the market risk that rates may change. If interest rates rise while Monument Mortgage holds the loan, the market price declines which may result in a loss on the sale of that loan. Monument Mortgage's capital markets department attempts to mitigate interest rate risk by hedging with a combination of forward sales of mortgage-backed securities and whole-loans. Monument Mortgage attempts to hedge its entire estimated interest rate risks of prime loans, however it does not forward commit non-prime mortgages due to their lack of sensitivity to interest rate changes. Monument Mortgage believes that it has a cost-effective hedging program to provide a level of protection against changes in the market value of its loans held for sale, and we utilize the services of a nationally known risk management consultant, Mortgage Capital Management, to assist with Monument Mortgage's hedging analysis. Overall, although Monument Mortgage uses a complex hedging strategy, no forward selling model can completely insulate a company against losses due to interest rate changes.

Loan Sales

     Monument Mortgage customarily sells all loans it funds to a number of investors, including: government-sponsored mortgage entities, institutional investors, and national privately-sponsored mortgage conduits, and a primary component of the business strategy is to seek the most profitable execution when selling loans. Conforming loans are sold via the following channels:

     o Concurrent Transactions involve a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac with a concurrent sale of the servicing rights to an independent servicer.

     o Assignment of Trade Sales are sales of conforming loans to a third party along with an assignment of the associated mortgage backed security commitment/trade. The third party then exchanges the loans with Fannie Mae or Freddie Mac for mortgage backed securities issued by them, which are then delivered against the assigned trade.

     o Whole-Loan Sale individual loans are underwritten to the standards of and sold to a specific buyer on a forward commitment or over-the-counter basis. Jumbo and Alternative Mortgage loans are currently sold in whole-loan sales on a forward commitment basis.

     Non-prime loans, home equity lines and closed-end second mortgages are sold through whole-loan sales.

Sales of Servicing Rights

     When a loan is originated, a corresponding right to service the loan is created. Monument Mortgage's current strategy is to realize the value of this right by selling loans without retaining the right to service the loan or by selling the servicing rights separately from the loan. As a result, Monument Mortgage minimizes the risk associated with defaults and early prepayments of those loans. Monument Mortgage sold its loan servicing portfolio in August 1999, and has no plans for retaining servicing rights on loans it underwrites, funds and closes in the future.

Recourse

     By selling all the loans it closes, Monument Mortgage reduces its exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business. However, in connection with whole-loan sales and exchanges, Monument Mortgage represents and warrants to the buyers of the loans relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. In the event of a breach of these representations and warranties, Monument Mortgage may be required to repurchase these loans and indemnify the investors for damages caused by such breach. If a repurchase request is made, Monument Mortgage either remedies the deficiency, or refinances and sells the loan. In addition, in connection with some non-prime loan sales, Monument Mortgage may be required to return a portion of the premium received upon the sale of the loan if the loan is prepaid by the borrower within the first year after sale. By using automated underwriting systems and by implementing a stringent quality assurance program, the risks of loan rejection and repurchase are minimized. Monument Mortgage may be obligated to repurchase some loans funded by other companies acquired by FiNet. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Our Future Performance-If Monument Mortgage has to repurchase loans originated for or sold to investors, FiNet's operating results could be materially adversely affected."

MORTGAGE BANKING REGULATION

     Mortgage operations are subject to extensive regulation by federal and state authorities. For example, the United States Department of Housing and
Urban Development, or HUD, regulates certain aspects of the mortgage lending business, as do the Federal Reserve Board and the Federal Trade Commission. The Real Estate Settlement Procedures Act of 1974, or RESPA, and the Truth in Lending Act, require that certain disclosures, such as good faith estimates of settlement charges, a Truth-in-Lending Statement and a "HUD-1" settlement statement be provided to borrowers and that certain information, such as the HUD Settlement Costs booklet, also be provided to borrowers. The Federal Fair Housing Act and the Equal Credit Opportunity Act prohibit discrimination, and various state statutes prohibit unfair and deceptive trade practices, and impose disclosure and other requirements in connection with the mortgage loan origination process. If Monument Mortgage fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits and administrative enforcement actions.

     Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, the payment of reasonable compensation for the provision of goods, services and facilities is generally not prohibited.

     In California, regulation and licensing of mortgage brokers and lenders fall under the California Department of Real Estate and the California Department of Corporations. Other than banking industry employees and other persons who are exempt from the licensing requirements of the California Department of Real Estate and California Department of Corporations, individuals engaged directly in the origination of loans or the dissemination of certain information associated with the origination of loans, are required to be licensed by the California Department of Real Estate or the California Department of Corporations, or both. Monument Mortgage is also required to be licensed in other states in which it operates or has offices. Although Monument Mortgage has the licenses required in California and other states in which it operates or has offices, it cannot be sure that it will successfully comply with the many government regulations and licensing requirements to which it is subject. If Monument Mortgage fails to comply with these legal requirements, governmental enforcement actions could have a material adverse effect on Monument Mortgage's business, financial condition and results of operations and, consequently, on FiNet's business, financial condition and results of operations.

COMPETITION

     The e-commerce market is rapidly evolving, and competition in the electronic mortgage industry is continuing to intensify. Monument Mortgage differentiates itself from other mortgage lenders by providing an emphasis on ease of use - especially through electronic tools - while providing competitive prices. However, both existing and new mortgage companies can launch websites relatively inexpensively, and there are many lenders, in general, competing for residential mortgage business. Monument Mortgage currently competes in both of its business segments less with dot-coms companies, and more with traditional mortgage services businesses including:

     o    on-line  mortgage  brokers,  such  as  E-LOAN,  Lendingtree.com,   and
          LoanCity

     o    mortgage banking companies,  commercial banks,  savings  associations,
          credit  unions  and  other  financial   institutions  which  originate
          mortgage loans; and

     o    mortgage brokers.

     Many of Monument Mortgage's competitors, both lenders and brokers, may have a competitive advantage including:

     o    longer operating histories;

     o    greater name recognition and more extensive customer bases; and

     o    substantially  greater  financial,   marketing,  technical  and  other
          resources.

INTELLECTUAL PROPERTY

     Trademarks and other proprietary rights are important to FiNet's success and competitive position, and FiNet currently holds a number of trademarks, service marks, patents and copyrights. Although FiNet seeks to protect its trademarks and other proprietary rights through a variety of means, it may not have taken adequate steps to protect these rights. FiNet will continue to license content from third parties in the future, and it is possible that it could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against FiNet, regardless of their merit, could result in costly litigation and the diversion of financial resources and technical and management personnel. Further, if such claims are proved valid, through litigation or otherwise,

FiNet may be required to change its trademarks or other proprietary marks and pay financial damages, which could adversely affect its business.

     Both FiNet and Monument Mortgage enter into confidentiality or license agreements with new employees, consultants and corporate partners to control access to, and the distribution of, their technologies, documentation and other proprietary information. Despite the efforts of FiNet and Monument Mortgage to protect their proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use these proprietary rights. The steps taken may not prevent misappropriation of proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States.

EMPLOYEES

     As of March 15, 2001, FiNet had 84 full-time employees and 4 part-time employees. Of these employees, 20 employees comprise the consumer-direct division and 22 employees comprise the business-to-business division; 42 employees comprise marketing, technology, administration and support areas. None of our employees are represented by any union. Management believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding FiNet's executive officers as of March 15, 2001.

Name                          Age       Position
------------------------   ----------   ---------------------------------------
Rick Cossano                  45        President, Chief Executive Officer,
                                          Member of the Board of Directors
Patrick J. Mackin             52        Executive Vice President,
                                          Chief Financial Officer
Michael Quinn                 31        Senior Vice President, Capital Markets
Robert Katz                   35        Chief Technology Officer

     Rick Cossano has served as President, Chief Executive Officer and a member of the Board of Directors of FiNet since February 2000. Prior to joining FiNet, Mr. Cossano was the President and Chief Operating Officer of LandSafe Title, Inc. from 1996 to 2000 and the Executive Vice President of the Wholesale Lending Division and Consumer Markets Division for Countrywide Home Loans from 1987 to 1996.

     Patrick J. Mackin has served as Executive Vice President and Chief Financial Officer since November 2000. In March 2001, Mr. Mackin assumed responsibilities for the management of operations for business-to-business channel. Prior to joining FiNet, Mr. Mackin served as the Senior Vice President of The Money Store from August 1996 to August 2000.

     Robert Katz was promoted to Chief Technology Officer in October 2000 after serving as Director of Web Development since January 2000. Prior to joining FiNet, Mr. Katz served as a regional manager for a technology consulting company, The Trattner Network.

     Michael Quinn has served as Senior Vice President, Capital Markets since April 2000. Prior to joining FiNet, Mr. Quinn was Vice President of Secondary Markets for Commerce Security from January 1996 to March 2000.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     See note 15 in the Notes to FiNet's Consolidated Financial Statements for financial information concerning the two business segments operated by FiNet's wholly-owned subsidiary, Monument Mortgage: the business-to-business channel and the business-to-consumer channel.

ITEM 2. DESCRIPTION OF PROPERTIES

     FiNet's corporate headquarters and operations are located at 2527 Camino Ramon, Suite 200 in San Ramon, California. In addition to housing the administrative offices of FiNet, this facility also houses the business-to-business segment of Monument Mortgage. FiNet occupies approximately 39,335 square feet of space under its sublease.

     The consumer-direct segment of Monument Mortgage is housed in its east coast facility located in East Norriton, Pennsylvania. This facility occupies approximately 4,065 square feet of space and consists of three separate suites within the same office building. The leases for these suites expire between August 2002 and November 2002.

     FiNet believes that its facilities are adequate to support anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

     On January 14, 1998, prior to FiNet's acquisition of Mical, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the Court has not ruled on the matter. FiNet intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

     On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000 the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss or in the alternative to change venue to New York. At a hearing held on August 28, 2000, the California Court denied First City's motion to dismiss. First City answered the complaint and filed a "cross-complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). Subsequently, the California District Court on February 12, 2001 dismissed the Individual Defendants for lack of personal jurisdiction and ordered the remaining parties to mediation. A mediation conference is scheduled for April 26, 2001. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

     FiNet and certain subsidiaries are defendants in various other legal proceedings, which FiNet considers to be ordinary routine litigation incidental to FiNet's business. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect that the aggregate liability, if any, resulting therefrom, will have a material adverse effect on the consolidated financial position or results of operations of FiNet and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Currently FiNet's common stock is trading under the symbol "FNCM" on the Nasdaq SmallCap Market. Prior to June 1999, FiNet's common stock traded on the Nasdaq SmallCap Market under the symbol "FNHC." The following table sets forth the high and low bid prices of FiNet's common stock on the Nasdaq SmallCap Market for the periods indicated, as adjusted to give effect to a one-for-twelve reverse stock split of FiNet's common stock that became effective on February 20, 2001.

                                                          High           Low
                                                       ----------     ---------
Twelve Months ended December 31, 2000
Fourth quarter ................................        $     9.37     $    0.37
Third quarter .................................             13.13          5.25
Second quarter ................................             17.25          5.63
First quarter .................................             29.25         13.50

Twelve Months ended December 31, 1999
Fourth quarter ................................        $    42.75     $   12.37
Third quarter .................................             67.50         23.63
Second quarter ................................            219.00         43.50
First quarter .................................             61.13          9.75

     As of March 15, 2001, there were approximately 467 holders of record of our common stock. On March 15, 2000, the last reported bid price of our common stock on the Nasdaq Market was $0.9531. The closing bid price of our common stock on that date reflects the effects of a one-for twelve reverse stock split of FiNet's common stock that became effective on February 20, 2001.

DIVIDENDS

     FiNet has not paid, and does not currently intend to pay, cash dividends on its common stock. The current policy of the FiNet Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of FiNet's business. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, FiNet's earnings, capital requirements and financial position. In addition, FiNet's ability to pay dividends may be limited under future warehouse line of credit agreements, which restrict or prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     During fiscal year 2000, the registrant has issued the securities set forth below, which were not registered under the Securities Act of 1933. Except for sales pursuant to Regulation S, which were made in compliance with Regulation S, the sales of the following securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, amended, under
Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities described below acquired them for their own account and not with a view toward distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares may not be offered, sold or otherwise transferred other than pursuant to an effective registration statement under the Securities Act, or an exemption from such registration requirements.

     In October of 2000, FiNet issued 1,541,667 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $7,400,000, a portion of which was purchased by Banco Espirito Santo de Investimento, S.A, which along with its affiliates beneficially owns more than five percent of FiNet's Common Stock. In connection with the private placement, FiNet agreed to issue to certain financial advisors, as compensation for services rendered in the transaction 500,000 warrants to purchase common stock at an exercise price of $9.00 per share with a five (5) year term, subject to the satisfaction of certain conditions to issuance.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appear elsewhere in this Annual Report on Form 10-K. The following table provides selected historical consolidated financial information of FiNet. Consolidated financial statements of FiNet are as of the dates indicated and for the year ended December 31, 2000 and 1999, and the eight months ended December 31, 1999 and for the fiscal years ended April 30, 1999, 1998, and 1997. FiNet derived the consolidated statement of operations and balance sheet data as of and for the years ended 2000 and 1999 and the eight months ended December 31, 1999 and for the fiscal years ended April 30, 1999, 1998 and 1997 from FiNet's financial statements audited by Ernst & Young, LLP (2000, 1999), and Reuben E. Price (1998, 1997), independent public accountants for FiNet.

                                                                                   Eight Months
                                                                 Years Ended           Ended             Fiscal Years Ended
                                                                 December 31        December 31               April 30
                                                            ---------------------    ---------    ---------------------------------
                                                              2000         1999         1999        1999        1998         1997
                                                            --------    ---------    ---------    --------    ---------    --------
                                                                       (unaudited)
Statement of Operations Data:                                                  (in thousands, except per share data)
Revenues                                                    $  8,144    $   9,093    $   6,070    $ 22,413    $  15,160    $ 12,344
Cost of revenues                                              11,352       19,480        8,423      35,064       14,718       9,316
                                                            --------    ---------    ---------    --------    ---------    --------
Gross profit (loss)                                           (3,208)     (10,387)      (2,353)    (12,651)         442       3,028
Operating expenses                                            21,589       39,005       22,975      20,906        9,175       5,775
                                                            --------    ---------    ---------    --------    ---------    --------
Income (loss) from operations                                (24,797)     (49,392)     (25,328)    (33,557)      (8,733)     (2,747)
                                                            --------    ---------    ---------    --------    ---------    --------
Net income (loss)                                            (24,797)     (49,392)     (25,328)    (36,538)      (9,379)     (2,778)
In-substance preferred stock dividend                           --            353         --           705         --          --
                                                            --------    ---------    ---------    --------    ---------    --------
Net income (loss) for common stockholders                   $(24,797)   $ (49,745)   $ (25,328)   $(37,243)   $  (9,379)   $ (2,778)
                                                            ========    =========    =========    ========    =========    ========

Per Share Data:
Basic and diluted earnings (loss) per common share          $  (3.05)   $   (7.11)   $   (3.40)   $  (9.48)   $   (3.70)   $  (2.28)
Weighted average number of basic shares outstanding(1)         8,134        6,993        7,460       3,906        2,536       1,193
Cash dividends per common share                             $   --      $    --      $    --      $   --      $    --      $   --

Balance Sheet Data:
Cash and cash equivalents                                   $  9,454    $  18,626    $  18,626    $  4,202    $   1,993    $  1,147
Mortgage loans held for sale, net                             39,975       78,691       78,691      33,438       63,034      24,244
Total assets                                                  54,747      119,808      119,808      45,255      101,468      33,070
Warehouse and other lines of credit                           35,922       80,453       80,453      33,038       86,659      26,902
Total liabilities                                             41,887       89,435       89,435      38,567       98,109      30,596
Stockholders' equity                                          12,860       30,373       30,373       6,688        3,359       2,474

----------

(1) See Note 2 to the consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal" or other variations of these terms or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Our Future Results" and elsewhere in, or incorporated by reference into this report.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements.

Overview

     FiNet is a financial services holding company. FiNet, through it's wholly owned subsidiary Monument Mortgage, provides both traditional and on-line mortgage services to brokers and consumers. Business-to-business services are provided to brokers and marketed through both traditional means and through its strategic partners. Consumer direct services are marketed through both the internet and various traditional advertising mediums. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

     FiNet  currently   derives  all  revenues   through   Monument   Mortgage's
activities, which include:

     o the sale of mortgage loans that Monument Mortgage funds, consisting of the net gain on the sale of loans and servicing rights recognized as the difference between the selling price of the loan and servicing rights, and the carrying value of the loan and servicing rights sold;

     o fees charged for underwriting and processing loans, consisting of application, documentation, and processing fees paid by the borrower;

     o interest income generated from loans held for sale by Monument Mortgage; and

     o    fees  charged  from  Monument  Mortgage's   consumer-direct  brokerage
          activities, recognized at the time the lender funds the loan, and consisting of the margin added to the lender's loan price.

     FiNet's costs and expenses consist of both fixed and variable expenses and are made up largely of:

     o    interest paid by Monument Mortgage for warehouse credit facilities;

     o Monument Mortgage's loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services, and reserves for potential loan repurchase and premium recapture obligations;

     o salaries, commissions and benefits paid to employees of both FiNet and Monument Mortgage;

     o general and administrative expenses such as occupancy costs, office expenses and professional services for both FiNet and Monument Mortgage; and

     o depreciation and amortization expense related principally to FiNet's facilities, furniture, fixtures, and equipment, as well as goodwill associated with FiNet's acquisition of Lowestrate.com, Inc.

     The mortgage industry typically experiences seasonal fluctuations primarily due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continue through October. As a result, FiNet may report earnings in these calendar quarters that are generally lower than that of the second and third calendar quarters. In the future, FiNet's expenses are also likely to vary quarter-to-quarter based upon these fluctuations in the volume of loans Monument Mortgage originates.

     Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.

     On April 30, 1998, FiNet acquired Coastal in a transaction accounted for as a pooling of interests. FiNet's results of operations and financial position for the fiscal year ended April 30, 1998 have been restated to include Coastal's results. Coastal's results for years prior to fiscal 1997 have not been included in our consolidated results, as they are not meaningful in assessing historical trends. On May 19, 1998, FiNet acquired Mical in a transaction accounted for as a purchase. Mical's results of operations are included in FiNet's financial statements since the date of acquisition. Due to significant operating problems and losses at Coastal and Mical, FiNet's management elected during fiscal 1999 to close both units and discontinue further operations.

Impact of our Discontinued Units-Mical, Coastal and our Servicing Business

     In the year 2000 FiNet continued executing the closure of the discontinued Mical and Coastal units that management elected to discontinue in the last half of fiscal 1999. FiNet incurred significant losses at both Mical and Coastal subsidiaries during fiscal 1999. Management also determined that servicing loans would not be a part of the on-going operations of Monument Mortgage and sold the servicing portfolios that had been previously held for sale. The following table summarizes the impact these discontinued business units had on FiNet's consolidated operating results for the last three years:

                                                                               Eight Months
                                                       Years Ended                 Ended            Fiscal Years Ended
                                                       December 31              December 31              April 30
                                                 ------------------------       -----------       -----------------------
                                                   2000            1999             1999            1999            1998
                                                 -------         --------         -------         --------         ------
                                                               (unaudited)
Revenues                                         $   120         $    845         $   122         $ 10,865         $9,344
Cost of revenues                                     340            9,987           1,814           21,165          2,200
                                                 -------         --------         -------         --------         ------
Gross profit (loss)                                 (220)          (9,142)         (1,692)         (10,300)         7,144
Other expenses
   General and administrative                      1,055            3,414           1,211            2,945          5,011
   Marketing and advertising                        --                 52               6              434            288
   Special charges                                  --              4,236             352            4,236           --
   Depreciation and amortization                    --                252            --                180            139
   Other                                              (1)             416              76              434            926
                                                 -------         --------         -------         --------         ------
Total expenses                                     1,054            8,370           1,645            8,229          6,364
                                                 -------         --------         -------         --------         ------
Income (loss) from operations                     (1,274)         (17,512)         (3,337)         (18,529)           780
Other interest expense                              --                 38            --                207              6
                                                 -------         --------         -------         --------         ------
     Income (loss) before income taxes            (1,274)         (17,550)         (3,337)         (18,736)           774
Income tax expense                                  --               --              --                  1            226
                                                 -------         --------         -------         --------         ------
     Net income (loss)                           $(1,274)        $(17,550)        $(3,337)        $(18,737)        $  548
                                                 =======         ========         =======         ========         ======

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     At the end of fiscal year April 30, 1999, FiNet's management decided to change from a fiscal reporting year to a calendar reporting year, thus resulting an eight month reporting year ending December 31, 1999. Certain reclassifications have been made to prior year financial statements to conform to the presentation for the year ended December 31, 1999.

Revenues and Originations

     Total loan origination for FiNet's production units (excluding brokered loans) is summarized below.

                                              For Twelve Months Ended
                                                    December 31
                                           -----------------------------
                                                2000             1999         Variance ($)   Variance (%)
                                           --------------    --------------------------------------------
                                           (in thousands)    (unaudited)
Business-to-Business                          $642,700         $418,000         $ 224,700           54%
Business-to-Consumer                           122,400          170,700           (48,300)         (28%)
                                           --------------    --------------------------------------------
              Total Loan Volume               $765,100         $588,700         $ 176,400           30%
                                           ==============    ============================================

Comparative Results of Operations

     The following table summarizes the results of operations for the years ended December 31, 2000 and 1999 and these results expressed as the percentage variance from fiscal year ended 1999 to fiscal year ended 2000 (in thousands).

                                                                 Twelve Months Ended
                                                                      December 31              Variance ($)   Variance (%)
                                                             -----------------------------     ------------   ------------
                                                                 2000             1999
                                                             ------------     ------------
                                                                               (unaudited)
Revenues                                                       $  8,144         $  9,093         $   (949)          (10%)
Cost of revenues                                                 11,352           19,480            8,128            42%
                                                             ------------     ------------     ------------   ------------
Gross margin                                                     (3,208)         (10,387)           7,179            69%
Operating expenses
   General and administrative                                    16,859           22,964            6,105            27%
   Marketing and advertising                                      1,992            7,169            5,177            72%
   Special charges                                                1,464            6,311            4,847            77%
   Depreciation and amortization                                  1,877            1,072             (805)          (75%)
   Other                                                            362            1,594            1,232            77%
                                                             ------------     ------------     ------------   ------------
    Total expenses                                               22,554           39,110           16,556            42%
                                                             ------------     ------------     ------------   ------------
Loss from operations                                            (25,762)         (49,497)          23,735            48%
Other income and expense:
Gain on sale of marketable equity securities                        824              366              458           125%
Other interest income                                               191               76              115           151%
Other interest expense                                             --               (267)             267          (100%)
                                                             ------------     ------------     ------------   ------------
Loss before income taxes                                        (24,747)         (49,322)          24,575            50%
Income tax expense                                                   50               70               20            29%
                                                             ------------     ------------     ------------
Net loss                                                        (24,797)         (49,392)          24,595            50%
In-substance preferred dividend                                                      353             (353)         (100%)
                                                             -----------------------------     ------------   ------------
Net loss available to common stockholders                      $(24,797)        $(49,745)        $ 24,948            50%
                                                             =============================     ============   ============

     Revenues for the year ended December 31, 2000 decreased $1.0 million, or 11%, from $9.1 million for the years ended December 31, 1999, to $8.1 million for the year ended December 31, 2000. This decrease is primarily due to the impact of the discontinued units' revenue in 1999 that did not occur in 2000, and secondarily due to the effect of the sale of the servicing portfolio. Servicing revenue gradually decreased during 1999 until the entire portfolio was sold; therefore, no servicing income was received during 2000. Revenues from brokerage fees were also negatively effected due to management's primary focus on developing the business-to-business unit. FiNet believes that revenues will increase through Monument Mortgage's: (a) planned expansion of higher margin products offered by Monument Mortgage (b) lead generation of lower margin products through strategic relationships. However, there can be no assurances that increased revenues will be achieved.

Cost of Revenues and Gross Profit

     Cost of revenues decreased $8.1 million, or 42%, to $11.4 million for the year ended December 31, 2000 from $19.5 million for the year ended December 31, 1999. Compensation costs of production-related personnel, one of the primary components of cost of revenues and other origination-related costs decreased 18%, or $1.5 million, from $8.4 million to $6.9 million. Gross margin improved $7.2 million, or 69% to $3.2 million from $10.4 million mainly due to a significant decrease in the loan loss allowance. During 1999, the entire servicing portfolio was sold; thus, additional expenses related to the sale were not incurred during the year ended December 31, 2000. These positive results were slightly offset by the increase in warehouse interest expense that resulted from increased production financed mainly through warehouse lending facilities during the year ended December 31, 2000.

Operating Expenses

     General and Administrative. Personnel costs and other general and administrative costs decreased $6.1 million, or 27%, to $16.9 million for the twelve months ended December 31, 2000 from $23.0 million for the year ended December 31, 1999. This decrease is attributable to the closure of discontinued business units, resulting in a substantially decreased employee headcount within these units.

     Marketing and Advertising. Marketing expenses decreased $5.2 million or 72%, to $2.0 million for the year ended December 31, 2000 from $7.2 million in the year ended December 31, 1999. During the year ended December 31, 1999 FiNet's primary focus was retail operations. Therefore, Monument Mortgage initiated a number of marketing relationships designed to attract prospective customers. At the beginning of year 2000, management realigned its strategies and focused instead on wholesale operations; as a result, marketing and advertising expenses decreased. FiNet intends to continue to decrease spending on marketing and advertising.

     Special Charges. Special charges decreased $4.8 million or 76%, to $1.5 million for the year ended December 31, 2000 from $6.3 million for the year ended December 31, 1999.

     During the first quarter ended March 31, 2000, FiNet recorded a $1,299,000 expense related to the purchase of certain loan origination and tracking software and systems that were subsequently determined to be unsuitable. During the second quarter of 2000, FiNet recovered $335,000 of this amount from the vendor, resulting in a net expense of $964,000.

     During the fourth quarter ended December 31, 2000, FiNet recorded a non-recurring expense of $500,000 representing a "devalued" non-interest bearing loan receivable. At the time of the Lowestrate acquisition, FiNet entered into certain ancillary agreements with the seller of Lowestrate, along with a non-interest-bearing loan, that was secured by shares of FiNet's common stock. A reduction in the market price of FiNet's common stock resulted in this note becoming devalued; therefore, this note was written-off as a "special charge" during the year ended December 31, 2000.

     Special charges of $5.6 million recorded during the year ended December 31, 1999 relate to the Coastal and Mical business unit closures and charges of $690,000 were to write-off the capitalized costs of software that would no longer be used in FiNet's continuing business strategy.

     Depreciation and Amortization. Depreciation and amortization increased $0.8 million or 73%, to $1.9 million for the year ended December 31, 2000 from $1.1 million in the twelve months ended December 31, 1999. The increase was due primarily to the amortization of the goodwill associated with the purchase of certain assets and operations of Lowestrate.

Gain on Sale of Marketable Securities

     Gain on sale of marketable securities increased $0.4 million or 100%, to $0.8 million for the year ended December 31, 2000, from $0.4 million for the year ended December 31, 1999. FiNet acquired these marketable securities in October of 1999, and FiNet sold all of these securities by September 31, 2000.

Income Taxes

     As of December 31, 2000, FiNet had approximately $102 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2004. As a result of uncertainties regarding the realization of the net operating loss carryforward asset due to the lack of FiNet's earnings history a valuation allowance has been recorded for the entire deferred tax asset at December 31, 2000

FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998

Revenues

     Loan volume increased by $718 million, or 118%, to $1.3 billion in fiscal 1999 from $610 million in fiscal 1998 as a result of a significant increase in the number of loans funded through FiNet's mortgage banking subsidiaries, volume attributable to acquired operations, and significant refinancing activity stimulated by relatively low interest rates. Refinancing accounted for 69% of loan volume in fiscal 1999, compared to 65% in fiscal 1998.

     Revenues for fiscal 1999 increased by $7.2 million, or 47%, to $22.4 million from $15.2 million in fiscal 1998. This increase resulted primarily from the incremental volume of funded loans from Mical and increased volumes of originated loans generated by the Interloan.com website, both of which were purchased in the first quarter of fiscal 1999. Loans originated by mortgage brokers and funded by FiNet's mortgage banking subsidiaries accounted for $4.4 million in additional revenues, or 61% of the increase for the year.

Loans  originated,  most of which  were  funded by lenders  other  than  FiNet's
mortgage  banking  subsidiaries,   accounted  for  $2.5  million  in  additional
revenues, or 34% of the increase for the year.

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

     Provisions for losses increased by $5.8 million to $6.5 million in fiscal 1999 from $718,000 in fiscal 1998. FiNet records provisions for losses to reflect market valuation allowances on mortgages held for sale and mortgage loans previously sold (off-balance sheet risk) and provisions for doubtful accounts receivable. FiNet evaluates the collectibility of its accounts receivable primarily on a receivable by receivable basis, as accounts receivable is composed of amounts that do not necessarily carry similar risk characteristics, such as amounts heldback by purchasers on sales of mortgage loans and amounts heldback on sales of servicing rights. Additionally, FiNet maintains communications with such purchasers and others from whom receivables are due and in certain circumstances, determines the allowance necessary based on agreed upon amounts.

     FiNet determines its market valuation allowance relating to mortgages held for sale and mortgages that have been sold primarily on a loan by loan basis. The allowance is based on factors such as market values, bids received, industry loss experience and FiNet's prior loss experience, if any, as well as risk characteristics of the loan portfolio.

     $2.2 million, or 38%, of the increase in provision for losses was attributable to the provision for doubtful accounts recorded at FiNet's Mical Mortgage subsidiary. Mical was acquired by the Company in a business combination accounted for as a purchase in May 1998. Accordingly, the provision for doubtful accounts of Mical is included in FiNet's results of operations only subsequent to the acquisition date--only for fiscal 1999, and accounts for the entire increase. The remaining increase in the provision for losses relates to increased provisions for losses on mortgages held for sale and mortgages previously sold (off-balance sheet risk). This increase was attributable primarily to the Mical Mortgage subsidiary but additionally to provisions for loan losses recorded by the Coastal Federal Mortgage subsidiary. Loans originated at Mical and at Coastal, acquired in May and April 1998, had risk characteristics and loss recourse provisions that were dissimilar from the risk characteristics and sale recourse provisions of loans originated by other FiNet subsidiaries prior to the acquisitions of Mical and Coastal.

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

Income Taxes

     As of April 30, 1999, FiNet had approximately $49 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. FiNet's federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at April 30, 1999 as a result of uncertainties regarding the realization of the asset due to the lack of FiNet's earnings history.

Net Loss

     Net loss for fiscal 1999 increased by $27.1 million, or 288%, to $36.5 million from $9.4 million for fiscal 1998, primarily due to the purchases of Mical and Coastal, increased marketing expenses associated with the purchase of Interloan.com, and expenses associated with financing transactions.

FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997

Revenues

     Loan volume increased by $222 million, or 53%, to $610 million in fiscal 1998 from $388 million in fiscal 1997 as a result of a significant increase in the number of loans funded through FiNet's mortgage banking subsidiaries and significant refinancing activity stimulated by relatively low interest rates. Refinancing accounted for 65% of the origination volume in fiscal 1998 compared to 48% in fiscal 1997.

     Revenues for fiscal 1998 increased by $2.9 million, or 24%, to $15.2 million from $12.3 million in fiscal 1997. This increase resulted primarily from increased volumes of funded loans. Loans originated by mortgage brokers and funded by FiNet's mortgage banking subsidiaries accounted for $2.0 million in additional revenues, or 69% of the increase for the year. The volume of loans originated and funded accounted for $200,000 in additional revenues, or 7% of the increase for the year.

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

Operating Expenses

General and administrative.

     General and administrative expenses for fiscal 1998 increased by $1.4 million, or 31%, to $5.9 million from $4.5 million in fiscal 1997. This increase resulted primarily from the addition of new employees in technology and customer service departments.

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

Other Interest Expense

     Other interest expense for fiscal 1998 increased by $302,000, or 256%, to $420,000 from $118,000 in fiscal 1997. This increase was the result of amortization of the imputed interest and debt issuance costs on FiNet's 3% Convertible Subordinated Debentures, which were issued in March 1998.

Income Taxes

     As of April 30, 1998, FiNet had approximately $31 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. FiNet's federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at April 30, 1998 as a result of uncertainties regarding the realization of the asset due to the lack of FiNet's earnings history.

Net Loss

     Net loss for fiscal 1998 increased by $6.6 million, or 236%, to $9.4 million from $2.8 million for fiscal 1997, primarily due to an increase in the number of employees and office space in anticipation of growing the business, consulting expenses related to the acquisition of Monument in the prior fiscal year, expenses in anticipation of the Mical and Coastal acquisitions, and intangible asset write-downs.

FINANCIAL CONDITION

     Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations to service debt and to make capital investments. FiNet's stockholders' equity decreased $17.5 million, or 58%, to $12.9 million at December 31, 2000 from $30.4 million at December 31, 1999. Stockholders' equity decreased primarily due to FiNet's operating losses incurred in 2000 and was partially offset by a $7.4 million private placement completed during the fourth quarter of 2000 and by various warrant and option exercises.

     Cash decreased by $9.1 million, or 49%, to $9.5 million at December 31, 2000 from $18.6 million at December 31, 1999. Cash was used for general operations, to fund some mortgage origination activities by FiNet's mortgage banking subsidiaries and to make capital investments. The usage of cash was partially offset by cash received from the private placement offering, the collection of the proceeds on the sale of the servicing portfolio, and, to a lesser extent, from sales of marketable equity securities. Restricted cash decreased by $10.1 million, or 97%, to $0.3 million at December 31, 2000 from $10.4 million at December 31, 1999. The reduction represents settlements received on sales of mortgage loans that had not yet been applied to reduce the warehouse line of credit. Subsequent to December 31, 1999, a portion of the warehouse line of credit was paid off with the restricted cash of $10.1 million.

     Mortgages held for sale and warehouse borrowings decreased by $38.7 million and $44.5 million, respectively, due to intentionally slowing lower margin loan origination, while gearing up to originate a better selection of higher margin loan products.

     Accounts payable and accrued expenses decreased as FiNet completed its spending on professional services relating to the implementation of systems infrastructure required for Year 2000 preparedness and as marketing expenses substantially decreased.

     Future improvements in results of operations and financial condition depends on the ability of Monument Mortgage to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to become a significant lead generator of lower margin loan products, to achieve highly efficient operations, and to manage warehouse and operating expenses in proportion to loan volume. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurances that FiNet's financial condition or results of operations will improve.

LIQUIDITY AND CAPITAL RESOURCES

     The nature of the mortgage lending business requires Monument Mortgage to advance cash on a daily basis to fund newly originated loans. The majority of these funds are provided either through conventional mortgage warehouse lines of credit, through "purchase/repurchase" arrangements, and/or through the use of available cash balances. Additional cash resources, obtained primarily through the private placement of FiNet's common stock are used to fund ongoing expenses such as administration and marketing, to invest in product development, to satisfy debt and other obligations as they come due and to expand the business geographically.

     Adequate credit facilities and other sources of funding that permit Monument Mortgage to close and fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See "Notes to Consolidated Financial Statements - Note 6. Borrowing Arrangements" for additional Liquidity and Capital Resources disclosure on warehouse and other lines of credit.

     During the year ended December 31, 2000, operating activities, including general operating expenditures, repayment of warehouse borrowings and funding new loans, used cash of $18.1 million.

     Investing activities included investments of $1.2 million in furniture and fixtures. FiNet also received cash of $1.8 million and $0.4 million from the sale of its marketable securities and from the sale of mortgage servicing rights, respectively.

     Financing activities, primarily cash received from the issuance of common stock through private placements, and from option and warrant exercises, provided $7.4 million during the twelve months ended December 31, 2000.

     If FiNet continues to maintain at least the current level of working capital borrowing resources, FiNet believes that its existing cash balances and funds available through revolving warehouse facilities and purchase/repurchase agreements will be sufficient to meet FiNet's liquidity requirements for the next twelve months. FiNet does not expect that it will need to arrange for additional sources of capital; however, FiNet cannot guarantee that it will be able to meet its operational expenses without the need for additional financing, or that it will be able to obtain additional financing if so required. In the event FiNet requires, but is unable to obtain, additional financing, FiNet's growth could slow, and its operations could be adversely affected.

RECENT DEVELOPMENTS

     On February 20, 2001, FiNet effected a 1-for-12 reverse stock split of its outstanding shares, which had been previously approved by written consent of the majority of its shareholders, in order to meet minimum bid price requirements under the Nasdaq SmallCap Market's listing maintenance criteria. Despite the reverse stock split, FiNet cannot be certain that it will be able to continue to maintain its listing on the Nasdaq SmallCap Market. Delisting from the Nasdaq SmallCap Market and inclusion of FiNet's common stock on the OTC Bulletin Board, or other similar quotation system, could adversely affect the liquidity and price of FiNet's common stock.

               RISK FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

     The risks described below could materially adversely affect our business, results of operations and financial condition, which, in turn, could cause the price of FiNet's common stock to decline, resulting in a loss of all or part of your investment. FiNet cannot predict which, if any, of these risks may actually occur, or the extent to which any occurrence, circumstance or event will actually affect our business, results of operations or financial condition, and the trading price of FiNet's common stock.

The loss of any of our key personnel would likely have an adverse effect on FiNet's business.

     FiNet believes that its future success will depend to a significant extent on the continued services of senior management and other key personnel, particularly Rick Cossano, President and Chief Executive Officer, and Patrick Mackin, Chief Financial Officer and Executive Vice President. Competition for qualified personnel is fierce in the mortgage industry. The loss of the services of key employees or delay in recruiting candidates to fill our currently vacant management positions or any other key position which may become vacant could have a material adverse effect on our business, results of operations and financial condition.

If FiNet is unable to attract qualified personnel, its business could suffer.

     Monument Mortgage's future success depends on the ability to identify, attract, hire, train, retain and motivate additional highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees is intense, especially in the e-commerce sector, and there is a risk that Monument Mortgage will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If Monument Mortgage fails to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, FiNet's business, results of operations and financial condition could be materially adversely affected.

If demand for mortgages decrease, Monument Mortgage's business could suffer.

     Demand for mortgages is typically adversely affected by periods of economic slowdown, recession or rising interest rates, declining demand for consumer credit, declining home sales, declining real estate values and decreased ability of borrowers to make loan payments. These factors tend to decrease the demand for the types of loans originated through Monument Mortgage. These changes would likely have a material adverse affect on FiNet's business, results of operations and financial condition.

If Monument Mortgage is unable to manage growth in the mortgage business, results of operations may not improve.

     If Monument Mortgage is unable to manage the expansion of its business effectively, results of operations and financial condition may not improve and could deteriorate. To manage the expected growth, Monument Mortgage will need to improve its mortgage processing, operational and financial systems, information processing capacity, procedures and controls. Monument Mortgage may be unable to hire, train, retain or manage necessary personnel, or to identify and take advantage of existing and potential strategic relationships and market opportunities.

If Monument Mortgage is unable to differentiate itself from competition in the mortgage banking industry, its business prospects could be harmed.

     The residential mortgage loan business is highly competitive and because the barriers to entry are minimal, Monument Mortgage expects competition to intensify within both the traditional mortgage banking and the Internet offered e-mortgage market. Monument Mortgage currently competes with a variety of other companies offering mortgage services, including:

     o mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which still originate the vast majority of mortgage loans, such as Washington Mutual, Bank of America and Countrywide Home Loans, Inc.;

     o    mortgage brokers;

     o mortgage companies that offer products through on-line search engines, such as Yahoo! and Microsoft Corporation's Home Advisor website; and

     o    various   on-line   mortgage    brokers,    including   E-LOAN   Inc.,
          LendingTree.com and IndyMac Bank.

     Many of Monument Mortgage's mortgage banking and brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources. Some of Monument Mortgage's on-line competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of Monument Mortgage's competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many have greater name recognition and more extensive customer bases and can offer more attractive terms to customers, including more aggressive loan pricing policies. Monument Mortgage cannot be sure that it will be able to compete successfully against current and future competitors. If Monument Mortgage is unable to do so, it will have a material adverse effect on FiNet's business, results of operations and financial condition.

If interest rates rise, Monument Mortgage's results of operations could be materially adversely affected.

     Rising interest rates generally discourage refinancing of residential mortgages and reduce the number of new home sales. An increase in interest rates or an adverse change in the residential real estate market or general economic conditions, both of which are outside FiNet's control, could have a material adverse effect on its business, results of operations and financial condition.

     The effect of interest rate changes tends to be greater on the market for refinance loans than it is on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by the homeowner's desire to lower financing costs, whereas new home purchasers are motivated by a need or desire for a new home. In the event interest rates significantly increase, borrowers' will not have such incentive to refinance, therefore, the number of loans Monument Mortgage underwrites could be adversely effected.

     The value of the loans Monument Mortgage makes is based, in part, on market interest rates, and Monument Mortgage's business, results of operations and financial condition may be materially adversely affected if interest rates change rapidly or unexpectedly. If interest rates rise after Monument Mortgage fixes a price for a loan but before it sells the loan into the secondary market, the value of that loan will decrease. If the selling of committed loans is delayed into the secondary market, Monument Mortgage's interest rate exposure increases and it could incur a loss on the sale. While Monument Mortgage uses various hedging strategies to provide some protection against interest rate risks, no hedging strategy can protect Monument Mortgage completely. The nature and timing of hedging transactions influences the effectiveness of hedging strategies and poorly designed strategies or improperly executed transactions may increase rather than decrease risk. In addition, hedging strategies involve transaction and other costs. There is a risk that Monument Mortgage's hedging strategy and the hedges that it makes will not adequately offset the risks of interest rate volatility and that Monument Mortgage's hedges will result in losses.

     In addition, any increase in interest rates may increase the cost of maintaining Monument Mortgage's warehouse line of credit and purchase/repurchase lines on which Monument Mortgage greatly depends on to fund the loans it underwrites.

If Monument Mortgage fails to maintain credit facilities to finance mortgage lending activities, Monument Mortgage's growth prospects could be severely limited.

     To the extent that Monument Mortgage is unable to access adequate capital to fund loans, Monument Mortgage may have to curtail or cease its loan funding activities entirely. This would have a material adverse effect on its business, results of operations and financial condition. Since Monument Mortgage is not a depository bank, Monument Mortgage is dependent upon specialized mortgage credit facilities from other lenders to finance its mortgage lending activities. In the warehouse line of credit agreement Monument Mortgage makes numerous representations, warranties and operating and financial covenants. A material breach by Monument Mortgage of any of these representations, warranties or covenants could result in the termination of the agreement and an obligation to repay the entire amount outstanding under the agreement. In the past, Monument Mortgage has had to obtain waivers from its lender for defaults under the agreement. At December 31, 2000 Monument Mortgage was in default under its primary warehouse lending agreement, as it was in violation of certain financial and other covenants. Subsequent to December 31, 2000, the lender waived the defaults, however, Monument Mortgage cannot assure that it will be able obtain a waiver from its lender of any future defaults, should they occur, or that financing will continue to be available on favorable terms or at all.

If FiNet is unable to respond to rapid technological changes in e-commerce and improve offered products and services; its business could be materially adversely affected.

     The Internet and e-commerce are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render existing technologies and systems obsolete. There can be no assurances that FiNet will successfully use new technologies effectively or adapt company websites, technology and transaction-processing systems to customer requirements or emerging industry standards. If FiNet is unable to license and internally develop leading technologies useful in FiNet's business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, FiNet will not remain competitive and the mortgage banking business, results of operations and financial condition could be materially adversely affected.

If consumers and mortgage broker businesses do not embrace e-commerce mortgage financing and sales, Monument Mortgage's business would be materially adversely affected.

     Monument Mortgage's success partly depends upon the acceptance of on-line mortgage financing by consumers, brokers and other real estate service providers. If the market for electronic mortgage financing fails to develop, or develops more slowly than expected, FiNet's business, results of operations and financial condition would be materially adversely affected. In addition, if there are insufficient communications services to support the internet, it could result in slower response times that would adversely affect usage of the Internet. Even if use of the internet for e-commerce financing gains acceptance, Monument Mortgage may be unable, for technical or other reasons, to develop and introduce new products and services or enhancements in a timely manner, and such products and services and enhancements may not gain widespread market acceptance. Any of these factors could have a material adverse effect on FiNet's business, results of operations and financial condition.

If Monument Mortgage has to repurchase loans originated for or sold to investors, FiNet's operating results could be materially adversely affected.

     There is a risk that Monument Mortgage will not have sufficient funds to repurchase loans upon demand or that such repurchases will have a material adverse effect on its business, results of operations and financial condition. Under agreements with some of Monument Mortgage's lenders, they may require Monument Mortgage to repurchase loans that Monument Mortgage originated for them, or they purchased from Monument Mortgage, in the event of material misrepresentations by Monument Mortgage or any inaccuracies found in the borrowers' loan documents. As a result of repurchases, Monument Mortgage occasionally is required to hold foreclosed residential real estate in inventory until it can be resold. Future foreclosures could have a material adverse effect on Monument Mortgage's business, results of operations and financial condition. If interest rates rise and the economy declines, the rate of mortgage loan foreclosures may rise. Depending on the circumstances of the transaction, Monument Mortgage may or may not be able to sell the property for more than the outstanding loan balance. As of December 31, 2000, Monument Mortgage held approximately $90,000 aggregate principal amount of loan in foreclosure.

The loss of Monument Mortgage's relationship with Fannie Mae, Freddie Mac or any other significant provider of automated underwriting systems could materially adversely affect FiNet's results of operations.

     Monument Mortgage depends on automated underwriting and other services offered by government sponsored and other mortgage investors, including Fannie Mae's Desktop Underwriter, Freddie Mac's Loan Prospector, and GMAC/RFC's AssetWise. These services help ensure that Monument Mortgage's mortgage services can be offered efficiently and timely. Monument Mortgage currently has an agreement with Fannie Mae that allows the use of their automated underwriting services and enables Monument Mortgage to sell them qualified first mortgages. Monument Mortgage expects to continue to process a significant portion of its conforming loans using the Fannie Mae system. However, Monument Mortgage's agreements with Fannie Mae and other mortgage investors can be terminated by either party at any time. There is a risk that Monument Mortgage will not remain in good standing with Fannie Mae and other significant provider of automated underwriting systems and our relationship with them will be terminated. The termination of Monument Mortgage's agreement with Fannie Mae and with other providers of underwriting systems would materially adversely impact Monument Mortgage's ability to originate loans.

     Additionally, if the mortgage programs administered by Fannie Mae and Freddie Mac or Monument Mortgage's eligibility to participate in them, were terminated or significantly curtailed, FiNet's business, results of operations and financial condition would be materially adversely affected. Monument Mortgage pays for its loan operations in part by selling the mortgages that it funds to Fannie Mae and Freddie Mac. Monument Mortgage's ability to sell loans depends upon the continuation of programs administered by these entities, as well as its continued eligibility to participate in these programs.

     Monument Mortgage also depends upon private mortgage investors, such as GMAC/RFC, Washington Mutual Bank, Credit Suisse First Boston, and IndyMac, to purchase loans it funds. If private investors reduce their purchases of these loans, the market and price for such mortgages will be adversely affected, which would have a material adverse effect on our business, results of operations and financial condition.

FiNet may incur additional losses from the discontinued business of Coastal and Mical Mortgage.

     In April 1998, FiNet acquired Coastal Federal Mortgage, and in May 1998, FiNet also acquired Mical Mortgage. FiNet's results of operations include net losses from the acquisitions of both of these units and from their operating activities. Although these business units were discontinued in April 1999, FiNet may incur additional losses, which would be included in FiNet's consolidated results. FiNet reported net losses associated with Coastal and Mical of $1.3 million and $17.6 million during the years ended December 31, 2000 and 1999, respectively.

If FiNet's quarterly revenues and operating results fluctuate significantly; the price of FiNet's common stock is likely to be volatile.

     FiNet's quarterly revenues and operating results are likely to continue to vary from quarter-to-quarter due to a number of factors, including the following:

     o    fluctuations in interest rates;

     o    seasonal or other economic factors affecting demand for mortgages;

     o changes in Monument Mortgage's pricing policies or its competitors' pricing policies for mortgage origination and processing fees;

     o the introduction of new mortgage products and services by Monument Mortgage or its competitors;

     o the level of consumer interest and confidence in the internet as a means of accessing financial products and services;

     o any termination or restructuring of agreements with key service providers; and

     o technical difficulties or service interruptions affecting Monument Mortgage's websites or operational data processing systems.

     Fluctuation in FiNet's quarterly results may cause the price of FiNet's common stock to be volatile. Accordingly, FiNet's results for any period should not be relied upon as an indication of future performance. FiNet's operating results may fail to meet management's expectations or those of analysts who follow FiNet, and any such failure could cause FiNet's stock price to decline substantially.

If there are interruptions or delays in obtaining appraisal, credit reporting, title searches and other underwriting services from third parties, Monument Mortgage may experience customer dissatisfaction and difficulties closing loans.

     Monument Mortgage relies on other companies to perform certain aspects of the loan approval process, including appraisals, credit reports and title searches. If Monument Mortgage is unsuccessful in securing the timely delivery of these ancillary services, it will likely experience increased customer dissatisfaction, and its business, results of operations and financial condition could be materially adversely affected. The value of the service Monument Mortgage offers, and thus the ultimate success of Monument Mortgage's business, are dependent on the ability to secure the timely provision of these ancillary services from third parties.

     If Monument Mortgage fails to comply with extensive federal and state laws regulating the mortgage banking industry, Monument Mortgage could be subject to penalties, disqualifications, lawsuits or enforcement actions that could have a material adverse effect on Monument Mortgage's business.

     Monument Mortgage's operations are subject to extensive regulation by federal and state authorities. If Monument Mortgage fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, administrative enforcement actions, and other civil and criminal sanctions. These consequences could have a material adverse effect on Monument Mortgage's business, results of operations and financial condition. See "Item 1. Business - Mortgage Banking Regulation," of Annual Report on Form 10-K for the year ended December 31, 2000.

If FiNet's computer systems fail, FiNet's business could be materially adversely affected.

     Any interruption in the availability of Monument Mortgage's websites, transaction-processing systems or network infrastructure could materially adversely affect the business, results of operations and financial condition. Such interruptions could result from events such as fires, floods, earthquakes, power losses, telecommunications failures, computer viruses and electronic breaches. FiNet's insurance policies may not adequately compensate for losses that may occur in the event of a failure of the computer systems or other interruptions in FiNet's or Monument Mortgage's businesses.

     Monument Mortgage's websites must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to the mortgage business. In the past, these systems have experienced periodic interruptions. Any substantial increase in the volume of traffic on the Monument Mortgage's websites will require expanding and upgrading of its technology, transaction-processing systems and network infrastructure. Monument Mortgage cannot be sure that it will be able to accurately project the rate or timing of increases, if any, in the use of the websites, or expand and upgrade the systems and infrastructure to accommodate such increases in a timely manner. In addition, users depend on third-party internet service providers for access to Monument Mortgage's e-commerce tools, and many of these services have experienced significant outages in the past, and users could experience outage delays and other difficulties due to system failures unrelated to Monument Mortgage's systems. Moreover, the internet infrastructure may not be able to support continued growth in its use. Any of these problems would materially adversely affect FiNet's business, results of operations and financial condition.

If Monument Mortgage's electronic security devices are breached, FiNet's business would be materially adversely affected.

     If any compromise in Monument Mortgage's security devices were to occur, it could have a material adverse effect on FiNet's business, results of operations and financial condition. The secure transmission of confidential information through e-commerce is critical to Monument Mortgage's underwriting process, and Monument Mortgage relies on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as consumers' financial statements. There can be no assurances that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms Monument Mortgage uses to protect transaction data. Monument Mortgage may be required to spend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the internet, and the privacy of users may also inhibit the growth of e-commerce in general. To the extent that Monument Mortgage's activities involve the storage and transmission of proprietary information, security breaches could damage Monument Mortgage's reputation and expose it to a risk of loss or litigation and possible liability. There can be no assurances that all of Monument Mortgage's security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on FiNet's business, financial condition and results of operations.

If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired.

     If FiNet fails to meet the Nasdaq's continued listing requirements, including, among others, net tangible assets or market capitalization, minimum bid price and various corporate governance requirements, FiNet's shares could be delisted from the Nasdaq SmallCap Market. In such event, any trading in FiNet's common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of FiNet's shares could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in the number and quality of security analysts' and the news media's coverage of FiNet, and lower prices for its shares than might otherwise be attained.

     On August 30, 2000, FiNet was notified by Nasdaq that FiNet's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 90 calendar days, or until November 28, 2000, to maintain its stock a price of at least $1.00 for a minimum of 10 consecutive trading days or FiNet's common stock would be delisted at the opening of business on November 30, 2000.

     On January 16, 2001, FiNet was granted a temporary exception from the minimum bid price requirement after FiNet failed to meet the minimum bid price requirement. In anticipation of effecting a reverse stock split an exception was granted by the Nasdaq SmallCap Market that was suppose to expire on February 16, 2001. On February 20, 2001, FiNet effected a 1-for-12 reverse stock split of its outstanding shares, previously approved by written consent of the majority of its shareholders. Despite the reverse stock split, there can be no assurances, that FiNet will be able to maintain its listing on Nasdaq. Delisting from the Nasdaq and inclusion of FiNet's common stock on the OTC Bulletin Board or other similar quotation system could adversely affect the liquidity and price of its stocks

If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's "Penny Stock Rule".

     If FiNet's shares were delisted from Nasdaq, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell FiNet's shares and may adversely affect the ability of purchasers in this offering to sell any of the securities acquired in the secondary market. If FiNet's shares become subject to this rule, market liquidity for its shares could be severely adversely affected.

If there is a recession, natural disaster or other disruption in the California economy, FiNet's business could be materially adversely affected.

     FiNet is particularly vulnerable to recessions and conditions affecting the California economy. Of the loans Monument Mortgage originated and/or funded in the year ended December 31, 2000, 74% were for properties located in California. No other state represented more than 3% of its closed loans during such period. While Monument Mortgage expects to expand its business in other states, a concentration of loans in California is likely to continue for the foreseeable future.

     There have been times in the past, most recently in 1991 and 1992, when the California economy suffered a recession more severe than the rest of the country. If such a recession were to occur again, FiNet's business, results of operations and financial condition would be materially adversely affected. In addition, California historically has been vulnerable to natural disasters, such as earthquakes and mudslides, which are not typically covered by standard hazard insurance policies. These natural disasters often result in increased loan delinquencies or defaults that could adversely effect Monument Mortgage's, and therefore FiNet's, business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Notes to Consolidated Financial Statements - Note 1. Risks and Uncertainties" for quantitative and qualitative disclosure about market risk.

QUARTERLY RESULTS OF OPERATIONS (unaudited)

     The following is a summary of the quarterly results of operations for the year ended December 31, 2000.

                                                                                Quarter End
                                                          -------------------------------------------------------
                                                           March 31       June 30      September 30    December 31
                                                          ----------     ----------     ----------     ----------
Revenues                                                  $    2,871     $    2,075     $    2,515     $    2,102
Cost of Revenues                                               1,713          2,254          4,210          3,172

Net Income (Loss)                                         $   (6,540)    $   (5,526)    $   (6,930)    $   (5,800)
                                                          ==========     ==========     ==========     ==========

Basic and diluted net loss per common
   share                                                  $    (0.84)    $    (0.70)    $    (0.84)    $    (0.64)
                                                          ==========     ==========     ==========     ==========

Weighted average common shares used
   in computing basic and diluted net loss
   per common share                                            7,814          7,879          7,898          9,013
                                                          ==========     ==========     ==========     ==========

     The following is a summary of the quarterly results of operations for the year ended December 31, 1999

                                                                             Quarter ending
                                                          -------------------------------------------------------
                                                           March 31       June 30      September 30    December 31
                                                          ----------     ----------     ----------     ----------
Revenues                                                  $    2,430     $    2,548     $    1,748     $    2,367
Cost of Revenues                                               8,702          3,432          3,085          4,261

Net Income(Loss)                                          $  (16,986)    $   (9,952)    $   (9,771)    $  (13,036)
                                                          ==========     ==========     ==========     ==========

Basic and diluted net loss per common
   share                                                  $    (2.89)    $    (1.49)    $    (1.27)    $    (1.68)
                                                          ==========     ==========     ==========     ==========

Weighted average common shares used
   in computing basic and diluted net loss
   per common share                                            5,883          6,672          7,705          7,769
                                                          ==========     ==========     ==========     ==========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements..................................  35
Report of Management........................................................  36
Independent Auditors' Reports...............................................  37
Consolidated Balance Sheets at December 31, 2000 and 1999 ..................  40
Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999 (unaudited), the eight months
   ended December 31, 1999 and for the fiscal years ended
   April 30, 1999 and 1998..................................................  41
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, the eight months ended December 31,
   1999 and the fiscal years ended April 30, 1999 and 1998..................  42
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999 (unaudited), the eight months ended
   December 31, 1999 and the fiscal years ended April 30, 1999 and 1998.....  43
Notes to Consolidated Financial Statements..................................  44

                              REPORT OF MANAGEMENT

To Our Stockholders:

     Management of FiNet is responsible for the preparation, integrity and objectivity of the consolidated financial statements, and the other financial information presented in the annual report. To meet these responsibilities, we maintain a system of internal control that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of Company and customer assets from unauthorized use, and the execution and recording of transactions in accordance with management's authorization. The system is augmented by careful selection of our managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuming that employees adhere to the highest standards of personal and professional integrity. Although no cost-effective internal control system will preclude all errors and irregularities, we believe FiNet's system of internal control is adequate to accomplish the objectives set forth above.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on estimates and our best judgments. The financial statements have been audited, except as noted, by the independent accounting firm of Ernst & Young LLP, who were given unrestricted access to all of FiNet's financial records and related data. We believe that all representations made to Ernst & Young LLP during their audit were valid and appropriate.

     The Board of Directors through its Audit Committee, which is comprised entirely of non-management directors, has an oversight role in the area of financial reporting and internal control. The Audit Committee periodically meets with Ernst & Young LLP, our internal auditors and Company management to discuss accounting, auditing, internal controls over financial reporting and other matters.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FiNet.com, Inc.

     We have audited the accompanying consolidated balance sheets of FiNet.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, the eight months ended December 31, 1999 and for the year ended April 30, 1999. These financial statements are the responsibility of FiNet.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiNet.com, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                               /s/ Ernst & Young LLP

San Francisco, California
February 23, 2001

                              REUBEN E. PRICE & CO.
                         PUBLIC ACCOUNTANCY CORPORATION
                                703 MARKET STREET
                             SAN FRANCISCO, CA 94103

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders
FiNet.com, Inc.
Walnut Creek, CA

     We have audited the accompanying consolidated balance sheet of FiNet.com, Inc. (formerly FiNet Holdings Corporation) and subsidiaries as of April 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended April 30, 1998 and 1997. The consolidated financial statements give retroactive effect to the merger of FiNet.com, Inc. and Coastal Federal Mortgage Company on April 30, 1998, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of FiNet's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of Coastal Federal Mortgage Company, which statements reflect total assets and revenues of approximately 10 percent and 53 percent, respectively, of the related consolidated totals as of April 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Coastal Federal Mortgage Company, is based solely on the report of the other auditors.

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

/s/ REUBEN E. PRICE & CO.
San Francisco, CA
August 12, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Coastal Federal Mortgage Company

     We have audited the statements of income, stockholders' equity and cash flows of Coastal Federal Mortgage Company for the year ended April 30, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Coastal Federal Mortgage Company for the year ended April 30, 1998, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
July 9, 1998
With respect to Note C
July 31, 1998

                        FiNet.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                                         December 31
                                                                                         -----------
                                                                                   2000                 1999
                                                                                ---------            ---------
                                     ASSETS

Cash and cash equivalents                                                       $   9,454            $  18,626
Restricted cash                                                                       300               10,403
Marketable equity securities available for sale, at market value                       --                2,674
Accounts and notes receivable, net                                                    416                2,363
Mortgages held for sale, net                                                       39,975               78,691
Furniture, fixtures and equipment, net                                              2,712                4,471
Goodwill, net                                                                       1,309                1,757
Other assets                                                                          581                  823
                                                                                ---------            ---------
     Total assets                                                               $  54,747            $ 119,808
                                                                                =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit                                             $  35,922            $  80,453
Accounts payable                                                                      187                2,379
Notes payable and capitalized leases                                                   70                  141
Accrued expenses and other liabilities                                              5,708                6,462
                                                                                ---------            ---------
     Total liabilities                                                             41,887               89,435

Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized,
9,465 and 7,787 shares issued and outstanding at December 31,
2000 and 1999, respectively)                                                        1,024                  934
Additional paid-in capital                                                        109,841              100,943
Accumulated comprehensive income                                                       --                1,704
Accumulated deficit                                                               (98,005)             (73,208)
                                                                                ---------            ---------
     Total stockholders' equity                                                    12,860               30,373
                                                                                ---------            ---------

Total liabilities and stockholders' equity                                      $  54,747            $ 119,808
                                                                                =========            =========

        See accompanying notes to the consolidated financial statements.

                        FiNet.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                                            Eight Months
                                                                         Year Ended             Ended              Year Ended
                                                                         December 31         December 31            April 30
                                                                   ----------------------    ------------    ----------------------
                                                                     2000          1999          1999          1999          1998
                                                                   --------      --------      --------      --------      --------
                                                                               (unaudited)
Revenues                                                           $  8,144      $  9,093      $  6,070      $ 22,413      $ 15,160
Cost of revenues                                                     11,352        19,480         8,423        35,064        14,718
                                                                   --------      --------      --------      --------      --------
Gross profit (loss)                                                  (3,208)      (10,387)       (2,353)      (12,651)          442
Operating expenses
   General and administrative                                        16,859        22,964        13,973        11,661         5,887
   Marketing and advertising                                          1,992         7,169         6,200         2,205           921
   Special charges                                                    1,464         6,311         1,385         4,926         1,010
   Depreciation and amortization                                      1,877         1,072           777           646           482
   Other                                                                362         1,594           575         1,468           875
                                                                   --------      --------      --------      --------      --------
     Total expenses                                                  22,554        39,110        22,910        20,906         9,175
                                                                   --------      --------      --------      --------      --------
Loss from operations                                                (25,762)      (49,497)      (25,263)      (33,557)       (8,733)
Other income and expense:
     Gain on sale of marketable equity securities                       824           366            --            --            --
     Other interest income                                              191            76            --            --            --
     Other interest expense                                              --          (267)           --         2,976           420
                                                                   --------      --------      --------      --------      --------
Loss before income taxes                                            (24,747)      (49,322)      (25,263)      (36,533)       (9,153)
Income tax expense                                                       50            70            65             5           226
                                                                   --------      --------      --------      --------      --------
Net loss                                                            (24,797)      (49,392)      (25,328)      (36,538)       (9,379)
In-substance preferred dividend                                          --           353            --           705            --
                                                                   --------      --------      --------      --------      --------
Net loss available to common stockholders                          $(24,797)     $(49,745)     $(25,328)     $(37,243)     $ (9,379)
                                                                   ========      ========      ========      ========      ========
Loss per share available to common stockholders:
   Basic and diluted net loss per common share                     $  (3.05)     $  (7.11)     $  (3.40)     $  (9.54)     $  (3.70)
                                                                   ========      ========      ========      ========      ========
Weighted average common shares used in computing basic
   and diluted net loss per common share                              8,134         6,993         7,460         3,906         2,536
                                                                   ========      ========      ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                        FiNet.com, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                             Additional   Common   Accumulated
                                                          Common                Paid       Stock     Compre-    Accum-
                                                           Stock    Sub-         In         Sub-     hensive    ulated
                                               Shares     Amount    scribed    Capital   scription   Income     Deficit      Total
Balance April 30, 1997                           2,500  $    260    $  40    $   6,331   $(2,693)        --    $ (1,258)   $  2,680
Proceeds of subscription receivable                 --        40      (40)          --     2,693         --          --       2,693
Issue of common shares:
   In connection with acquisitions:
     Real Estate Office Software                    13         2       --          373        --         --          --         375
     iQualify, Inc.                                  4         1       --          180        --         --          --         181
     NDS                                            17         2       --          806        --         --          --         808
   Private placement                               108        13       --        3,887        --         --          --       3,900
   Settlement of liabilities                        19         2       --          355        --         --          --         357
   Employee bonuses                                  1        --       --           35        --         --          --          35
Warrants exercised                                   9         1       --          157        --         --          --         158
Paid in capital related to imputed interest
   on issue of convertible debt                     --        --       --        1,551        --         --          --       1,551
Net loss                                            --        --       --           --        --         --      (9,379)     (9,379)
                                              --------  --------  -------     --------   -------    -------    --------    --------
Balance April 30, 1998                           2,671       321       --       13,675        --         --     (10,637)      3,359
Issue of common shares:
   Private placements of common shares           2,844       341       --       28,196        --         --          --      28,537
   Costs of equity offerings                        --        --       --         (762)       --         --          --        (762)
   In connection with acquisitions:
     Mical Mortgage, Inc.                           39         5       --        1,798        --         --          --       1,803
     Interloan.com                                   8         1       --           74        --         --          --          75
     Real Estate Office Software                     4        --       --          246        --         --          --         246
   Conversion of convertible subordinated
     debentures                                    794        95       --        5,405        --         --          --       5,500
   Warrants exercised                               94        11       --        1,410        --         --          --       1,421
   Stock options exercised                          32         4       --           22        --         --          --          26
   Employee/other compensation                      67         8       --        1,120        --         --          --       1,128
Paid in capital related to imputed interest
    on issue of convertible debentures              --        --       --          423        --         --          --         423
Paid in capital and in-substance dividend on
    preferred stock                                 --        --       --          705        --         --        (705)         --
Warrants issued with subordinated convertible
   debentures                                       --        --       --          269        --         --          --         269
Warrants issued upon conversion of debentures       --        --       --          739        --         --          --         739
Issue of preferred stock                            --        --       --        2,500        --         --          --       2,500
Costs of preferred stock issue                      --        --       --         (214)       --         --          --        (214)
Redemption of preferred stock                       --        --       --       (2,500)       --         --          --      (2,500)
Warrants issued for services                        --        --       --          676        --         --          --         676
Net loss                                            --        --       --           --        --         --     (36,538)    (36,538)
                                              --------  --------  -------     --------   -------    -------    --------    --------
Balance April 30, 1999                           6,553       786       --       53,782        --         --     (47,880)      6,688
Issue of common shares:
   Private placements of common shares             922       111       --       41,890        --         --          --      42,001
   Costs of equity offerings                        --        --     (729)          --        --         --        (729)
   In connection with acquisitions:
     Homeseekers                                    50         6       --        1,457        --         --          --       1,463
     Lowestrate                                     47         6       --        1,815        --         --          --       1,821
   Warrants/stock options exercised                177        21       --        2,152        --         --          --       2,173
   Employee/other compensation                      38         4       --          576        --         --          --         580
   Other comprehensive income                       --        --       --           --        --      1,704          --       1,704
Net loss                                       (25,328)  (25,328)
                                              --------  --------  -------     --------   -------    -------    --------    --------
Balance December 31, 1999                        7,787       934       --      100,943        --      1,704     (73,208)     30,373
Issue of common shares:
   Private placements of common shares           1,542        74       --        7,326        --         --          --       7,400
   Warrants issued for services                     --        --       --          659        --         --          --         659
   Stock options exercised                          96        12       --          797        --         --          --         809
   Employee/other compensation                      40         4       --          116        --         --          --         120
Other comprehensive income                          --        --       --           --        --     (1,704)         --      (1,704)
Net Loss                                                                                                        (24,797)    (24,797)
                                              -------------------------------------------------------------------------------------
Balance December 31, 2000                        9,465  $  1,024    $  --    $ 109,841   $    --    $    --    $(98,005)   $ 12,860
                                              =====================================================================================


        See accompanying notes to the consolidated financial statements.

                        FiNet.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                Eight Months     Fiscal Years
                                                                               Years Ended         Ended             Ended
                                                                               December 31       December 31        April 30
                                                                          --------------------  ------------  --------------------
                                                                            2000        1999        1999        1999        1998
                                                                          --------    --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (unaudited)
    Net loss                                                              ($24,797)   ($49,745)   ($25,328)   ($36,538)   ($ 9,379)
    Adjustments to reconcile net loss to net cash provided by (used in operating activities:
      Depreciation and amortization                                          1,877       1,602         826       2,476       1,549
      Imputed interest from convertible debentures                              --         267          --       2,502         287
      Write down of goodwill and other asset valuation adjustments           1,771       5,786         989       4,958       1,728
      Gain on sale of mortgage servicing rights                                 --          --          --        (420)         --
      Gain on sale of marketable securities                                   (824)       (366)       (366)         --          --
      Expenses paid by issuance of common stock or warrants                    671       1,974          --       1,804         392
      Expense from warrants issued upon conversion of debentures                --         739          --         739          --
    Changes in operating assets and liabilities:
      Increase (decrease) in restricted cash                                10,103     (10,403)    (10,003)         --          --
      (Increase) decrease in mortgage loans held for sale                   38,716      (6,691)    (45,253)     71,596     (38,562)
      (Increase) decrease in receivables from sales of mortgage loans,
        servicing rights and other receivables                               1,527       3,565         591      23,911     (20,496)
      (Increase) decrease in originated mortgage servicing rights               --          --          --         382      (1,248)
      (Increase) decrease in other assets                                      296         374        (121)        724         317
      Net increase (decrease) in warehouse borrowings                      (44,531)     10,261      47,415     (91,494)     58,357
      Increase (decrease) in accounts payable and accrued expenses          (2,946)      2,299       3,703      (6,175)      3,006
      Other operating                                                           --          --        (322)        309        (229)
                                                                          --------    --------    --------    --------    --------
            Net cash used in operating activities                          (18,137)    (40,338)    (27,869)    (25,226)     (4,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage servicing rights                                       --          --          --          --      (4,515)
    Proceeds from sale of mortgage servicing rights                            420       1,919       1,984       1,509         497
    Proceeds on sale of marketable securities                                1,794         872         872
    Purchase of furniture, fixtures and equipment                           (1,165)     (4,760)     (4,338)       (338)       (647)
    Acquisition of purchased technology and intangibles                         --          --          --        (481)     (1,007)
    Cash acquired in acquisition                                                --        (176)         --         185          --
    Pre-acquisition advances to affiliates, net of payments                     --          --          --          --      (1,930)
    Other                                                                       --          --          --          --         110
                                                                          --------    --------    --------    --------    --------
      Net cash provided by (used in) investing activities                    1,049      (2,145)     (1,482)        875      (7,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                   7,190      56,381      41,852      27,775       6,582
    Proceeds from issuance of convertible preferred stock                       --          --          --       2,286          --
    Proceeds from issuance of convertible debt                                  --          --          --       1,384       5,058
    Proceeds from advances on note payable and line of credit                   --          --          --       1,400       2,550
    Proceeds from the exercise of common stock warrants and options            797       2,630       2,173       1,447         219
    Redemption of convertible debt                                              --      (1,500)         --      (1,500)         --
    Redemption of convertible preferred stock                                   --      (2,500)         --      (2,500)         --
    Repayment of note payable, capitalized leases and line of credit           (71)     (1,093)       (250)     (3,732)     (1,665)
    Repayments of loans and distributions to former stockholders                --          --          --          --        (129)
    Other financing                                                             --        (227)         --          --          --
                                                                          --------    --------    --------    --------    --------
      Net cash provided by financing activities                              7,916      53,691      43,775      26,560      12,615
                                                                          --------    --------    --------    --------    --------
Net increase (decrease) in cash                                             (9,172)     11,208      14,424       2,209         845
Cash at beginning of period                                                 18,626       7,418       4,202       1,993       1,148
                                                                          --------    --------    --------    --------    --------
Cash at end of period                                                     $  9,454    $ 18,626    $ 18,626    $  4,202    $  1,993
                                                                          ========    ========    ========    ========    ========
Supplemental disclosures:
    Interest paid                                                         $  3,852    $    830    $    625    $  6,812    $  1,877
    Taxes paid                                                                  50          70          65           2          57

        See accompanying notes to the consolidated financial statements.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 1. FINET.COM, INC.

ORGANIZATION

     FiNet.com, Inc. (Finet), a financial services holding company, provides both traditional and on-line mortgage services to brokers and consumers through its wholly owned subsidiary Monument Mortgage, Inc. (Monument Mortgage). Business-to-business services are provided to brokers and marketed through both traditional means and through its strategic partners. Consumer direct services are marketed through both the internet and various traditional advertising mediums. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

     FiNet has suffered recurring losses from operations and currently projects such losses for 2001. In addition, it has requested, and has been granted, debt covenant violation waivers from its primary warehouse lender. FiNet's current business plan for 2001 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in the third quarter of 2001. As a result, current cash balances are projected to be sufficient to fund the excess of expenses over revenue for the year. Based on FiNet's belief that it will obtain planned results prior to the maturity dates of the financing facilities; the plan also assumes that warehouse lines or other such credit facilities are available through December 31, 2001 in amounts necessary to operate the business and debt covenant violations, if any, are waived without business interruption. Although FiNet cannot guarantee that planned results will be obtained in 2001 or that sufficient debt or equity capital will be available to them under acceptable terms, if at all, FiNet believes that their planned revenue and expense assumptions will be realized. The ability of FiNet to continue as a going concern beyond 2001 is dependent on eventually achieving profitability and on adequate access to capital.

MORTGAGE BANKING ACTIVITIES AND RELATED RISKS AND UNCERTAINTIES

     Monument Mortgage is substantially dependent on its mortgage finance partners and the termination of one or more of these relationships would adversely affect FiNet's business. Monument Mortgage primarily funds and closes single-family mortgages. As a non-depository mortgage banker, Monument Mortgage is dependent on specialized mortgage credit facilities to finance its mortgage lending activities, including, as of February 2001, a $25,000,000 line of credit with its primary warehouse lender. Monument Mortgage expects that this line of credit will remain available to finance its mortgage lending activities; however, there is no certainty that this lending relationship, or any other current lending relationships, will continue. If Monument Mortgage's warehouse line of credit becomes unavailable or diminished, the reduction in Monument Mortgage's borrowing ability could have a material adverse affect on FiNet's results of operations and financial conditions.

     Additionally, in the normal course of its business, Monument Mortgage is exposed to risks common to other companies in the mortgage banking industry, including certain economic and regulatory risks such as: interest rate risk, market risk, credit risk and repurchase risk.

     Monument Mortgage's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $18,934,000 and $36,458,000 as of December 31, 2000 and December 31, 1999 respectively. Until a rate commitment is extended to a borrower, there is no market risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan. Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, which may negatively impact operations

     To protect against such losses, Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 20 to 30 days of funding and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, market interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage also retains the

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 2. FINET.COM, INC. (Continued)

services of Mortgage Capital Management, Inc., ("MCM") an independent hedging service and is able to utilize MCM's reporting services including but not limited to pipeline, commitment and mark-to-market reporting. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sound credit risks at December 31, 2000 and 1999 aggregating $19,700,000 and $110,233,000, respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $39,975,000, and $78,691,000 as of December 31, 2000 and 1999, respectively, and the pipeline loans for which interest rates were committed of $18,934,000 and $36,458,000, respectively.

     Monument Mortgage reduces its exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business by selling all funded loans. However, in connection with loan sales and bulk servicing sales, Monument Mortgage makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that with such representations and warranties are determined to be inaccurate, or there are early payment defaults, Monument Mortgage may be required to repurchase the loans or indemnify the purchasers for any losses. For the year ended December 31, 2000 and the eight months ended December 31, 1999, and for the fiscal year ended April 30, 1999 and 1998, Monument Mortgage repurchased loans totaling $90,000, $6,982,820, $10,034,000 and $347,000 respectively, which resulted in losses of $0, $1,572,000, $759,000, and $347,000, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FiNet and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the presentation for the current year.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase. At December 31, 2000, FiNet had restricted cash of $300,000 relating to a stand-by letter-of-credit required in connection with its office lease. At December 31, 1999, FiNet had restricted cash of $10,403,000 primarily related to amounts received by Monument Mortgage for settlements on sales of mortgage loans that had not yet been applied to reduce the warehouse line of credit.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale, consisting of loans secured by single-family residential properties are carried at the lower of cost or market. Market valuation adjustments of $1,231,000 and $2,937,000 at December 31, 2000 and 1999, respectively, were required and recorded in a valuation allowance by charges to revenues. Additions to the allowance are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans. Subsequent recoveries of items previously charged off are credited to loan loss allowance. Premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Pursuant to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

MORTGAGE SERVICING RIGHTS

     Originated loan servicing is recorded based on its relative fair value when separated from the underlying loan and retained by Monument Mortgage. Purchased loan servicing is recorded at cost, which is not in excess of the future net cash flows related to the servicing profile. Impairment of mortgage servicing rights is determined using the estimated fair value of the servicing rights based on third party appraisals or written bids. The appraisals use a discounted cash flow analysis on a disaggregated portfolio basis stratified by

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loan type, investor type, and interest rate to determine fair value. Any indicated impairment is recorded using a valuation allowance.

DERIVATIVE FINANICAL INSTRUMENTS

     Monument Mortgage utilizes derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline and mortgage loan inventory. The overall objective of Monument Mortgage's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. Monument Mortgage does not speculate on the direction of interest rates in its management of interest rate risk.

     To qualify for hedge accounting, the derivative contract positions must be designated as a hedge and be effective in reducing the market risk of the existing asset or the committed pipeline. The effectiveness of the derivative contracts is evaluated on an initial and ongoing basis using quantitative measures of correlation. If a derivative contract no longer qualifies as a hedge, any subsequent changes in fair value are recognized currently in earnings.

     If a derivative contract that qualifies as a hedge is sold, matures or is terminated, any resulting intrinsic gain or loss adjusts the basis of the underlying item. Unamortized premiums associated with the time value of such contracts are recognized in income. If a designated underlying item is no longer held, any previously unrecognized gain or loss on the related derivative is recognized in earnings and the derivative contract is subsequently accounted for at fair value.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are stated at cost. Depreciation and amortization are computed straight-line over their estimated useful lives of three to seven years. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

GOODWILL

     Goodwill is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic life of the respective asset, generally two to three years. On a periodic basis, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

REVENUE RECOGNITION

     Interest income on the portfolio of mortgages held-for-sale is accrued as earned. When loans become ninety days past due interest income stops accruing and all previously accrued interest is reversed.

     Lending related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of such loans until the related loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in gain on sale of mortgage loans.

     Loan servicing fees represent fees earned for servicing loans for various investors. The fees are either based on a contractual percentage of the outstanding principal balance or a fixed dollar amount per loan. Fees are credited to income when the related payments are received.

     Loan brokerage fees are earned by Monument Mortgage's business-to-consumer segment for the processing of mortgage loan applications for third party lenders. Monument Mortgage never takes title to the mortgage. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

     Direct loan origination costs and other production costs attributable to inventory, as well as other costs associated with revenues earned during the period are included in "Cost of revenues" in FiNet's Consolidated Statements of Operations.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FiNet's revenue components are as follows (in thousands):

                                                                                      Eight Months       Fiscal Years
                                                                    Year Ended            Ended             Ending
                                                                    December 31        December 31         April 30
                                                                 ------------------   ------------    ------------------
                                                                  2000       1999         1999         1999       1998
                                                                 -------    -------      -------      -------    -------
                                                                          (unaudited)
Revenues:
    Warehouse interest income                                    $ 5,030    $ 2,975      $ 2,016      $ 6,009    $ 3,247
    Gain on sale of servicing rights and mortgage loans            2,579      3,011        1,969       11,847     10,187
    Loan servicing fees                                               18        728          305        1,319        823
    Loan brokerage fees                                              416      1,755          797        2,895        418
    Other                                                            101        624          983          343        485
                                                                 -------    -------      -------      -------    -------
                Total revenues                                   $ 8,144    $ 9,093      $ 6,070      $22,413    $15,160
                                                                 =======    =======      =======      =======    =======

COST OF REVENUES

     Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenue" in the Company's Consolidated Statements of Operations. FiNet includes costs of personnel attributable to loan production, expense recorded for loan and receivables losses directly related to loans and servicing assets held for sale, interest expense and other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other costs are included in costs of revenues.

MARKETING AND ADVERTISING COSTS

     All marketing and advertising costs are charged to operating expenses as incurred.

INCOME TAXES

     FiNet and its subsidiaries file consolidated federal and separate or combined tax returns for certain states. State and local income taxes are filed according to the taxable activities of FiNet.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," FiNet uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

     FiNet computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, to the extent such common equivalent shares are dilutive. Since the common equivalent shares for all years were antidilutive (i.e. reduce net loss per share), basic and diluted loss per share are the same.

FiNet has excluded all outstanding warrants and options to purchase common stock and shares potentially issuable upon conversion of convertible subordinated debentures that existed at April 30, 1998 from the calculation of loss per share, because their inclusion would be antidilutive (i.e., reduce the net loss per share) for all periods presented. The number of options to purchase common stock that were excluded are 599,205, 989,569, 626,000 and 61,490 for the year ended December 31, 2000 and the eight months ended December 31, 1999, and the fiscal years ended April 30, 1999 and 1998, respectively. Warrants to purchase common stock of 1,270,935, 1,233,417; 1,368,417 and 883,000 for the twelve months ended December 31, 2000 and 1999 and for the fiscal years ended April 30, 1999 and 1998, respectively, and 221,583 shares potentially issuable upon conversion of subordinated debentures for the fiscal year ended April 30, 1998, were also excluded.

COMPREHENSIVE INCOME (LOSS)

     FiNet adopted SFAS No. 130, "Reporting Comprehensive Income," at April 30, 1999. FiNet is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income
(loss)  includes  certain  changes in equity that are  excluded  from net income
(loss). FiNet recorded other comprehensive income related to unrealized gains on the appreciation of marketable equity securities.

STOCK-BASED COMPENSATION

     FiNet accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as SFAS No. 123, "Accounting for Stock-Based Compensation" permits. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of FiNet's stock over the exercise price, if any, on the grant date. FiNet, as required, follows the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, SFAS No. 137 and 138, in June 1999 and June 2000, respectively. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in cumulative other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted Statement No. 133, as amended on January 1, 2001. The fair market value of the derivatives held by the Company on January 1, 2001 was not material, and as a result, the adoption did not have a significant impact on the Company's financial position or results of operations. The impact of SFAS No. 133 on the Company's financial position or results of operations in the future, however, will depend on a variety of factors, including the level of hedging activity, the types of hedging instruments used and the effectiveness of such instruments.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 3. ACQUISITIONS AND DISPOSITIONS

     On October 28, 1999, FiNet acquired the remaining 50% interest in a joint venture from the joint venture partner. As consideration for the purchase, FiNet issued 50,000 shares of its common stock valued at $1,462,000. The only asset of the joint venture was 300,000 common shares of Homeseekers.com equity securities, which became marketable during 1999. The joint venture had no operating activities. The securities were classified as "available for sale" and were valued using publicly available market quotations. Of the original 300,000 shares, FiNet sold 96,000 shares in 1999 and the remainder of the shares were sold in 2000. FiNet recognized gains on the sale of these marketable equity securities of $824,000 and $366,000 during the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. At December 31, 1999, $1,704,000 of unrealized gains were included in accumulated comprehensive income within stockholders' equity related to these securities.

     On August  20,  1999,  FiNet  acquired  certain  operations  and  assets of
Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations are being used in FiNet's wholly owned subsidiary, Monument Mortgage's business-to-consumer segment. The purchase price of the acquired assets was 116,667 shares of FiNet's common stock, 46,667 of which were issued at closing and valued at approximately $1,820,000. Including expenses, the purchase price of these assets and operations, was $1,997,000. The $1,997,000 purchase price was recorded as goodwill, using purchase method accounting, with an amortization period of 36 months. Amortization expense for the year ended December 31, 2000, totaled $723,000 and for the eight months ended December 31, 1999, totaled $240,000. The remaining 70,000 shares were escrowed subject to release to the seller upon the satisfaction of certain contingencies. The value of the escrowed shares were recorded as additional purchase price and added to goodwill. On August 25, 2000, 35,000 shares valued at $275,000 were released from escrow to the seller upon the satisfaction of a portion of the contingencies. Additionally, certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non interest-bearing loan to the seller, secured by 16,667 of the escrowed shares and consulting and employment agreements with the seller. As this loan was solely secured by the seller's interest in 16,667 shares of the Company's common stock, the reduction in market value of the underlying collateral during 2000 resulted in the write-down of this loan balance which was included in "Special charges" within the consolidated statements of operations during the year ended December 31, 2000.

     On May 19, 1998, FiNet acquired all of the issued and outstanding shares of Mical Mortgage, Inc., a non-public mortgage banker with offices in San Diego, California and Las Vegas, Nevada, in exchange for 46,000 shares of FiNet's common stock. On the purchase date, 35,994 of these shares were issued and were valued at $1,674,000. The remaining shares are issuable by FiNet upon the resolution of specified contingencies related to the acquisition and would be recognized as additional purchase price if and when the contingencies were satisfied. The acquisition was accounted for using purchase method accounting. The excess of purchase price over the fair value of the net assets acquired of $3,332,000 was recorded as goodwill. Accordingly, the results of Mical's operations have been included in FiNet's consolidated financial statements subsequent to the acquisition date. FiNet discontinued the operations of Mical during fiscal 1999 and expensed the remaining unamortized goodwill relating to the acquisition.

     On April 30, 1998, FiNet acquired all the issued and outstanding common shares of Coastal Federal Mortgage Company, a non-public, sub-prime mortgage banker with offices in New Jersey, Pennsylvania and Florida, in exchange for 104,167 shares of FiNet common stock. This transaction was accounted for as a pooling of interest transaction and, consequently, the consolidated financial statements of FiNet have been restated to include the balance sheet and statements of operations of Coastal for all periods reported. FiNet discontinued the operations of Coastal Federal Mortgage during fiscal 1999 and recorded $405,000 in special charges in the consolidated statements of operations related to liquidating the assets and satisfying the liabilities of Coastal.

     On February 9, 1998, FiNet acquired all of the issued and outstanding stock of iQualify, Inc., a software developer whose principal asset is the iQualify software, for the aggregate consideration of 4,167 shares of FiNet common stock valued at $180,000, plus certain future usage-based payments. The acquisition was accounted for using purchase method accounting.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 3. ACQUISITIONS AND DISPOSITIONS (Continued)

     In December 1997, FiNet completed the purchase of substantially all of the assets of Real Estate Office Software, Inc. ("REOS"), a Nevada corporation. REOS is a software development and marketing company whose primary product was a proprietary realtor productivity tool called the Real Estate Office. The total purchase price paid was $1,261,000, consisting of $641,000 and 16,667 shares of FiNet's common stock valued at $620,000. In January 1999, management determined that REOS no longer fit FiNet's strategic direction; accordingly, FiNet expensed the remaining recorded value of REOS of $690,000 and included the amount in "Special charges" in FiNet's consolidated statement of operations.

NOTE 4. MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights and the related valuation allowance activity was as follows (in thousands):

                                                           Eight Months              Year Ended
                                                               Ended                  April 30
                                                            December 31      ---------------------------
                                                               1999             1999             1998
                                                            ----------       ----------       ----------
Balance at beginning of year                                $    2,693       $    5,478       $      579
Additions                                                           --            1,192            5,763
Sales                                                           (2,539)          (1,825)            (268)
Scheduled amortization                                              --           (1,199)            (596)
Impairment additions charged to operations                        (154)          (1,703)              --
Impairment reductions credited to operations                        --              750               --
                                                            ----------       ----------       ----------
Ending balance                                              $       --       $    2,693       $    5,478
                                                            ==========       ==========       ==========

     In connection with mortgage servicing activities, Monument Mortgage segregates escrow and custodial funds in separate trust accounts and excludes this balance of $284,000 and $571,000 at December 31, 2000 and 1999, respectively, from FiNet's balance sheet.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists of the following:

                                                            December 31
                                                  -----------------------------
                                                       2000             1999
                                                  -----------------------------
                                                          (in thousands)
Furniture and fixtures                            $    1,182         $    1,304
Computer equipment                                     2,788              3,313
Leasehold improvements                                   283                260
                                                  -----------------------------
Total cost                                             4,253              4,877
Less accumulated depreciation                         (1,541)              (406)
                                                  -----------------------------
Net furniture, fixtures and equipment             $    2,712         $    4,471
                                                  =============================

     During the eight months ended December 31, 1999, FiNet expensed $1,385,000 related to the retirement of fixed assets as a result of a relocation of the corporate headquarters and primary operations. See Note 11, "Special Charges".

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 6. BORROWING ARRANGEMENTS

     Borrowing arrangements consist of the following:

                                                                                                    December 31
                                                                                             -------------------------
                                                                                               2000              1999
                                                                                             -------------------------
                                                                                                   (in thousands)
Warehouse and other borrowing arrangements
Warehouse lines of credit:
   $60 million committed at December 31, 2000, and $75 million committed at December 31, 1999, respectively, bearing interest at
      LIBOR plus variable spread, expires February 28, 2001                                  $35,922           $73,125
Purchase/Repurchase agreements:
   $15 million, bearing interest at Fed Funds + 0.70%, no expiration date                         --             7,316
   $20 million, bearing interest at prime - 1.00%, expires July 31, 2001                          --                --
   $10 million, bearing interest at prime                                                         --                12
                                                                                             -------------------------
                                                                                             $35,922           $80,453
                                                                                             =========================
Notes payable and capitalized leases (various rates)                                         $    70           $   141
                                                                                             =========================

WAREHOUSE LINES OF CREDIT

     In August 1999, Monument Mortgage entered into a new lending agreement with its primary warehouse lender, GMAC/RFC. As of December 31, 2000, this agreement provided a committed $60,000,000 warehouse borrowing facility that carries a rate of interest ranging from LIBOR plus 1.75% to LIBOR plus 2.25%. The agreement originally was scheduled to expire on February 28, 2001, however, the expiration date of this borrowing arrangement has been extended until May 31, 2001, with a borrowing line of credit of $25,000,000. FiNet believes that Monument Mortgage will be able to renew this facility upon or prior to expiration and/or be able to obtain additional borrowing arrangements.

     For the year ended December 31, 2000, the eight months ended December 31,1999, and fiscal year ended April 1999 and 1998, the Company recorded warehouse interest expense of $4,049,000, $1,002,000 and $6,587,000 and $2,710,000, respectively. Borrowings under this warehouse facility are secured by the mortgages held for sale, financed thereunder. At December 31, 2000 and 1999, LIBOR was 6.64% and 6.49% respectively.

     FiNet's    available    credit   lines   also    include   a    $15,000,000
purchase/repurchase agreement with Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program). Under the ASAP Plus program, Fannie Mae funds the loans delivered to Fannie Mae upon receipt of appropriate collateral. Fannie Mae subsequently purchases the loans for cash upon receipt of complete and accurate loan documentation. At December 31, 2000 Monument Mortgage had no borrowings under this facility and at December 31,1999, the Monument Mortgage had $7,300,000 of borrowings outstanding.

     Additionally, Monument Mortgage has a $20,000,000 loan participation agreement with Gateway Bank, F.S.B. ("Gateway Bank") that expires on July 31, 2001. Under this agreement, Monument Mortgage offers to sell an undivided participation ownership interest in mortgages underwritten by Monument Mortgage to Gateway Bank at a purchase price of 100% of the principal balance or the take-out commitment amount obtained from independent investors, whichever is less. At the time such mortgages are sold to independent investors, Gateway Bank earns a yield of prime less 1.00% on participated balances. This program originated during 2000 and at December 31, 2000, there were no loans participated to Gateway Bank.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 6. BORROWING ARRANGEMENTS (Continued)

WAREHOUSE FACILITY COVENANTS

     The warehouse agreement with GMAC/RFC contains various financial covenants including minimum tangible net worth, current ratio, permitted cumulative loss and leverage ratio requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At December 31, 2000 and 1999, FiNet was in default of its primary warehouse lending agreement, as a result of violations of the permitted cumulative net loss and liability growth rate covenants. On February 22, 2001, and subsequent to December 31, 1999, GMAC/RFC waived the non-compliance.

3% SUBORDINATED CONVERTIBLE DEBENTURES

     During the fiscal years ended April 30, 1999 and 1998, FiNet issued an aggregate of $7,000,000 of 3% Subordinated Convertible Debentures in a private placement, with interest payable in FiNet common stock when converted, or in cash at maturity, redemption or retirement. FiNet also issued 14,583 detachable warrants to purchase FiNet common stock in connection with the debenture issuances. These debentures were issued in three separate tranches. The first two tranches totaling $5,500,000 issued in fiscal 1998, and the third tranch totaling $1,500,000 issued in fiscal 1999. The debentures were convertible into FiNet common stock at the lesser of $60 per common share or 78% of the determined market price prior to conversion.

     FiNet recorded $1,974,000 as additional paid in capital for the discount deemed related to imputed interest for the preferential conversion feature on the debentures, during the fiscal years ended April 30, 1999 and 1998. This discount was amortized to interest expense over the period from the date of issue to the date the debentures first became convertible. Interest expense of $267,000, $1,687,000 and $287,000 was recognized in connection with the discount amortization and is included in other interest expense for the year ended December 31, 1999, and the fiscal years ended April 30, 1999, and 1998 respectively.

     In January 1999, $1,100,000 of the total $7,000,000 debentures were converted into 183,333 common shares at a conversion price of six dollars per share, and an additional $4,400,000 of debentures were converted into 611,111 shares of FiNet common stock at a conversion price of $7 per share. The remaining $1,500,000 of debentures were redeemed for cash at 100 percent of face value. In connection with the redemption, FiNet also issued to the debenture holders 70,000 warrants to purchase FiNet common stock at an exercise price of $18 per share with a five-year term. Expense of $739,000 was recorded for the deemed fair value of these warrants and is included in "Other expense" in FiNet's Consolidated Statements of Operations. Additionally, capitalized debt issuance costs of $546,000 were expensed in fiscal year ended April 30, 1999, and are included in "Other interest expense" on FiNet's Consolidated Statements of Operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

LEASES

     FiNet leases its facilities and certain equipment under non-cancelable operating leases. Future minimum payments consist of the following at December 31, 2000, (in thousands):

          Fiscal Year                                          Operating
          -----------                                          ---------

          2001..........................................        $  1,196
          2002..........................................           1,041
          2003..........................................             932
          2004..........................................             304
          2005..........................................               0
                                                                --------
          Total minimum lease payments..................        $  3,473
                                                                ========

     Rent expenses for the year ended December 31, 2000, and for the eight months ended December 31, 1999, and for the fiscal years ended April 30, 1999 and 1998, were $1,729,000, $1,012,000, $867,000 and $601,000, respectively.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 7. COMMITMENTS AND CONTINGENCIES (Continued)

LITIGATION

     On January 14, 1998, prior to the Company's acquisition of Mical, a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the Court has not ruled on the matter. The Company intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

     On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss or in the alternative to change venue to New York. At a hearing held on August 28, 2000, the California Court denied First City's motion to dismiss. First City answered the complaint and filed a "cross-complaint," which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the remaining parties to mediation. A mediation conference is scheduled for April 26, 2001. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

     FiNet and certain subsidiaries are defendants in various other legal proceedings, which FiNet considers to be ordinary routine litigation incidental to FiNet's business. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom, will have a material adverse effect on the consolidated financial position or results of operations of FiNet and its subsidiaries.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

     o Cash, accounts receivable, and warehouse and other lines of credit. The carrying amounts of these assets and liabilities approximate fair value because of the short maturity of these instruments.

     o Mortgages held for sale. Fair values for mortgages held for sale are based on management's estimate of the ultimate realizable value.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     o Mortgage servicing rights. Fair values for mortgage servicing rights are based on third party appraisals and written bids to purchase Monument Mortgages's mortgage servicing rights.

     o Notes payable. The carrying value is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

     o Loan commitments to fund (locked pipeline) and loan and mortgage backed securities forwards. The fair value for the locked pipeline, allowing for estimated fallout based on historical experience, and loan and mortgage backed securities forwards, are based on quoted market prices

     The carrying values and the estimated fair values of our financial instruments at December 31, 2000 and 1999 are as follows:

                                                 December 31, 2000                        December 31, 1999
                                            -----------------------------           -----------------------------
                                            Carrying           Estimated            Carrying           Estimated
                                              Value            Fair Value             Value            Fair Value
                                            --------           ----------           --------           ----------
                                                  (In thousands)                           (In thousands)
Assets:
  Mortgages held for sale                    $39,975             $39,975             $78,691             $78,691
  Liabilities:
  Notes payable                                   70                  70                  70                  70
Off Balance Sheet:
  Loan commitments to fund                        --                  65                  --                 881
  Loan and mortgaged backed
     securities forwards                          --                  79                  --                 243

NOTE 9. STOCKHOLDERS' EQUITY

     As of December 31, 2000, the Company had outstanding warrants as follows:

          Number of Warrants     Exercise Price   Year of Expiration
          Issued (Thousands)       Per Share
        ---------------------- ------------------ ------------------
                         1,074    $ 6.00-18.00        2001-2008
                            46    $18.01-36.00        2003-2005
                            63    $36.01-54.00        2001-2003
                            88    $54.01-60.00        2001-2002
        ----------------------
                         1,271
        ======================

     On February 20, 2001, FiNet effected a one-for-twelve reverse stock split of its outstanding shares of common stock, approved by a majority its stockholders. All share data has been restated for all periods to reflect this reverse stock split.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 9. STOCKHOLDERS' EQUITY (Continued)

     In October of 2000, FiNet issued 1,541,667 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $7,400,000, a portion of which was purchased by Banco Espirito Santo de Investimento, S.A, which along with its affiliates beneficially owns more than five percent of FiNet's Common Stock. As compensation for services rendered in connection with the private placement, FiNet will issue to certain financial advisors, upon the resolution of certain items, 500,000 warrants with a five year term to purchase common stock at an exercise price of $9.00 per share. Upon the resolution of certain items in 2001, the market value of the warrants will be recorded as a cost of the transaction as an offset to the additional paid in capital raised from the private placement with an offsetting credit to additional paid in capital to record the issuance of the warrants

     In September 1998, FiNet issued 21 shares of its $2,500 Series A Convertible Preferred Stock in a private placement generating proceeds of $2,286,250, net of expenses. In addition, FiNet issued warrants to the preferred investors to purchase 20,833 shares of FiNet common stock at an exercise price of $12.00 per share. The Company recorded a preferred stock discount of $705,000 upon issuance of the preferred stock. This discount was amortized to the date the preferred stock first became convertible. The entire discount was amortized in fiscal 1999 and is reported as "In-substance preferred dividend" in the 1999 consolidated statement of operations. During fiscal year ended April 30, 1999, the $2,500,000 Series A Convertible Preferred stock was redeemed at face value.

NOTE 10. STOCK OPTIONS

1989 STOCK OPTION PLAN Expired

     The Company's 1989 Stock Option Plan (the "1989 Plan") provided for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 145,833 shares of common stock. The 1989 Plan is administered by the Compensation Committee of the Board of Directors. The Committee is authorized to determine the terms of options granted under the 1989 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1989 Plan may be incentive stock options or nonqualified stock options.

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

     Upon termination of employment, the optionee generally has the right to exercise, for 90 days following the termination date, any outstanding option to the extent it is exercisable on the date of termination, after which all unexercised options lapse. In the event of an optionee's death or disability, the optionee may exercise any outstanding option, to the extent it is exercisable, for one year following the termination date. At December 31, 2000, 41,562 options were outstanding under this plan.

1998 STOCK OPTION PLAN

     The Company's 1998 Stock Option Plan (the "1998 Plan") provides for the grant of options to officers, employee directors, other employees and consultants of FiNet.com to purchase up to an aggregate of 833,333 shares of common stock. The 1998 Plan is administered by the Board of Directors. The Board of Directors determines the terms of options granted under the 1998 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1998 Plan may be incentive stock options or nonqualified options. In general, the 1998 Plan has the same terms and conditions as the 1989 Plan. As of December 31, 2000, 415,128, options were available for grant under the 1998 plan.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     The Company's 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") provides for an automatic grant of an option to purchase 3,333 shares of common stock to non-employee directors upon their election or appointment to the Board of Directors and 5,000 shares for subsequent annual grants. The aggregate number of shares that can be purchased under this plan is 83,333. In February 2001, the Board approved, subject to stockholder approval, an amendment to the Directors' Plan increasing the aggregate number of shares reserved for issuance thereunder by 200,000, from 83,333 to 283,333, in order to ensure that there will be a sufficient reserve of shares to permit the grant of further options to existing and new directors of the Company. The Board believes that this amendment is necessary to permit the Company to remain competitive in the industry and to continue to attract and retain qualified

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 10. STOCK OPTIONS (Continued)

directors by providing them with appropriate equity incentives. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board of Directors. The initial option grant vests 100% on grant. Subsequent annual grants under the Directors' Plan become exercisable in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the
Company, the unexercisable portion lapses. As of December 31, 2000, 54,167 options, were available for grant under this plan.

STOCK BONUS INCENTIVE PLAN

     The Company's Stock Bonus Incentive Plan (the "Stock Bonus Plan") provides for the grant of bonus shares to any of the Company's employees, directors, officers and to consultants or advisers to the Company. The Board of Directors has authorized up to an aggregate of 72,917 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board of Directors. Each grant of bonus shares becomes exercisable according to a schedule to be established by the Board of Directors at the time of grant.

OTHER AGREEMENTS

     In December 1999, the Company entered into an employment agreement with its new executive officer. Pursuant to the agreement, the Company granted the executive officer 250,000 options under the 1998 Stock Option Plan at an exercise price of $12.37.

1999 Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which 41,667 shares of common stock have been reserved for issuance. Under this plan, FiNet's employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. During 2000, 6,104 shares of common stock were purchased by FiNet's employees.

     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Compensation expense recognized in income under APB 25 for the year ending December 31, 2000, the eight months ended December 31, 1999, were $47,260 and $184,174 and $0 for the fiscal years ending April 30, 1999 and 1998.

     Statement of Financial Account Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, the Company will continue to apply the existing account rules under APB No. 25 and provide pro forma net income and pro forma earnings per share (EPS) disclosures for stock-based awards made during the year ending December 31, 2000 as if the fair-value-based method defined in SFAS No.123 had been applied.

                                                Year Ended    Eight Months Ended        Fiscal Year Ended
                                                           December 31              ------------------------
                                                    ------------------------                April 30
Pro Forma Statement of Operations                      2000            1999            1999            1998
---------------------------------                   --------        --------        --------        --------
                                                            (In thousands, except for per share data)
Estimated stock-based compensation                  $  4,313        $  2,310        $  1,715        $    200
Net loss as reported                                 (24,797)        (25,328)        (37,243)         (9,379)
Pro forma net loss                                   (29,110)        (27,638)        (38,958)         (9,579)
Loss per share as reported                          $  (3.05)          (3.40)          (9.54)          (3.70)
Pro forma loss per share                            $  (3.58)       $  (3.72)       $  (9.96)       $  (3.84)

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 10. STOCK OPTIONS (Continued)

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 2000, and the eight months ended December 31, 1999, and fiscal year ended April 30, 1999, and 1998, respectively: risk-free interest rates of 6.39% to 6.84%; 5.38% to 6.52%; 4.78% to 5.53%; 5.5%; volatility of 179.62%; 132.86%;
141%; and 50%; a dividend growth rate of zero was used since FiNet does not intend to pay dividends on its common stock; the expected life equals to 0.92 years over the vesting period for the year ended December 31, 2000, 0.53 years over the vesting period for the eight months ended December 31, 1999, one year over the vesting period for fiscal year ended April 30, 1999, and the remaining option terms for fiscal 1998.

     The weighted-average grant-date fair value and exercise price of options granted during the year ended December 31, 2000, and eight months ended December 31, 1999, fiscal year ended April 30, 1999 and 1998 are summarized below:

                                                                    Weighted-         Weighted-
                                                                     Average          Average
                                                      Shares       Fair Value      Exercise Price
                                                    -----------    -----------     --------------
Year Ended December 31, 2000
    Granted
         Price = Market Value...................       365,741         $11.32           $12.10
         Price > Market Value...................            --             --               --
         Price < Market Value...................        20,000         $14.82           $13.39
Eight Months Ended December 31, 1999
    Granted
         Price = Market Value...................       437,770         $24.50           $28.51
         Price > Market Value...................            --             --               --
         Price < Market Value...................        17,083         $35.31           $29.16
Fiscal Year Ended April 30, 1999
    Granted
         Price = Market Value...................       627,752         $10.32           $11.88
         Price > Market Value...................           625         $10.20           $13.56
         Price < Market Value...................         6,667         $12.96           $16.20
Fiscal Year End April 30, 1998
    Granted
         Price = Market Value...................        12,333         $34.20           $53.28
         Price > Market Value...................            --             --               --
         Price < Market Value...................         3,333         $33.96            $6.00

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 10. STOCK OPTIONS (Continued)

     The following table summarizes stock option plan activity for the year ended December 31, 2000, and eight months ended December 31, 1999, and fiscal years ended April 30,1999 and 1998:

                                                                                                    Weighted
                                                                                                     Average
Employee Stock Option Summary                           Options           Exercise Price         Exercise Price
-------------------------------------------------   ---------------     ------------------      -----------------
Outstanding at May 1, 1997                                   46,573             $0.72-6.00                  $1.80
Granted                                                      15,667             6.00-66.00                  50.16
Exercised                                                        --                     --                     --
Expired / Cancelled                                            (750)                 36.00                  33.72
                                                    ---------------
Outstanding at May 1, 1998                                   61,490             0.72-66.00                  13.80
Granted                                                     635,043             6.00-39.00                  11.88
Exercised                                                   (31,920)             0.72-9.00                   0.84
Expired / Cancelled                                         (38,572)            6.00-39.00                  14.28
                                                    ---------------
Outstanding at April 30, 1999                               626,041             0.72-66.00                  12.36
Granted                                                     454,853           12.36-109.56                  28.56
Exercised                                                   (19,826)            6.00-13.56                   8.52
Expired / Cancelled                                         (71,499)            9.00-80.28                  30.72
                                                    ---------------
Outstanding at December 31, 1999                            989,569            0.72-109.56                  18.60
Granted                                                     385,741             4.13-22.13                  12.17
Exercised                                                   (95,547)            0.72-12.37                   8.41
Expired / Cancelled                                        (680,558)           6.76-109.50                  21.31
                                                    ---------------
Outstanding at December 31, 2000                            599,205             0.72-80.26                  12.95
                                                    ===============

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:


     Weighted
Average                                                              Weighted                           Weighted
Remaining                                                             Average                            Average
                                     Number      Contractural        Exercise          Number           Exercise
   Range of Exercise Prices       Outstanding        Life              Price        Exercisable           Price
-----------------------------------------------------------------------------------------------------------------
      0.07200  -    7.87200           101,780        8.77              6.48670           32,093          5.57610
      8.62800  -   12.00000            56,465        8.88              9.17410           16,212          9.36790
     12.37200  -   12.37200           258,009        8.98             12.37200           68,772         12.37200
     12.75000  -   15.00000            37,777        8.87             13.75110            8,057         14.10880
     15.37200  -   15.37200           106,623        9.16             15.37200           34,920         15.37200
     16.87200  -   36.00000            27,253        8.67             24.44770           16,918         25.48870
     44.25600  -   44.25600             5,779        8.71             44.25600            1,808         44.25600
     51.75600  -   51.75600               833        8.54             51.75600              208         51.75600
     54.00000  -   54.00000             4,166        2.07             54.00000            4,166         54.00000
     80.25600  -   80.25600               520        8.40             80.25600              390         80.25600
                               --------------                                      ------------

      0.07200  -   80.25600           599,205        8.89             12.95160          183,544         14.22220
                               ==============                      ===========

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 11. SPECIAL CHARGES

     During the year ended December 31, 2000, FiNet recorded a non-recurring expense of $500,000 that represented a write-down of a non-interest bearing loan receivable solely secured by 17,000 of the Company's escrowed common shares. As this loan was solely secured by the seller's interest in 17,000 shares of the Company's common stock, the reduction in market value of the underlying collateral during 2000 resulted in the write-down of this loan balance which is included in "Special charges" within the consolidated statements of operations during the year ended December 31, 2000.

     During year ended December 31, 2000, FiNet recorded an expense of $1,299,000 for the purchase of certain loan origination and tracking software and systems that were subsequently determined unsuitable for FiNet's needs. During 2000 FiNet recovered $335,000 of this amount from the vendor, resulting in a net expense of $964,000.

     In connection with the relocation of FiNet's corporate headquarters and operating facilities from Walnut Creek, California to San Ramon, California, during the eight months ended December 31, 1999, an expense of $1,385,000 was recorded to write-off fixed furniture, fixtures and equipment that would no longer be employed in the new location.

     In addition, FiNet recorded nonrecurring charges associated with its discontinued business units during fiscal year ended April 30, 1999. FiNet assessed the remaining goodwill balance and determined that the amount was not recoverable from future cash flow. Goodwill of $3,189,000, net of purchase accounting adjustments and recorded amortization, was expensed as part of these special charges in fiscal 1999. Approximately 130 employees were terminated during fiscal year ended April 30, 1999 as a result of the Mical closure. FiNet also recorded a special charge expense of $642,000 during the fiscal year ended 1999 to recognize exit costs primarily associated with severance payments and occupancy lease costs. During the eight months ended December 31, 1999, $352,000 was recorded as expense associated with the write off of the remaining furniture, fixtures and equipment of Mical.

     Except for the items detailed above totaling $352,000 for the eight months ended December 31, 1999 and $642,000 for the fiscal year ended April 30, 1999, all other financial statement effects of winding down Mical are included in results from operations as incurred. At December 31, 1999, the balance of the special charge accrual was $202,000, which represents lease costs of vacated space that FiNet expected to incur subsequent to December 31, 1999.

     During the year ended April 30, 1999, FiNet also recorded nonrecurring expenses of $405,000 to liquidate certain assets and settle certain liabilities in connection with closing Coastal and $690,000 to expense the unamortized balance of its Real Estate Office Software (REOS) technology. Management closed Coastal and expensed the remaining balance of REOS upon determining that FiNet would no longer employ these assets in its future strategic direction.

     In fiscal 1998, FiNet wrote off $1,010,000 relating to software services and loan leads. Management determined that these assets were permanently impaired, as they did not fit FiNet's strategic plans and would no longer be employed in future operations.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 12. INCOME TAXES

     The provisions for income taxes consist of the following:

                                                              Eight Months
                                               Year Ended         Ended              Fiscal Years Ended
                                                      December 31                         April 30
                                               ---------------------------       ----------------------------
                                                  2000             1999             1999              1998
                                               ----------       ----------       ----------        ----------
                                                                      (In thousands)
Current Federal                                $       --       $       --       $       --        $      236
Current State                                          50               65                5                80
                                               ----------       ----------       ----------        ----------
                                                       50               65                5               316
Deferred Federal                                       --               --               --               (70)
Deferred State                                         --               --               --               (20)
                                               ----------       ----------       ----------        ----------
                                                       --               --               --               (90)
                                               ----------       ----------       ----------        ----------
Total                                          $       50       $       65       $        5        $      226
                                               ==========       ==========       ==========        ==========

     The reconciliation of the provision for income taxes computed at U.S. statutory income tax rates to pretax income is as follows:

                                                                             Eight Months
                                                               Year Ended        Ended            Fiscal Years Ended
                                                                       December 31                    April 30
                                                                -------------------------     -------------------------
                                                                   2000           1999           1999            1998
                                                                ----------     ----------     ----------     ----------
Federal statutory income tax rate                                    (34.0)%        (34.0)%        (34.0)%        (34.0)%
State and local income taxes, net of federal tax effect                0.1%           0.2%            --            0.4%
Non-deductible goodwill                                                 --             --            4.0%            --
Valuation allowance                                                   37.4%          33.5%          20.8%          36.5%
Prior period adjustment                                                 --             --            5.0%            --
Other, net                                                            (3.3)%          0.6%           4.2%          (0.6)%
                                                                ----------     ----------     ----------     ----------
Total                                                                  0.2%           0.3%           0.0%           2.3%
                                                                ==========     ==========     ==========     ==========

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 12. INCOME TAXES

     The significant components of FiNet's deferred tax liabilities and assets as of December 31, 2000, and as of December 31, 1999 are as follows:

                                                                        December 31
                                                              --------------------------------
                                                                  2000                1999
                                                              ------------        ------------
                                                                       (in thousands)
Deferred tax liabilities
   Originated mortgage servicing rights                       $         --        $         --
   Marketable Securities                                                --                 764
   Depreciation                                                        215                  41
                                                              ------------        ------------
   Total deferred tax liabilities                                      215                 805
                                                              ------------        ------------
Deferred tax assets:
   Net operating loss carryforwards                                 39,182              28,848
   Loan loss and other reserves                                      1,886               2,138
   Goodwill and other intangibles                                      346                 396
   Deferred revenue                                                     --                 175
   Accrued expenses & other                                            473                 852
                                                              ------------        ------------
Total deferred tax assets                                           41,887              32,409
Valuation allowance                                                (41,672)            (31,604)
Net deferred tax asset                                                 215                 805
                                                              ------------        ------------
Total net deferred tax liabilities and assets                 $         --        $         --
                                                              ============        ============

     Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding FiNet's ability to realize the benefits associated with its net operating losses, a valuation allowance was established against its net deferred tax asset. During the year ended December 31, 2000 and the year ended December 31, 1999, the valuation allowance was increased by $10,068,000 and $9,842,000, respectively. A portion of the valuation allowance relates to deductions from the exercise of stock options. If realized, the benefit from the reduction of that portion of the valuation allowance will be credited to equity

     At December 31, 2000,  FiNet has federal net operating  loss  carryforwards
(NOL) of approximately $102 million. The NOLs expire in the years 2004 through 2020. FiNet has smaller state carryforwards that expire in the years 2001 through 2020. Due to ownership changes, these carryforwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation could result in the expiration of a significant portion of the NOL before full utilization.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 13. NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following table presents non-cash investing and financing information for the years ended December 31, 2000 and 1999 and for fiscal years ended April 30, 1999 and 1998:

                                                                                Eight Months         Fiscal Years Ended
                                                                Year Ended         Ended        ---------------------------
                                                                        December 31                        April 30
                                                                --------------------------       ---------------------------
                                                                   2000            1999             1999             1998
                                                                ----------      ----------       ----------       ----------
                                                                                      (in thousands)
Common stock and warrants issued for services                         $960          $1,804             $580            $392
Common stock issued to purchase certain assets and
  operations of Lowestrate .com                                         --           1,821               --              --
Common stock issued to purchase the remaining 50%
  interest of a joint venture not already owned                         --           1,463               --              --
Common stock issued for purchased technology and
  intangibles                                                           --              --              320           1,364
Warrants issued upon conversion of convertible debt                     --                              739              --
Common stock issued upon debenture conversion                           --                            5,500              --
In-substance dividend on preferred stock discount                       --              --              705              --
3% convertible debenture discount                                       --              --              423              --
Acquired in acquisition:
  Furniture, fixtures and equipment                                     --              --              505              --
  Mortgages held for sale                                               --              --           84,598
  Other assets                                                          --              --            3,995              --
  Accounts payable and other accrued expenses                           --              --            9,829              --
  Debt                                                                  --              --           82,634              --

NOTE 14. SEGMENT DATA

     FiNet has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified two reportable business segments: business-to-business and business-to-consumer.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 14. SEGMENT DATA (Continued)

     Information related to FiNet's reportable operating segments is shown below (in thousands):

                                                                            Eight Months
                                                      Years Ended               Ended            Fiscal Years Ended
                                                      December 31            December 31             April 30
                                                ------------------------      ---------      ----------------------------
                                                   2000           1999           1999           1999           1998
                                                ---------      ---------      ---------      ---------      ---------
                                                              (unaudited)
Revenue
    Business-to-business                        $   6,922      $   7,961      $   4,408      $  19,411      $  14,394
    Business-to-consumer                            1,222            524          1,054          3,002            766
                                                ---------      ---------      ---------      ---------      ---------
Segment Revenue                                 $   8,144      $   8,485      $   5,462      $  22,413      $  15,160
    Corporate                                          --            608            608             --             --
                                                ---------      ---------      ---------      ---------      ---------
                                                $   8,144      $   9,093      $   6,070      $  22,413      $  15,160
                                                =========      =========      =========      =========      =========

Operating loss
    Business-to-business                        $ (13,911)     $ (25,972)     $ (14,716)     $ (17,455)     $    (508)
    Business-to-consumer                           (5,152)       (10,303)        (4,769)        (4,642)        (4,485)
                                                ---------      ---------      ---------      ---------      ---------
Segment operating income                          (19,063)       (36,275)       (19,485)       (22,097)        (4,993)
    Corporate                                      (6,699)       (13,222)        (5,843)       (11,460)        (3,740)
                                                ---------      ---------      ---------      ---------      ---------
                                                $ (25,762)     $ (49,497)     $ (25,328)     $ (33,557)     $  (8,733)
                                                =========      =========      =========      =========      =========

Capital expenditures
    Business-to-business                        $     990      $   4,046      $   3,687      $     116      $   1,486
    Business-to-consumer                               58            238            217             75             55
                                                ---------      ---------      ---------      ---------      ---------
Segment Capital expenditures                        1,048          4,284          3,904            191          1,541
    Corporate                                         117            476            434            703            113
                                                ---------      ---------      ---------      ---------      ---------
                                                $   1,165      $   4,760      $   4,338      $     894      $   1,654
                                                =========      =========      =========      =========      =========

Identifiable assets
    Business-to-business                        $  46,535      $ 101,837      $ 101,837      $  22,147      $  91,174
    Business-to-consumer                            2,737          5,990          5,990         (3,782)         3,362
                                                ---------      ---------      ---------      ---------      ---------
Segment Identifiable assets                        49,272        107,827        107,827         18,365         94,536
    Corporate                                       5,475         11,981         11,981         26,890          6,932
                                                ---------      ---------      ---------      ---------      ---------
                                                $  54,747      $ 119,808      $ 119,808      $  45,255      $ 101,468
                                                =========      =========      =========      =========      =========

Long-lived assets
    Business-to-business                        $   2,305      $   3,800      $   3,800      $     624      $     783
    Business-to-consumer                              136            224            224            311            452
                                                ---------      ---------      ---------      ---------      ---------
Segment long-lived assets                           2,441          4,024          4,024            935          1,235
    Corporate                                         271            447            447            640            206
                                                ---------      ---------      ---------      ---------      ---------
                                                $   2,712      $   4,471      $   4,471      $   1,575      $   1,441
                                                =========      =========      =========      =========      =========

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 15. VALUATION ALLOWANCES

     Valuation allowances consist of the following:

                                                 Balance at      Charged to                                   Balance at
                                                  Beginning      Costs and     Acquired                         End of
Description                                       of Period       Expenses     Business       Deductions        Period
-----------                                       ---------       --------     --------       ----------        ------
                                                                            (In thousands)
MARKET VALUATION ALLOWANCE:
   Year ended December 31, 2000                     $2,937         $  465        $ --           (2,171)         $1,231
   Eight Months ended December 31, 1999              3,851          1,518          --           (2,432)          2,937
   Year ended April 30, 1999                           396          4,344          542          (1,431)          3,851
   Year ended April 30, 1998                           311            718          --             (633)            396
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Year Ended December 31, 2000                     $1,793         $ --          $ --          $  (780)         $1,013
   Eight Months ended December 31, 1999              2,150             30          --             (387)          1,793
   Year ended April 30, 1999                            36          2,150          --              (36)          2,150
   Year ended April 30, 1998                            56           --            --              (20)             36

NOTE 16. RELATED PARTY TRANSACTIONS

IQUALIFY

     On February 9, 1998, FiNet purchased the outstanding common stock of iQualify, Inc., a software developer, from T. Lee Decker and James Noack, former employees and officers of FiNet, for aggregate consideration of 4,000 shares of FiNet's common stock.

CONSULTING AGREEMENTS

     FiNet entered into a consulting agreement with James Umphryes, a former Monument Mortgage stockholder. The contract term was three years beginning January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000. For the eight months ended December 31, 1999 and for fiscal year ended April 30, 1999 and 1998, FiNet incurred consulting fee expense relating to this agreement of $120,000, $180,000, and $180,000, respectively.

     FiNet and Dr. Lewis Meyer, a director of FiNet, entered into a consulting agreement in June 1998. Pursuant to the agreement, Dr. Meyer received $25,000. In addition, Dr. Meyer paid FiNet $10,000 for warrants to purchase 83,000 shares of common stock at an exercise price of $15 per share. Twenty percent of the shares became exercisable on the date of grant, and the remaining shares become exercisable in quarterly installments over four years, so long as Dr. Meyer's service with FiNet continues.

LOANS TO OFFICERS

     On December 28, 1999, an adjustable rate, second mortgage loan in the amount of $356,000 was made to Michael Conway, a former executive officer of FiNet. The loan carries an initial interest rate of 7.25% and is secured by a second residence. During year 2000 this loan was sold in the secondary market.

     On October 22, 1999, a fixed rate, fifteen-year second mortgage loan in the amount of $223,000 was made to Christos Skeadas, a former executive of FiNet. The loan carries an interest rate of 10.5% and matures on November 14, 2014.

     On November 12, 1999, a fixed rate, third mortgage loan in the amount of $20,000 was made to Christos Skeadas, a former executive of FiNet. The loan carries an interest rate of 7%. Subsequently, the principal amount and all accrued interest were due and paid in a single payment.

                        FiNet.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 15. VALUATION ALLOWANCES (Continued)

OTHER

     During the fiscal year ended April 30, 1999, warrants to purchase 58,333 shares of FiNet common stock at an exercise price of $15 per share were purchased by two officers for cash consideration of $7,000.

     In April 1999, FiNet entered into a Lender Subscriber Agreement with IMX, Inc. of which Richard Wilkes, a former director of FiNet, is president and chief executive officer and of which FiNet's then chief executive officer, Mark Korell, was a minority shareholder. Pursuant to the agreement, IMX provided certain software and brokerage services.

     On  February  3, 1999,  FiNet and Jan C.  Hoeffel,  a former  director  and
FiNet's former president, entered into a letter agreement concerning the termination of his employment as a corporate officer. Pursuant to the agreement, Mr. Hoeffel's employment terminated as of February 28, 1999. In consideration for the issuance to him of 25,000 unregistered shares of common stock, Mr. Hoeffel agreed to forfeit any and all anti-dilution rights previously granted him by FiNet, and to surrender to FiNet a warrant entitling him to purchase 25,000 shares of common stock.

NOTE 17. EMPLOYEE BENEFIT PLAN

     FiNet has a salary reduction 401(k) retirement savings plan (the "Plan") covering all employees meeting certain eligibility requirements. Employees may contribute up to 15% of their eligible compensation, subject to an annual limit. The Plan provides that, at FiNet's discretion, FiNet may make employer contributions. There were no employer contributions for the year ended December 31, 2000 and the eight months ended December 31, 1999, or for fiscal years ended April 30, 1999 and 1998.

NOTE 18. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

     In March 2001, the Board of Directors adopted, subject to stockholder approval, an amendment to the 1998 Stock Option Plan increasing the aggregate number of shares reserved for issuance thereunder by 3,000,000, from 833,333 to 3,833,333, in order to ensure that there will be a sufficient reserve of shares to permit the grant of further options to existing and new employees and consultants of the Company.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN FINET'S INDEPENDENT ACCOUNTANTS

     Prior to the Company's appointment of Ernst & Young LLP in 1999 as the Company's independent public accountants, the Company employed Reuben E. Price & Co. as its independent accountants to audit the financial statements of the Company. On February 12, 1999, the Company dismissed Reuben E. Price & Co. and appointed Ernst & Young LLP to that position. The change in accountants was made in light of the recently expanded scope of the Company's operations at the time and the attendant requirement for the accounting services of a larger firm of national scope. The decision to change independent accountants was recommended by management and was approved by the Company's Audit Committee and Board of Directors. Reuben E. Price & Co. has not issued any reports on the Company's financial statements during the past two fiscal years containing an adverse opinion or a disclaimer of opinion, nor any reports that were qualified or modified as to uncertainty, audit scope, or accounting principles.

DISAGREEMENTS WITH FINET'S INDEPENDENT ACCOUNTANTS

     During the Company's most recent two fiscal years and the subsequent interim period there were no disagreements with Reuben E. Price & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     There have been no disagreements with Ernst & Young LLP, FiNet's current independent accountants on accounting and/or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to the section titled "Executive Officers of the Registrant" in Part I of this report and to the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to FiNet's definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to FiNet's definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to FiNet's definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 FINANCIAL STATEMENTS

     The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(a) 2 FINANCIAL STATEMENT SCHEDULES

     See Note 18 to FiNet's Consolidated Financial Statements for the required information about Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable.

(a) 3 EXHIBITS


Exhibit Number                        Description

3.1.1(1) Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997

3.1.2(2) Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999

3.1.3* Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001

3.2*          Restated Bylaws

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

10.3(5)**     1989 Stock Option Plan

10.4(4) Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997

10.5(4) Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998

10.6(4)       Stock  Purchase   Agreement   between  the  registrant  and  MICAL
              Mortgage, Inc., dated May 19, 1998

10.7(5)**     1998 Stock Option Plan

10.8(5)**     1998 Stock Bonus Incentive Plan

10.9(5)**     1998 Non-Employee Directors' Stock Option Plan

10.10(5)**    1999 Employee Stock Purchase Plan

10.11(9)      Second Amendment to First Amended and Restated  Warehousing Credit
              and  Security  Agreement  between  Monument  Mortgage,   Inc.  and
              Residential Funding Corporation dated as of March 29, 2000.

10.12(10)     Sublease  agreement  between  The  Scotts  Company,  successor  in interest  to  Monsanto  Company and the  Registrant  and  Monument
              Mortgage, Inc., dated May 21, 1999.

10.13(11)     Agreement and Release between the Registrant and Mark Korell dated
              December 14, 1999.

10.14(12)     First  Amendment  to  Loan  and  Security  Agreement  between  the
              Registrant and  Lowestrate.com,  Inc. and Robert J. Ross dated May
              24, 2000.

10.15(13)     Assignment  and  Assumption  Agreement  between the Registrant and
              Lowestrate.com, Inc., Robert J. Ross.

10.16(14)     Fourth Amendment to First Amended and Restated  Warehousing Credit
              and  Security  Agreement  dated  July 14,  2000  between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.17(15)     Fifth Amendment to First Amended and Restated  Warehousing  Credit
              and Security  Agreement,  dated  August 22, 2000 between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.18(16)     Sixth Amendment to First Amended and Restated  Warehousing  Credit
              and Security  Agreement,  dated October 12, 2000 between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.19* Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.20* Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.21* Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant , and Residential Funding Corporation.

10.22(17)     Master Loan Participation and Custodian Agreement,  dated July 10,
              2000  between   Monument   Mortgage,   Inc.,   subsidiary  of  the
              registrant, and Gateway Bank, F.S.B.

10.23(18)     Guaranty of Payment and  Performance  and Contract of  Affirmative
              Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.

10.24(19)**   Employment Agreement between the registrant and Patrick J. Mackin, dated November 1, 2000.

16.1(3)       Letter from Former Certifying Accountant

21.1*         List of Subsidiaries

23.1*         Consent of Ernst & Young LLP

23.2*         Consent of Reuben E. Price & Co.

23.3          Consent of Richard A. Eisner & Company

24.1*         Power of Attorney (Included on signature page of Form 10-K)


-----------

*    Filed herewith.

**   Management compensation plan or arrangement.

(1) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(2) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(4) Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(5) Incorporated by reference to the Exhibit of the same number filed with the registrant's Registration Statement on Form S-1 filed on July 2, 1999.

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed April 6, 1998

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(9) Incorporated by reference to Exhibit 10.26 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(10) Incorporated by reference to Exhibit 10.27 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(11) Incorporated by reference to Exhibit 10.28 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(12) Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on August 14, 2000.

(13) Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on August 14, 2000

(14) Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(15) Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(16) Incorporated by reference to Exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(17) Incorporated by reference to Exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(18) Incorporated by reference to Exhibit 10.5 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(19) Incorporated by reference to Exhibit 10.6 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(b)  Reports on Form 8-K:

     On October 25, 2000 the registrant filed a Current Report on Form 8-K under
Item 5 of Form 8-K.

     On December 8, 2000 the registrant filed a Current Report on Form 8-KA under Item 5 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, FiNet.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Ramon, State of California, on the 2nd day of April 2001.

                                            FINET.COM, INC.


                                            By: /s/ Rick Cossano
                                                ------------------------------
                                                    Rick Cossano
                                            President, Chief Executive Officer,
                                            and Member of the Board of Directors


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

            Signature                           Office                                       Date
            ---------                           ------                                       ----


      /s/ Rick Cossano
      ----------------------
          Rick Cossano          President and Chief Executive Officer (Principal         March 31, 2001
                                Executive Officer)

      /s/ L. Daniel Rawitch
      ----------------------
          L. Daniel Rawitch    Vice Chairman                                             March 31, 2001


      /s/ Patrick J. Mackin
      ----------------------
          Patrick J. Mackin    Executive Vice President-Chief Financial Officer          March 31, 2001
                               (Principal Financial and Accounting Officer)

      /s/ Antonio P. Falcao
      ----------------------
          Antonio P. Falcao    Director                                                  March 31, 2001


      /s/ Stephen J. Sogin
      ----------------------
          Stephen J. Sogin     Director                                                  March 31, 2001

      /s/ S. Lewis Meyer
      ----------------------
          S. Lewis Meyer       Director                                                  March 31, 2001

Exhibit Number                        Description

3.1.1(1) Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997

3.1.2(2) Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999

3.1.3* Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001

3.2*          Restated Bylaws

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

10.3(5)**     1989 Stock Option Plan

10.4(4) Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997

10.5(4) Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998

10.6(4)       Stock  Purchase   Agreement   between  the  registrant  and  MICAL
              Mortgage, Inc., dated May 19, 1998

10.7(5)**     1998 Stock Option Plan

10.8(5)**     1998 Stock Bonus Incentive Plan

10.9(5)**     1998 Non-Employee Directors' Stock Option Plan

10.10(5)**    1999 Employee Stock Purchase Plan

10.11(9)      Second Amendment to First Amended and Restated  Warehousing Credit
              and  Security  Agreement  between  Monument  Mortgage,   Inc.  and
              Residential Funding Corporation dated as of March 29, 2000.

10.12(10)     Sublease  agreement  between  The  Scotts  Company,  successor  in interest  to  Monsanto  Company and the  Registrant  and  Monument
              Mortgage, Inc., dated May 21, 1999.

10.13(11)     Agreement and Release between the Registrant and Mark Korell dated
              December 14, 1999.

10.14(12)     First  Amendment  to  Loan  and  Security  Agreement  between  the
              Registrant and  Lowestrate.com,  Inc. and Robert J. Ross dated May
              24, 2000.

10.15(13)     Assignment  and  Assumption  Agreement  between the Registrant and
              Lowestrate.com, Inc., Robert J. Ross.

10.16(14)     Fourth Amendment to First Amended and Restated  Warehousing Credit
              and  Security  Agreement  dated  July 14,  2000  between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.17(15)     Fifth Amendment to First Amended and Restated  Warehousing  Credit
              and Security  Agreement,  dated  August 22, 2000 between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.18(16)     Sixth Amendment to First Amended and Restated  Warehousing  Credit
              and Security  Agreement,  dated October 12, 2000 between  Monument
              Mortgage,  Inc.,  subsidiary of the  registrant,  and  Residential
              Funding Corporation.

10.19* Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.20* Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.21* Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant , and Residential Funding Corporation.

10.22(17)     Master Loan Participation and Custodian Agreement,  dated July 10,
              2000  between   Monument   Mortgage,   Inc.,   subsidiary  of  the
              registrant, and Gateway Bank, F.S.B.

10.23(18)     Guaranty of Payment and  Performance  and Contract of  Affirmative
              Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.

10.24(19)**   Employment Agreement between the registrant and Patrick J. Mackin, dated November 1, 2000.

16.1(3)       Letter from Former Certifying Accountant

21.1*         List of Subsidiaries

23.1*         Consent of Ernst & Young LLP

23.2*         Consent of Reuben E. Price & Co.

24.1*         Power of Attorney (Included on signature page of Form 10-K)


-----------

*    Filed herewith.

**   Management compensation plan or arrangement.

(1) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(2) Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3) Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(4) Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed on August 13, 1998.

(5) Incorporated by reference to the Exhibit of the same number filed with the registrant's Registration Statement on Form S-1 filed on July 2, 1999.

(6) Incorporated by reference to Exhibit 7.1 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(7) Incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed April 6, 1998

(8) Incorporated by reference to Exhibit 7.2 of the registrant's Current Report on Form 8-K filed on January 19, 1999.

(9) Incorporated by reference to Exhibit 10.26 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(10) Incorporated by reference to Exhibit 10.27 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(11) Incorporated by reference to Exhibit 10.28 of the registrant's Report on Form 10-Q filed on May 15, 2000.

(12) Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on August 14, 2000.

(13) Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on August 14, 2000

(14) Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(15) Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(16) Incorporated by reference to Exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(17) Incorporated by reference to Exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(18) Incorporated by reference to Exhibit 10.5 of the registrant's Report on Form 10-Q filed on November 14, 2000.

(19) Incorporated by reference to Exhibit 10.6 of the registrant's Report on Form 10-Q filed on November 14, 2000.