Form 10-Q
period 2001-03-31
FINET COM INC
filed 2001-05-15
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

COMMISSION FILE NUMBER: 0-18108

FINET.COM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

2527 CAMINO RAMON, SUITE 200
SAN RAMON, CA 94583
(Address of Principal Executive Offices) (Zip Code)

94-3115180
(IRS Employer Identification Number)

(925) 242-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

As of April 30, 2001, 9,500,803 shares of the registrant's Common Stock,
$.01 par value per share, were issued and outstanding.

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31 2001	December 31 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$9,161	$9,454
Restricted cash	940	300
Accounts and notes receivable, net	317	416
Mortgages held for sale, net	18,918	39,975
Furniture, fixtures and equipment, net	2,439	2,712
Goodwill, net	1,150	1,309
Other assets	453	581

Total assets	$33,378	$54,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit	$16,765	$35,922
Accounts payable	191	187
Notes payable	70	70
Accrued expenses and other liabilities	5,808	5,708

Total liabilities	22,834	41,887
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01 per share (150,000 shares authorized, 9,501 and 9,465 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively)	1,029	1,024
Additional paid-in capital	109,890	109,841
Accumulated deficit	(100,375)	(98,005)

Total stockholders' equity	10,544	12,860

Total liabilities and stockholders' equity	$33,378	$54,747

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31 2001	March 31 2000
	(unaudited)
Revenues	$2,598	$1,452
Cost of revenues	1,466	1,715

Gross profit (loss)	1,132	(263)
Operating expenses:
General and administrative	2,803	5,018
Marketing and advertising	96	864
Depreciation and amortization	506	494
Special charges	—	1,299

Total expenses	3,405	7,675

Loss from operations	(2,273)	(7,938)
Other income and expense:
Gain on sale of marketable equity securities	—	1,321
Other interest income	10	100

Loss before income taxes	(2,263)	(6,517)
Income tax expense	15	23

Loss from continuing operations	(2,278)	(6,540)
Cumulative effect of change in accounting principle	(93)	—

Net loss available to common shareholders	$(2,371)	$(6,540)

Basic and diluted net loss per common share before effect of change in accounting principle	$(0.24)	$(0.84)
Cumulative effect of change in accounting principle	(0.01)	—

Basic and diluted net loss per common share	$(0.25)	$(0.84)

Weighted average common shares used in computing basic and diluted net loss per common share	9,498	7,814

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31 2001	March 31 2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,371)	$(6,540)
Less: Cumulative effect of change in accounting principle	93	—

Loss from continuing operations	(2,278)	(6,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506	494
Compensation attributable to warrant issuance	—	106
Asset valuation adjustments	—	1,299
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(640)	10,003
Decrease in mortgage loans held for sale	20,964	40,294
Decrease in accounts and notes receivable	99	932
Decrease in other assets	117	50
Decrease in warehouse borrowings	(19,157)	(44,295)
Increase (decrease) in accounts payable and accrued expenses	106	(3,318)

Net cash used in operating activities	(283)	(975)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(10)	(598)
Proceeds from sale of mortgage servicing rights	—	285

Net cash used in investing activities	(10)	(313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	—	(160)
Proceeds from the exercise of common stock warrants and options	—	556
Repayment of note payable, capitalized leases and line of credit	—	(31)

Net cash provided by financing activities	—	365

Net decrease in cash	(293)	(923)
Cash at beginning of period	9,454	18,626

Cash at end of period	$9,161	$17,703

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com, Inc., a financial services holding company, provides both traditional and on-line mortgage services to brokers and consumers through its wholly owned subsidiary Monument Mortgage, Inc. Business-to-business services are provided to brokers and marketed through both traditional means and through strategic partners. Consumer direct services are marketed through both the Internet and various traditional advertising mediums. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Information

    The accompanying financial statements as of and for the three-month periods ended March 31, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly FiNet's financial position, results of operations and cash flows for the periods ended and as of March 31, 2001 and 2000. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

    These financial statements should be read in conjunction with FiNet's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Reclassifications

    Certain amounts reflected in the condensed consolidated financial statements for the three-month period ended March 31, 2000 have been reclassified to conform to the current period presentation.

Revenue Recognition

    Interest income on the portfolio of mortgages held-for-sale is accrued as earned. When loans become ninety days past due, interest income stops accruing and all previously accrued interest is reversed.

    Lending-related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of the related loans until such loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in gain on sale of mortgage loans.

    Loan brokerage fees are earned by Monument Mortgage's business-to-consumer segment for the processing of mortgage loan applications for third party lenders. Monument Mortgage never takes title to these mortgages. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

    Direct loan origination costs and other production costs attributable to inventory, as well as other costs associated with revenues earned during the period are included in "Cost of revenues" in FiNet's Condensed Consolidated Statements of Operations.

    Included in other income are realized gains on sales of available-for-sale marketable equity securities relate to sales of securities obtained from a former joint venture partner for providing technology services to the former joint venture during 1999.

    FiNet's revenue components are as follows (in thousands):

	Three Months Ended
	March 31 2001	March 31 2000
	(Unaudited)
Revenues:
Loan Interest Income	$717	$1,087
Gain on sale of servicing rights and mortgage loans	1,390	157
Loan brokerage fees	345	127
Other	146	81

Total revenues	$2,598	$1,452

Cost of Revenue

    Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenues" in FiNet's Condensed Consolidated Statements of Operations. Cost of revenues also includes (i) costs of personnel attributable to loan production, (ii) expense recorded for loan and receivables losses directly related to loans and servicing assets held for sale, (iii) warehouse interest expense and (iv) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other origination related costs are included in cost of revenues.

NOTE 3.  BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following (in thousands):

	March 31 2001	December 31 2000
	(Unaudited)
Warehouse and other borrowing arrangements
Warehouse lines of credit:
$25 million committed, bearing interest at LIBOR + 2.25%, expires May 31, 2001	$16,765	$35,922
Purchase/Repurchase agreements:
$15 million, bearing interest at Fed Funds + 0.70%, no expiration date	—	—
$20 million, bearing interest at prime - 1.00%, expires July 31, 2001	—	—

	$16,765	$35,922

Notes payable
Notes payable (various rates)	$70	$70

	$70	$70

Warehouse Line of Credit

    As of March 31, 2001, Monument Mortgage had a warehouse line of credit for interim financing of mortgage loans of up to $25 million that carries an interest rate of LIBOR (1-month) plus 2.25%. This warehousing agreement expires on May 31, 2001. FiNet believes that upon expiration of this agreement, Monument Mortgage will be able to renew the existing line and/or be able to obtain additional borrowing arrangements. For the three-month periods ended March 31, 2001 and 2000, Monument Mortgage recorded warehouse interest expense of $346,000 and $509,000, respectively. Warehouse interest expense is included in the Condensed Consolidated Statements of Operations in "Cost of revenues". Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At March 31, 2001 and December 31, 2000, LIBOR (1-month) was 5.06% and 6.64%, respectively.

Other Borrowing Arrangements

    Monument Mortgage's available credit lines also include a $15 million purchase/repurchase agreement with Fannie Mae's "As Soon as Pooled/Early Purchase Option", or the "ASAP Plus" program. Under the ASAP Plus program, Fannie Mae funds loans delivered to them upon receipt of the appropriate mortgage collateral. Fannie Mae subsequently purchases the mortgage loans for cash upon receipt of the complete and accurate mortgage documentation.

    Additionally, Monument Mortgage has a $20 million loan participation agreement with Gateway Bank, F.S.B. that expires on July 31, 2001. Under this agreement, Monument Mortgage offers to sell an undivided participation ownership interest in mortgages underwritten by Monument Mortgage to Gateway Bank at a purchase price of 100% of the principal balance or the take-out commitment amount obtained from independent investors, whichever is less. At the time such mortgages are sold to independent investors, Gateway Bank earns a yield of prime less 1.00% on the participated balances.

Warehouse Facility Covenants

    Monument Mortgage's primary warehouse line of credit contains various financial covenants including minimum tangible net worth, minimum cash balance, leverage ratio and permitted cumulative loss requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At March 31, 2001, Monument Mortgage was in compliance with all of these covenants.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Litigation

    On January 14, 1998, prior to FiNet's acquisition of Mical Mortgage, Inc., a lawsuit was filed against Mical Mortgage in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical Mortgage made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the Court has not ruled on the matter. FiNet intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff seeks to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss or in the alternative to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint and filed a "cross-complaint," which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the remaining parties to mediation. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

    FiNet and certain subsidiaries are defendants in various other legal proceedings, which FiNet considers to be ordinary routine litigation incidental to FiNet's business. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom, to have a material adverse effect on the consolidated financial position or results of operations of FiNet and its subsidiaries.

NOTE 5.  EMPLOYEE STOCK PURCHASE PLAN

    FiNet has an Employee Stock Purchase Plan under which all employees, including executive officers, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 41,667 shares reserved for issuance under this plan. During the three-month period ended March 31, 2001, 578 shares of common stock were purchased.

NOTE 6.  SPECIAL CHARGES

    During the three-month period ended March 31, 2000, Monument Mortgage replaced certain loan origination and tracking software and systems. As a result, $1.3 million of unamortized software and systems costs related to the disposed system was expensed.

NOTE 7.  SEGMENT INFORMATION

    FiNet has adopted Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified two reportable business segments: business-to-business and business-to-consumer.

    Information related to FiNet's reportable operating segments is shown below (in thousands):

	March 31 2001	March 31 2000
	(in thousands)
Revenue
Business-to-business	$2,246	$1,274
Consumer-direct	352	178

Segment Revenue	2,598	1,452
Corporate	—	—

	$2,598	$1,452

Operating income
Business-to-business	(1,206)	(4,707)
Consumer-direct	(164)	(1,624)

Segment operating loss	(1,370)	(6,331)
Corporate—includes cumulative effect in accounting principle	(996)	(1,607)

Capital expenditures	$(2,366)	$(7,938)

Business-to-business	—	508
Consumer-direct	—	30

Segment Capital expenditures	—	538
Corporate	10	60

	$10	$598

	March 31 2001	December 31 2000
Identifiable assets
Segment Identifiable assets
Business-to-business	$28,371	$46,535
Consumer-direct	2,337	2,737

	30,708	49,272
Segment Identifiable assets
Corporate	2,670	5,475

	$33,378	$54,747

Long-lived assets
Business-to-business	2,073	2,305
Consumer-direct	171	136

Segment long-lived assets	2,244	2,441
Corporate	195	271

	$2,439	$2,712

NOTE 8.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS—CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    As of January 1, 2001, FiNet adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires all derivative instruments held by Monument Mortgage and be reported on FiNet's consolidated balance sheet at fair value. This statement also establishes criteria for designation and effectiveness of hedging activities. In accordance with the provisions of this Statement, Monument Mortgage recorded a transition adjustment upon adoption of the statement to recognize its derivatives at fair value. The transition adjustment represents a loss of $93,000 and includes the fair value of mandatory forward contracts for which hedge accounting was not elected. The unrealized losses on the forward sales are partially offset by unrealized gains representing the fair value of commitments to originate and fund loans that will be held for sale when funded. Monument Mortgage considers these loan commitments to be derivatives and are therefore, carried at fair market value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use such words as "may,""will," "should," "could," "would," "believes," "expects," "anticipates," "plans," "intends," "estimates," "is being," or "goal" or other similar expression of these terms or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Our Future Performance" and elsewhere in our Annual Report on Form 10-K dated December 31, 2000.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included herein, and our Annual Report on Form 10-K dated December 31, 2000.

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

    FiNet currently derives all of its revenues from Monument Mortgage's activities, which include:

  •
  the sale of mortgage loans that Monument Mortgage funds, consisting of the net gain on the sale of loans and servicing rights recognized as the difference between the selling price of the loan and servicing rights, and the carrying value of the loan and servicing rights sold;

  •
  fees charged for underwriting and processing loans, consisting of application, documentation, and processing fees paid by the borrower;

  •
  interest income generated from loans held for sale by Monument Mortgage; and

  •
  fees charged from Monument Mortgage's consumer-direct brokerage activities, recognized at the time the lender funds the loan, and consisting of the margin added to the lender's loan price.

    FiNet's costs and expenses consist of both fixed and variable expenses and are made up largely of:

  •
  interest paid by Monument Mortgage for warehouse credit facilities;

  •
  Monument Mortgage's loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services, and reserves for potential loan repurchase and premium recapture obligations;

  •
  salaries, commissions and benefits paid to employees of both FiNet and Monument Mortgage;

  •
  general and administrative expenses such as occupancy costs, office expenses and professional services for both FiNet and Monument Mortgage; and

  •
  depreciation and amortization expense related principally to FiNet's facilities, furniture, fixtures, and equipment, as well as goodwill associated with FiNet's acquisition on August 20, 1999, of certain assets from Lowestrate.com, Inc.

    The mortgage industry typically experiences seasonal fluctuations primarily as a result of reduced home buying activity during the winter months. Loan originations generally increase during the warmer months beginning in March and continuing through October. As a result, FiNet may report revenues in the first and fourth calendar quarters that are generally lower than revenues in the second and third calendar quarters. In the future, FiNet's expenses are also likely to vary quarter-to-quarter based upon these fluctuations in the volume of loans Monument Mortgage originates.

    Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.

Impact of our Discontinued Units—Mical and Coastal

    In the three-month period ended March 31, 2001, FiNet continued executing the closure of the discontinued Mical and Coastal units that management elected to discontinue in the last half of fiscal 1999. The following table summarizes the impact these discontinued business units had on FiNet's consolidated operating results for the three-month periods ended March 31, 2001 and 2000 (in thousands):

	March 31 2001	March 31 2000
	(Unaudited)
Revenues	$7	$31
Cost of revenues	15	209

Gross profit (loss)	(8)	(178)
Other expenses
General and administrative	127	345
Marketing and advertising	—	—
Special charges	—	—
Depreciation and amortization	—	—

Total expenses	127	345

Loss from operations	(135)	(523)

Net loss	$(135)	$(523)

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Revenues and Volumes

    The following table summarizes originations by business segments for the period indicated by FiNet's ongoing business (in thousands):

	March 31 2001	March 31 2000
	(unaudited)
Business-to-Business	$71,633	$130,134
Business-to-Consumer	41,055	24,370

Total Loan Volume	$112,688	$154,504

    Loan volume decreased $41.8 million, or 27%, to $112.7 million for the three-month period ended March 31, 2001 from $154.5 million for the three-month period ended March 31, 2000. Revenues increased $1.1 million, or 79%, to $2.6 million for the three-month period ended March 31, 2001 from $1.5 million for the three-month period ended March 31, 2000.

    Although overall origination volumes decreased in FiNet's continuing unit's business-to-business segment, the 79% revenue increase is attributable to the shift in Monument Mortgage's strategy to focus less on conforming loan types and more on higher margin products. FiNet's management expects to be able to continue to increase revenues (i) through the origination of a high-margin product mix, (ii) through the planned expansion of Monument Mortgage's sales force, (iii) by providing state-of-the-art web-based origination-related software solutions to its customers and (iv) by teaming up with industry-leading partners with established reputations in the mortgage banking community. We cannot guarantee that it will be able to achieve these results.

Cost of Revenues and Gross Profit

    Cost of revenues decreased $0.2 million, or 12% for the three-month period ended March 31, 2001 to $1.5 million from $1.7 million for the three-month period ended March 31, 2000. The decrease is due to a significant decrease in employee headcount, a reduction in loan loss expenses and a decrease in warehouse interest expense.

    Gross margin increased $1.4 million, or 467% for the three-month period ended March 31, 2001 to $1.1 million from ($0.3) million for the three-month period ended March 31, 2000. FiNet's management expects to be able to continue to increase its gross margin in the upcoming quarters.

General and Administrative

    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and (ii) professional fees paid for legal, accounting and technology expertise. Personnel costs and other general and administrative costs decreased $2.2 million, or 44%, to $2.8 million for the three-month period ended March 31, 2001 from $5.0 million for the three-month ended March 31, 2000. The decrease can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees paid.

Marketing and Advertising

    Marketing and advertising expenses decreased $0.8 million, or 89%, to $0.1 million for the three-month period ended March 31, 2001 from $0.9 million for the three-month period ended March 31, 2000. Starting at the beginning of year 2000, management realigned its strategies and switched its focus from retail operations to wholesale operations, resulting in a decrease in marketing and advertising expenses through the first quarter of year 2001.

Special Charges

    FiNet did not record any special charges for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2000, Monument Mortgage recorded a $1.3 million special charge representing certain replaced systems and software.

Financial Condition

    Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations to service debt and to make capital investments. Stockholders' equity decreased $2.4 million, or 19%, to $10.5 million at March 31, 2001 from $12.9 million at December 31, 2000. Stockholders' equity decreased primarily due to FiNet's operating losses incurred in the three-month period ended March 31, 2001.

    Cash decreased by $0.3 million, or 3%, to $9.2 million at March 31, 2001 from $9.5 million at December 31, 2000. Cash was used for general operations, to fund some mortgage origination activities by FiNet's mortgage banking subsidiaries and to make capital investments. The use of cash was partially offset by the collection of proceeds on the sale of mortgages held for sale. Restricted cash increased by $0.6 million, or 200%, to $0.9 million at March 31, 2001 from $0.3 million at December 31, 2000. FiNet deposited $0.6 million and obtained a certificate of deposit from its primary bank in accordance with agreements related to required insurance coverage.

    Mortgages held for sale and warehouse borrowings decreased by $21.1million and $19.1million, respectively, due to timing differences between origination and sale of mortgages in the secondary market.

    Management believes that future improvements in results of operations and financial condition depend on the ability of Monument Mortgage to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to become a significant lead generator of lower margin loan products, to achieve highly efficient operations, and to manage warehouse and operating expenses in proportion to loan volume. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurances that FiNet's financial condition or results of operations will improve.

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

    Adequate credit facilities and other sources of funding that permit Monument Mortgage to close and fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements—Note 3. Borrowing Arrangements" for additional liquidity and capital resources disclosure on warehouse and other lines of credit.

    Operating activities. During the three-month period ended March 31, 2001, operating activities, including general operating expenditures, repayment of warehouse borrowings and funding new loans, used a net cash amount of $0.3 million.

    Investing activities. The only investing activity for which cash was used by FiNet was an investment of $10 thousand in furniture and fixtures.

    Financing activities. There were no financing activities for which cash was provided or used by FiNet during the three-month period ended March 31, 2001.

    If FiNet continues to maintain at least the current level of working capital borrowing resources, FiNet believes that its existing cash balances and funds available through revolving warehouse facilities and purchase/repurchase agreements will be sufficient to meet FiNet's liquidity requirements until profitability will be reached. FiNet does not expect that it will need to arrange for additional sources of capital; however, FiNet cannot guarantee that it will ever reach profitability, that it will be able to meet its operational expenses without the need for additional financing, or that it will be able to obtain additional financing on favorable terms, or at all, if so required.

Potential for Nasdaq Delisting

    On February 20, 2001, FiNet effected a 1-for-12 reverse stock split of the outstanding shares of its common stock, pursuant to the approval by written consent of a majority of its shareholders, in order to meet the minimum bid price requirements of the Nasdaq SmallCap Market's listing maintenance criteria. Notwithstanding the implementation of the reverse stock split, FiNet cannot be certain that it will be able to continue to maintain its listing on the Nasdaq SmallCap Market. Delisting from the Nasdaq SmallCap Market and inclusion of FiNet's common stock on the OTC Bulletin Board, or other similar quotation system, could adversely affect the liquidity and price of FiNet's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of its business, Monument Mortgage is exposed to risks common to other companies in the mortgage banking industry, including certain economic and regulatory risks such as: interest rate risk, market risk, credit risk and repurchase risk.

    Monument Mortgage's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $19.9 million and $18.9 million as of March 31, 2001 and December 31, 2000 respectively. Until a rate commitment is extended to a borrower, there is no market risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan. Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, which may negatively impact operations.

    To protect against such losses, Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 to 30 days of funding and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, market interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage also retains the services of Mortgage Capital Management, Inc., an independent hedging service and is able to utilize Mortgage Capital Management's reporting services including but not limited to pipeline, commitment and mark-to-market reporting. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sound credit risks at March 31, 2001 and at December 31, 2000 aggregating $14.7 million and $19.7 million, respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $20.1 million and $40.0 million as of March 31, 2001 and December 31, 2000, respectively.

    Monument Mortgage reduces its exposure to default risk (other than first-payment defaults by customers) and most of the prepayment risk normally inherent in the mortgage lending business by selling all funded loans. However, in connection with loan sales and bulk servicing sales, Monument Mortgage makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that such representations and warranties are determined to be inaccurate, or there are early payment defaults, Monument Mortgage may be required to repurchase the loans or indemnify the purchasers for any associated losses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See Part I, Item 1 "Notes to Condensed Consolidated Condensed Financial Statements—Note 4 Commitments and Contingencies" for material developments in previously reported legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The shareholders of FiNet, acting pursuant to a Written Consent in Lieu of a Special Meeting of Stockholders dated as of February 1, 2001, approved an amendment to FiNet's Restated Certificate of Incorporation to effect a reverse stock split of all of FiNet's outstanding common stock in an exchange ratio of one-for-twelve. Pursuant to the reverse stock split, stockholders received one newly issued share of FiNet common stock for each twelve shares of FiNet common stock held. As of January 25, 2001, the record date for stockholders to submit their consents, FiNet had 9,500,226 outstanding shares of common stock. Consents representing a total of 4,898,492 shares of common stock were received from stockholders within 60 days after the earliest dated consent, with 4,891,920 votes for, 5,931 votes against and 642 votes abstaining.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  10.1
  Application Solution License Agreement between Monument Mortgage, Inc. and Sollen Technologies,  LLC dated as of December 5, 2000.
  (b)
  Reports on Form 8-K:

      None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINET.COM, INC.
By:	/s/ RICK COSSANO Rick Cossano President and Chief Executive Officer May 15, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ PATRICK J. MACKIN Patrick J. Mackin	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2001

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES