Form 10-Q
period 2001-06-30
FINET COM INC
filed 2001-08-14
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes /x/    No / /

As of August 7, 2001 9,504,077 shares of the registrant's Common
Stock, $.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30 2001	December 31 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$5,824	$9,454
Restricted cash	2,440	300
Accounts and notes receivable, net	1,127	416
Mortgages held for sale, net	21,913	39,975
Furniture, fixtures and equipment, net	1,906	2,712
Goodwill, net	941	1,309
Other assets	513	581

Total assets	$34,664	$54,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit	$20,797	$35,922
Accounts payable	160	187
Notes payable	70	70
Accrued expenses and other liabilities	5,503	5,708

Total liabilities	26,530	41,887
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01 per share (50,000 shares authorized, 9,504 and 9,465 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively)	1,029	1,024
Additional paid-in capital	109,893	109,841
Accumulated deficit	(102,788)	(98,005)

Total stockholders' equity	8,134	12,860

Total liabilities and stockholders' equity	$34,664	$54,747

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues	$1,855	$2,075	$4,453	$3,527
Cost of revenues	1,114	2,254	2,685	3,969

Gross profit (loss)	741	(179)	1,768	(442)
Operating expenses:
General and administrative	2,259	4,330	4,913	9,348
Marketing and advertising	131	423	227	1,287
Depreciation and amortization	492	516	998	1,010
Special charges	257	(335)	301	964

Total expenses	3,139	4,934	6,439	12,609

Loss from operations	(2,398)	(5,113)	(4,671)	(13,051)
Other income and expense:
Loss from derivatives	(14)	—	(14)	—
Gain (loss) on sale of marketable equity securities	—	(455)	—	866
Other interest income	18	52	28	152

Loss before income taxes	(2,394)	(5,516)	(4,657)	(12,033)
Income tax expense	18	10	33	33

Loss from continuing operations	(2,412)	(5,526)	(4,690)	(12,066)
Cumulative effect of change in accounting principle	—	—	(93)	—

Net loss available to common shareholders	$(2,412)	$(5,526)	$(4,783)	$(12,066)

Basic and diluted net loss per common share before effect of change in accounting principle	$(0.25)	$(0.70)	$(0.49)	$(1.54)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Basic and diluted net loss per common share	$(0.25)	$(0.70)	$(0.50)	$(1.54)

Weighted average common shares used in computing basic and diluted net loss per common share	9,502	7,879	9,500	7,845

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30
	2001	2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,783)	$(12,066)
Less: Cumulative effect of change in accounting principle	93	—

Loss from continuing operations	(4,690)	(12,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	1,010
Compensation attributable to warrant issuance	—	334
Asset valuation adjustments	301	964
(Gain) on sale of marketable securities	—	(866)
Loss from derivative transactions	14	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,140)	10,003
Decrease in mortgage loans held for sale	17,969	(1,082)
Increase (decrease) in accounts and notes receivable	(210)	812
Decrease in other assets	56	14
Decrease in warehouse borrowings	(15,125)	(6,517)
Decrease in accounts payable and accrued expenses	(243)	(3,189)

Net cash used in operating activities	(3,070)	(10,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(76)	(868)
Proceeds from sale of furniture, fixtures and equipment	15	—
Proceeds from sale of mortgage servicing rights	—	420
Proceeds from sale of marketable securities	—	1,593
Purchase of convertible notes	(502)	—

Net cash used in investing activities	(563)	1,145
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	3	(204)
Proceeds from the exercise of common stock warrants and options	—	794
Repayment of note payable, capitalized leases and line of credit	—	(58)

Net cash provided by financing activities	3	532

Net decrease in cash	(3,630)	(8,906)
Cash at beginning of period	9,454	18,626

Cash at end of period	$5,824	$9,720

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. THE COMPANY

ORGANIZATION

    FiNet.com, Inc., a financial services holding company, provides both traditional and on-line mortgage services to mortgage brokers, consumers and real-estate agents through its wholly owned subsidiary Monument Mortgage, Inc. Business-to-business services are provided to brokers and marketed through both traditional means and through strategic partnerships. Business-to-consumer services are provided to consumers directly and marketed through both the Internet and various traditional advertising mediums. Business-to-realtor services are provided to real estate agents through virtual loan centers embedded in the agents' website. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

    The accompanying financial statements as of and for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly FiNet's financial position, results of operations and statement of cash flows for the periods ended and as of June 30, 2001 and 2000. The results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

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

Reclassifications

    Certain amounts reflected in the condensed consolidated financial statements for the three and six-month periods ended June 30, 2000 have been reclassified to conform to the current period presentation.

Revenue Recognition

    Interest income on the portfolio of mortgages held-for-sale is accrued as earned. When loans become ninety days past due, interest income stops accruing and all previously accrued interest is reversed.

    Gain on sale of servicing rights and loans held for sale consist of proceeds in excess of the basis the portfolio is carried. Funding-related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of the related loans until such loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in gain on sale of mortgage loans.

    Loan brokerage fees are earned by Monument Mortgage's business-to-consumer segment for the processing of mortgage loan applications for third-party lenders. Monument Mortgage never takes title to these mortgages. The brokerage fees for providing these services are recognized at the time the loans are funded by the third-party lenders.

    Real estate sales fees consist of proceeds earned for providing services in the buying and/or selling process of consumers' real estate.

    Included in other income are other miscellaneous loan production related.

    FiNet's revenue components are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
Loan Interest Income	$506	$777	$1,223	$1,864
Gain on sale of servicing rights and mortgage loans	897	1,232	2,287	1,389
Loan servicing fees	4	11	4	11
Loan brokerage fees	380	51	725	178
Other	68	4	214	85

Total revenues	$1,855	$2,075	$4,453	$3,527

Cost of Revenue

    Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenues" in FiNet's Condensed Consolidated Statements of Operations. Cost of revenues also includes (i) costs of personnel attributable to loan production, (ii) expense recorded for loan and receivables losses directly related to loans held for sale and for any possible future re-purchase requests directly related to loans sold to investors, (iii) warehouse interest expense and (iv) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other origination related costs are included in cost of revenues.

NOTE 3. NOTES RECEIVABLE

    As of June 30, 2001, FiNet purchased three convertible promissory notes totaling $0.5 million. All three notes are payable on demand at any time after the earlier of (i) the maturity date, which is one year from the purchased date of the notes or (ii) an event of default. Interest rate is eight percent per annum and calculated based on 365 days. These notes are convertible once certain conditions have been met.

NOTE 4. BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following (in thousands):

	June 30 2001	December 31, 2000
	(Unaudited)
Warehouse and other borrowing arrangements
Warehouse lines of credit:
$25 million committed, bearing interest at LIBOR + 2.25%, expires August 31, 2001	$20,797	$35,922
Purchase/Repurchase agreements:
$15 million, bearing interest at Fed Funds + 0.70%, no expiration date	—	—
$20 million, bearing interest at prime – 1.00%, expires July 31, 2001	—	—

	$20,797	$35,922

Notes payable
Notes payable (various rates)	$70	$70

Warehouse Line of Credit

    As of June 30, 2001, Monument Mortgage had a warehouse line of credit for interim financing of mortgage loans of up to $25 million that carries an interest rate of LIBOR (one-month) plus 2.25%. This warehouse agreement expires on August 31, 2001. FiNet believes that upon expiration of this agreement, Monument Mortgage will be able to renew the existing line and/or be able to obtain additional borrowing arrangements. For the three-month period ended June 30, 2001 and 2000, Monument Mortgage recorded warehouse interest expense of $217,000 and $553,000, respectively, and for the six-month period ended June 30, 2001 and 2000, Monument Mortgage recorded warehouse interest expense of $563,000 and $1,062,000. Warehouse interest expense is included in the Condensed Consolidated Statements of Operations in "Cost of revenues". Borrowings under this warehouse facility are secured by the mortgages held for sale thereby financed. At June 30, 2001 and December 31, 2000, LIBOR (one-month) was 3.76% and 6.64%, respectively.

Other Borrowing Arrangements

    Monument Mortgage has a $20 million loan participation agreement that expires on July 31, 2001 and is in the process of negotiating the renewal terms with the lender. Under this agreement, Monument Mortgage offers to sell an undivided participation ownership interest in mortgages underwritten by Monument Mortgage to the lender at a purchase price of 100% of the principal balance or the take-out commitment amount obtained from independent investors, whichever is less. At the time such mortgages are sold to independent investors, the lender earns a yield of prime less 1.00% on the participated balances and additional processing fees. At June 30, 2001 and December 31, 2000, prime was 6.75% and 9.5%, respectively.

Warehouse Facility Covenants

    Monument Mortgage's primary warehouse line of credit contains various financial covenants including minimum tangible net worth, minimum cash balance, leverage ratio and permitted cumulative loss requirements. Should an event of default, as defined in the agreement, occur, outstanding principal and interest are due on demand. At June 30, 2001, Monument Mortgage was not in compliance with the guarantor's permitted cumulative loss covenant. Monument Mortgage has requested a waiver from the lender for the non-compliance of this covenant.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Litigation

    On January 14, 1998, prior to FiNet's acquisition of the shares of Mical Mortgage, Inc., a lawsuit was filed against Mical Mortgage in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical Mortgage made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the Court has not ruled on the matter. FiNet intends to defend vigorously against this action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations and financial condition.

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss or in the alternative to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint, filed a "cross-complaint" and then filed an "amended cross complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). The "amended cross-complaint" seeks to have $3,519,779.61 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to mediation. The parties are currently conducting discovery. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

    FiNet and certain subsidiaries are defendants in various other legal proceedings, which FiNet considers to be ordinary routine litigation incidental to FiNet's businesses. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom to have a material adverse effect on the consolidated financial position or results of operations of FiNet and its subsidiaries.

NOTE 6. EMPLOYEE STOCK PURCHASE PLAN

    FiNet has an Employee Stock Purchase Plan under which all employees, including executive officers, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 41,667 shares reserved for issuance under this plan. During the three-month and six-month periods ended June 30, 2001, 578 and 3,274 shares of common stock were purchased, respectively. As of June 30, 2001, there were 31,710 shares of common stock available for the employees to purchase.

NOTE 7. SPECIAL CHARGES

    During the three and six-month periods ended June 30, 2001, FiNet recorded expenses of $0.3 million and $0.3 million, respectively, as fixed asset valuation adjustments for certain origination related software that management decided is no longer usable in its current business model.

    During the six-month period ended June 30, 2000, FiNet replaced certain systems and software and, therefore, expensed the remaining book value of $1.3 million of the replaced systems and software. Subsequently, FiNet recovered $0.3 million of its previously written off systems and software.

NOTE 8. SEGMENT INFORMATION

    FiNet has adopted Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified two reportable business segments: business-to-business and business-to-consumer, the operations of which are conducted through Monument Mortgage. As at June 30, 2001, the business-to-realtor services provided through Monument Mortgage did not constitute a reportable business segment.

    Information related to FiNet's reportable operating segments is shown below (in thousands):

	Three Months Ending June 30		Six Months Ending June 30
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Revenue
Business-to-business	$1,415	$1,697	$3,661	$2,971
Business-to-consumer	440	378	792	556

Segment Revenue	1,855	2,075	4,453	3,527

Corporate	—	—	—	—

	$1,855	$2,075	$4,453	$3,527

Operating loss
Business-to-business	(1,502)	(2,956)	(2,708)	(7,663)
Business-to-consumer	(430)	(1,060)	(594)	(2,684)

Segment operating loss	(1,932)	(4,016)	(3,302)	(10,347)
Corporate-includes cumulative effect in accounting principle	(466)	(1,097)	(1,369)	(2,704)

	$(2,398)	$(5,113)	$(4,671)	$(13,051)

Capital expenditures
Business-to-business	—	216	—	724
Business-to-consumer	—	41	—	71

Segment Capital expenditures	—	257	—	795
Corporate	66	13	76	73

	$66	$270	$76	$868

	June 30 2001	December 31, 2000
Identifiable assets
Segment Identifiable assets
Business-to-business	$29,464	$46,535
Business-to-consumer	2,427	2,737

Segment Identifiable assets	31,891	49,272
Corporate	2,773	5,475

	$34,664	$54,747

Long-lived assets
Business-to-business	1,620	2,305
Business-to-consumer	134	136

Segment long-lived assets	1,754	2,441
Corporate	152	271

	$1,906	$2,712

NOTE 9. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, FiNet adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires all derivative instruments held by Monument Mortgage be reported on FiNet's consolidated balance sheet as either assets or liabilities at fair value. Changes in the fair value of these derivatives are reported in earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting. This statement also establishes criteria for designation and effectiveness of hedging activities.

    In accordance with SFAS 133, Monument Mortgage identified the following derivative financial instruments:

  •
  Locked loan commitments; and

  •
  FNMA forward contracts.

    Loan commitments represent Monument Mortgage's loan pipeline where commitments to fund were extended to various prospective borrowers.

    FNMA forward contracts represent contracts Monument Mortgage sold on the secondary market in order to mitigate its interest rate exposure. Generally, if interest rates increase, the value of the locked loan pipeline decreases; therefore, Monument Mortgage's gain on sale is adversely effected. In order to hedge the risk of overall changes in the fair value of the pipeline, Monument Mortgage sells forward contracts of government sponsored securities. Under the provisions of SFAS 133, these loan commitments and forward contracts qualify as derivatives, and therefore, are marked-to-market through current period earnings. The change in the fair value is recorded as income or loss from derivatives in FiNet's Consolidated Statements of Operations.

    In accordance with the provisions of SFAS 133, Monument Mortgage recorded a transition adjustment upon adoption of SFAS 133 to recognize its derivatives at fair value. The transition adjustment represented a loss of $93,000 and included the fair value of mandatory forward contracts for which hedge accounting was not elected. The unrealized losses on the forward sales are partially offset by unrealized gains representing the fair value of commitments to originate and fund loans that will be held for sale when funded.

    As of June 30, 2001, Monument Mortgage recorded $14,000 loss on derivatives as a component of "Other income and expense" in FiNet's Condensed Consolidated Statements of Operations.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations." SFAS No.141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 141 in their fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

    FiNet has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use such words as "may," "will," "should," "could," "would," "believes," "expects," "anticipates," "plans," "intends," "estimates," "is being," or "goal" or other similar expression of these terms or comparable terminology, we are making forward-looking statements.You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements.These forward-looking statements speak only as of the date of this report. FiNet expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Our Future Performance" and elsewhere in our Annual Report on Form 10-K dated December 31, 2000.

    The following discussion and analysis of FiNet's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included herein, and our Annual Report on Form 10-K dated December 31, 2000.

OVERVIEW

    FiNet is a financial services holding company. FiNet, through its wholly owned subsidiary Monument Mortgage, provides both traditional and on-line mortgage services to brokers, consumers and real estate agents. Business-to-business services are provided to brokers and marketed through both traditional means and through strategic partnerships. Business-to-consumer services are provided to prospective borrowers and marketed through both the Internet and various traditional advertising mediums. Business-to-realtor services are provided to real estate agents and marketed through virtual loan centers embedded in the agents' already existing website. Monument Mortgage is licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

    During the three-month period ended June 30, 2001, Monument Mortgage redirected its business-to-consumer focus by creating a new retail segment that utilizes licensed real estate agents to generate an increase in its mortgage loan business. The new division, Homeward Solutions, also allows real estate agents to provide financing services to their customers during the home buying process through virtual loan centers embedded in the agents websites. Through the loan centers real estate agents can submit loan applications, obtain pricing, and access their clients' loan status. Homeward Solutions also works directly with consumers, providing both real estate sales and home loan services.

    FiNet currently derives substantially all of its revenues from Monument Mortgage's activities, which include:

  •
  interest income generated from loans held for sale by Monument Mortgage;

  •
  the sale of mortgage loans that the business-to-business segment of Monument Mortgage funds, consisting of the net gain on the sale of loans and servicing rights recognized as the difference between the selling price of the loan and servicing rights, and the carrying value of the loan and servicing rights sold;

  •
  fees charged for underwriting and processing loans by Monument Mortgage's business-to-business unit, consisting of application, documentation, and processing fees; and

  •
  fees charged by Monument Mortgage's business-to-consumer and business-to-realtor activities, recognized at the time the lender funds the loan, and consisting of the margin added to the lender's loan price.

  •
  Real estate sale fees consist of proceeds earned for providing services in the buying and/or selling process of consumers' real estate.

    FiNet's costs and expenses consist of both fixed and variable expenses and are made up largely of:

  •
  interest paid by Monument Mortgage for warehouse credit facilities;

  •
  Monument Mortgage's loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services, and reserves for potential loan repurchase and premium recapture obligations;

  •
  salaries, commissions and benefits paid to employees of Monument Mortgage;

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

    Economic and interest rate cycles also affect the mortgage industry, because loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.

    While the current strong refinance market has benefited Monument Mortgage's business-to-consumer segment the most, as expected, it continues to be more cyclical than the business-to-business and the business-to-realtor segments. Management believes that the combination of the three existing units of operation will efficiently generate production growth throughout any interest rate cycle.

Impact of Winding Down Subsidiaries of FiNet—Mical and Coastal

    In the three-month period ended June 30, 2001, the winding down of the Mical and Coastal subsidiaries continued. The following table summarizes the impact that the continuing winding down of these subsidiaries had on FiNet's consolidated operating results for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$5	$45	$12	$77
Cost of revenues	—	128	15	339

Gross profit (loss)	5	(83)	(3)	(262)
Other expenses
General and administrative	45	306	172	648

Total expenses	45	306	172	648

Loss from operations	(40)	(389)	(175)	(910)

Net loss	$(40)	$(389)	$(175)	$(910)

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

Revenues and Volumes

    The following table summarizes originations by the reportable business segments for the period indicated (in thousands):

	Three Months Ended June 30
	2001	2000
	(unaudited)
Business-to-business	$56,421	$174,994
Business-to-consumer	64,838	37,712

Total Loan Volume	$121,259	$212,706

    Total loan production decreased $91.4 million, or 43%, to $121.3 million for the three-month period ended June 30, 2001 from $212.7 million for the three-month period ended June 30, 2000. However, revenues decreased only $0.2 million, or 11%, to $1.9 million for the three-month period ended June 30, 2001 from $2.1 million for the three-month period ended June 30, 2000. The decrease in revenue was solely attributable to a decrease in production that resulted from Monument Mortgage's business decision to redirect its focus away from lower margin conforming loan products to higher margin products.

    Overall origination volumes decreased in FiNet's business-to-business segment by 68%; however, this significant reduction was offset by an increase in production of 72% by FiNet's business-to-consumer segment.

    FiNet's management currently expects to increase Monument Mortgage's production and revenues (i) through the origination of a high-margin product mix, (ii) through the planned expansion of Monument Mortgage's business-to-consumer segment and new business-to-realtor division, Homeward Solutions, (iii) by providing state-of-the-art, web-based, origination-related software solutions to its customers and (iv) by teaming up with industry-leading partners with established reputations in the mortgage banking community. FiNet cannot guarantee that it will be able to achieve these results.

Cost of Revenues and Gross Profit

    Cost of revenues decreased $1.2 million, or 52%, for the three-month period ended June 30, 2001 to $1.1 million from $2.3 million for the three-month period ended June 30, 2000. The decrease is due to significant decreases in warehouse interest expense and in employee headcount, as well as to a reduction in loan loss expenses and the elimination of Monument Mortgage's servicing portfolio.When a loan is originated, a corresponding right to service the loan is created. Monument Mortgage's current strategy is to realize the value of this right upon sale of the corresponding loan, by selling the loan without retaining the right to service the loan.

    Warehouse interest expense decreased $0.4 million, or 67%, to $0.2 million for the quarter ended June 30, 2001 from $0.6 million for the quarter ended June 30, 2000, primarily due to significantly reduced interest rates on borrowings and much lower average outstanding balances on Monument Mortgage's warehouse borrowing facilities.

    Following business restructuring activities, compensation and related expenses decreased $0.4 million, or 44%, to $0.5 million for the quarter ended June 30, 2001 from $0.9 million for the quarter ended June 30, 2000.

    Gross margin increased $0.9 million, or 514%, for the three-month period ended June 30, 2001 to $0.7 million from ($0.2) million for the three-month period ended June 30, 2000. FiNet's management currently expects to be able to continue to increase its gross margin in the upcoming quarters. However, FiNet cannot guarantee that it will be able to achieve these results.

General and Administrative

    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and for Monument Mortgage's loan production, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead related expenses, such as rent and utilities.

    Personnel costs and other general and administrative costs decreased $2.0 million, or 47%, to $2.3 million for the three-month period ended June 30, 2001 from $4.3 million for the three-month period ended June 30, 2000. The change can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees.

Marketing and Advertising

    Sales and marketing expenses are primarily comprised of expenses related to advertising and promotion of Monument's series of loan products and the branding of Homeward Solutions. Marketing and advertising expenses decreased $0.3 million, or 75%, to $0.1 million for the three-month period ended June 30, 2001 from $0.4 million for the three-month period ended June 30, 2000. FiNet currently expects marketing expenses to remain relatively constant throughout the remainder of 2001.

Depreciation and Amortization

    Depreciation of fixed assets and amortization of goodwill remained constant for quarters ended June 30, 2001 and 2000. FiNet recorded depreciation and amortization expense of $0.5 million for both quarters. Goodwill is associated with the purchase of certain assets and operations of Lowestrate.com and is amortized on a straight-line basis over three years.

    FiNet will adopt SFAS No. 141 and SFAS No. 142 in the fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's consolidated financial statements.

Special Charges

    Special charges increased $0.6 million, or 200%, for the quarter ended June 30, 2001 to $0.3 million from $(0.3) million for the quarter ended June 30, 2000.

    During the second quarter of 2001, FiNet expensed $0.3 million as a fixed asset valuation adjustment of certain origination software that was determined to be unsuitable to Monument Mortgage's current business model. During the second quarter of 2000, FiNet recovered $0.3 million of its previously written-off expense for tracking software and systems.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues and Volumes

    The following table summarizes originations by the reportable business segments for the period indicated (in thousands):

	Six Months Ended June 30
	2001	2000
	(unaudited)
Business-to-business	$128,054	$305,128
Business-to-consumer	105,894	62,082

Total Loan Volume	$233,948	$367,210

    Total loan volume decreased $133.3 million, or 36%, to $233.9 million for the six-month period ended June 30, 2001 from $367.2 million for the six-month period ended June 30, 2000.

    Revenues increased $1.0 million, or 22%, to $4.5 million for the six-month period ended June 30, 2001 from $3.5 million for the six-month period ended June 30, 2000. The increased revenue for the six-month period ended June 30, 2001 is attributable to the first quarter's focus on originating a high-margin product mix by Monument Mortgage's business-to-business segment. During the second quarter of 2001, the revenue increase was somewhat offset by the reorganization efforts to reduce Monument Mortgage's dependence on its wholesale mortgage banking business.Operations of the business-to-business units were intentionally slowed down so that more efficient origination processes could be implemented, while the business-to-consumer segment's origination was fueled by this year's refinance boom and the creation and implementation of Homeward Solutions.

Cost of Revenues and Gross Profit

    Cost of revenues decreased $1.3 million, or 33%, to $2.7 million for the six-month period ended June 30, 2001 from $4.0 million for the six-month period ended June 30, 2000. This change is due to a significant decrease in warehouse interest expense, a decrease in employee headcount and a reduction in loan loss expenses.

    Warehouse interest expense decreased $0.5 million, or 45%, to $0.6 million for the six-month period ended June 30, 2001 from $1.1 million for the six-month period ended June 30, 2000, primarily due to the continuation of lower interest rates on borrowings and much lower average outstanding balances on Monument Mortgage's warehouse borrowing facilities.

    As a result of the restructuring of business activities, compensations and related expenses decreased $0.5 million, or 28%, to $1.3 million for the six-month period ended June 30, 2001 from $1.8 million for the six-month ended June 30, 2000.

    Gross margin increased $2.2 million, or 550%, for the six-month period ended June 30, 2001 to $1.8 million from ($0.4) million for the six-month period ended June 30, 2000. FiNet's management currently expects to be able to continue to increase its gross margin in the upcoming quarters.

General and Administrative

    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and for Monument Mortgage's loan production, (ii) professional fees paid for legal, accounting and technological expertise and (iii) overhead related expenses, such as rent and utilities.

    Personnel costs and other general and administrative costs decreased $4.4 million, or 47%, to $4.9 million for the six-month period ended June 30, 2001 from $9.3 million for the six-month period ended June 30, 2000. This change can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees paid.

Marketing and Advertising

    Sales and marketing expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan products and the branding of Homeward Solutions. Marketing and advertising expenses decreased $1.1 million, or 85%, to $0.2 million for the six-month period ended June 30, 2001 from $1.3 million for the six-month period ended June 30, 2000. FiNet currently expects marketing expenses to remain relatively constant throughout the remainder of 2001.

Depreciation and Amortization

    Depreciation of fixed assets and amortization of goodwill remained constant for the six-month periods ended June 30, 2001 and 2000. FiNet recorded depreciation and amortization expense of $1.0 million for both periods. Goodwill is associated with the purchase of certain assets and operations of Lowestrate.com and is amortized on a straight-line basis over three years. The Company will adopt SFAS No. 141 and SFAS No. 142 in the fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on the company's consolidated financial statements.

Special Charges

    Special charges decreased $0.7 million, or 70%, for the six-month period ended June 30, 2001 to $0.3 million from $1.0 million for the six-month period ended June 30, 2000.

    During the second quarter of 2001, FiNet expensed $0.3 million as a fixed assets valuation adjustment for certain origination software that was determined unsuitable to Monument Mortgage's current business model. During the six-month period ended June 30, 2000, FiNet replaced certain systems and software and, therefore, expensed the remaining book value of $1.3 million of the replaced systems and software. Subsequently, during the six-month period ended June 30, 2000, FiNet recovered $0.3 million of its previously written-off systems and software.

Financial Condition

    Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations to service operational debt and to make capital investments. Stockholders' equity decreased $4.8 million, or 37%, to $8.1 million at June 30, 2001 from $12.9 million at December 31, 2000. Stockholders' equity decreased primarily due to FiNet's operating losses incurred in the six-month period ended June 30, 2001.

    As of June 30, 2001, FiNet's total cash balance including immediately available and restricted cash was $8.3 million. Available cash decreased by $3.7 million, or 39%, to $5.8 million at June 30, 2001 from $9.5 million at December 31, 2000. Cash was used for general operations, to fund mortgage origination activities by FiNet's mortgage banking subsidiaries, to make capital investments and to purchase three convertible notes for the total of $0.5 million. The use of cash was partially offset by the collection of proceeds on the sale of mortgages held for sale and fees collected through Monument Mortgage's business-to-consumer segment. Restricted cash increased by $2.1 million, or 700%, to $2.4 million at June 30, 2001 from $0.3 million at December 31, 2000. FiNet deposited $0.6 million and obtained a certificate of deposit from its primary bank in accordance with agreements related to required insurance coverage and also deposited $1.5 million into its primary warehouse lender's bank in accordance with the Ninth Amendment to the First Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage and its primary warehouse lender.

    Mortgages held for sale and warehouse borrowings decreased by $18.1 million and $15.1 million from December 31, 2000 to June 30, 2001, respectively, due to the reorganization efforts to reduce Monument Mortgage's dependence on its wholesale mortgage banking operation.

    Management currently believes that future improvements in results of operations and financial condition depend on the ability of Monument Mortgage to (i) increase its business-to-business loan origination volumes, (ii) to increase the overall productivity of the loan originations process by its business-to-business segments, (iii) efficiently implement its business-to-realtor business plan, (iv) achieve highly efficient operations in all of its three business segments and (v) manage warehouse and operating expenses in proportion to loan volume. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and the demand for mortgage loans. There can be no assurances that FiNet's financial condition or results of operations will improve.

Liquidity and Capital Resources

    The nature of the mortgage lending business requires Monument Mortgage to advance cash on a daily basis to fund newly originated loans generated by its business-to-business segment. The majority of these funds are provided through conventional mortgage warehouse lines of credit, "purchase/repurchase" arrangements and/or the use of available cash balances. Additional cash resources, obtained primarily through the private placement of FiNet's common stock, are used to fund ongoing expenses such as administration and marketing, to invest in product development, to satisfy operational debt and other obligations as they come due.

    Adequate credit facilities and other sources of funding that permit Monument Mortgage to close and fund mortgage loans are essential to its business-to-business segment. Once the sale of loans is completed and the warehouse line of credit repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements—Note 3. Borrowing Arrangements" for additional liquidity and capital resources disclosure on warehouse and other lines of credit.

  •
  Operating activities. During the six-month period ended June 30, 2001, operating activities, including general operating expenditures, repayment of warehouse borrowings, funding new loans and increase of restricted cash, used a net cash amount of $3.1 million.

  •
  Investing activities. During the six-month period ended June 30, 2001, investing activities, including purchase of furniture, fixtures and equipment and purchase of convertible notes, used a net cash of $0.6 million.

  •
  Financing activities. During the six-month period ended June 30, 2001, financing activities, including proceeds from issuance of common stock, provided a net cash amount of $3.0 thousand.

    If FiNet continues to maintain at least its current level of working capital borrowing resources, FiNet believes that its existing cash balances and funds available through revolving warehouse facilities and purchase/repurchase agreements will be sufficient to meet FiNet's liquidity requirements until profitability will be reached. FiNet does not expect that it will need to arrange for additional sources of capital. However, FiNet cannot guarantee that it will ever reach profitability, that it will be able to meet its operational expenses without the need for additional financing, or that it will be able to obtain additional financing on favorable terms, or at all, if so required.

Potential for Nasdaq Delisting

    FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq"), including a minimum bid price requirement of $1.00 per share. If the closing bid price of FiNet's common stock closes below $1.00 per share for 30 consecutive days, FiNet may receive notification from Nasdaq that its common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90-day period following such notification. FiNet cannot be certain that it will be able to continue to maintain its listing on the Nasdaq SmallCap Market. Delisting from the Nasdaq SmallCap Market and inclusion of FiNet's common stock on the OTC Bulletin Board, or other similar quotation system, could adversely affect the liquidity and price of FiNet's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of its business, Monument Mortgage is exposed to risks common to other companies in the mortgage banking industry, including certain economic and regulatory risks such as: interest rate risk, market risk, credit risk and repurchase risk.

    Monument Mortgage's commitments made by its business-to-business segment to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $1.9 million and $18.9 million as of June 30, 2001 and December 31, 2000, respectively. Until a rate commitment is extended to a borrower, there is no market risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.

    To protect against such losses, Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 to 30 days of funding, and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, market interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage also retains the services of Mortgage Capital Management, Inc., an independent hedging service and is able to utilize Mortgage Capital Management's reporting services, including but not limited to, pipeline, commitment and mark-to-market reporting. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sound credit risks at June 30, 2001 and at December 31, 2000 aggregating $2.0 million and $19.7 million, respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $21.9 million and $40.0 million as of June 30, 2001 and December 31, 2000, respectively.

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

    Monument Mortgage is also subject to certain business and credit risks associated with interest rate changes. In a rising interest rate environment, potential borrowers may be discouraged from borrowing to finance their home or from refinancing their existing mortgage. Thus, a decrease in loan production may be experienced which may negatively impact operations.

    The following risk factors could also, among other things, cause future results to differ substantially from past results or those anticipated in any forward looking statements throughout this document:

  •
  The level of demand for mortgage loans, which can be affected by the level of interest rates, the strength of the economy and the demographics of Monument Mortgage's primary lending market.

  •
  The degree of Monument Mortgage's success in executing its growth plans for its three major business segments.

  •
  The degree of Monument Mortgage's success in differentiating itself from competition and the actions undertaken by its competitors, many of which may have lower cost of funds to operate.

  •
  The availability of funds from Monument Mortgage's credit facilities to finance mortgage lending activities.

  •
  The level of loan repurchase requests received by Monument Mortgage's business-to-business segment, which is highly correlated with the level of loan loss reserves Monument Mortgage has to maintain.

  •
  The degree of success in managing derivative instruments and hedging activities, since it may cause increased volatility in FiNet's earnings.

  •
  Any economic downturns or natural disasters in California, Monument Mortgage's primary market.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements—Note 4 Commitments and Contingencies" for material developments in previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders held on May 21, 2001 and adjourned and reconvened on June 12, 2001, the following proposals were adopted by the margins indicated:

1.
The motion to elect the Company's Board of Directors was carried as follows:

	For	Withheld
L. Daniel Rawitch	7,652,751	134,467
António P. Falcão	7,652,113	135,105
S. Lewis Meyer	7,650,923	136,295
Stephen J. Sogin, Ph. D	7,651,813	135,405
Diogo Abreu	7,787,218	—
2.
The motion to approve an increase in the number of shares reserved for issuance under the 1998 Stock Option Plan from 833,333 shares to 3,833,333 shares was carried as follows:

Votes For	4,179,488
Votes Against	230,835
Votes Abstaining	10,843
3.
The motion to approve an increase in the number of shares reserved for issuance under the 1998 Non-Employee Director Option Plan from 83,333 shares to 283,333 shares was carried as follows:

Votes For	3,999,563
Votes Against	411,219
Votes Abstaining	10,385
4.
The motion to decrease the number of authorized shares from 150,000,000 shares to 50,000,000 shares was carried as follows:

Votes For	7,496,607
Votes Against	57,407
Votes Abstaining	233,203

5.
The motion to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001 was carried as follows:

Votes For	7,742,079
Votes Against	37,896
Votes Abstaining	7,242

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	3.1.1	Restated Certificate of Incorporation, as amended by the registrant's Certificate of Amendment dated as of June 29, 2001.
10.1
Ninth Amendment to the First Amended and Restated Warehousing Credit and Security Agreement dated as of May 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
(b)	Reports on Form 8-K:
On May 14, 2001, FiNet filed a Form 8-K to report, under Item 5 thereof, the resignation of its Chief Financial Officer, Patrick J. Mackin.
On May 30, 2001, FiNet filed a Form 8-K to report, under Item 5 thereof, the resignation of its Chief Executive Officer, Rick Cossano.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINET.COM, INC.
By:	/s/ L. DANIEL RAWITCH L. Daniel Rawitch President and Chief Executive Officer August 14, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ L. DANIEL RAWITCH L. Daniel Rawitch	(Principal Financial and Accounting Officer)	August 14, 2001

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FiNet.com, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K