Form 10-Q
period 2001-09-30
FINET COM INC
filed 2001-11-14
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes /x/  No / /

As of November 5, 2001, 9,522,559 shares of the registrant's Common
Stock, $.01 par value per share, were issued and outstanding.

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30 2001	December 31 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1,823	$9,454
Restricted cash	2,333	300
Accounts and notes receivable, net	123	416
Mortgages held for sale, net	7,994	39,975
Furniture, fixtures and equipment, net	1,681	2,712
Goodwill, net	—	1,309
Investment in CriticalPoint	3,009	—
Other assets	555	581

Total assets	$17,518	$54,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit	$6,351	$35,922
Accounts payable	167	187
Notes payable	70	70
Accrued expenses and other liabilities	4,961	5,708

Total liabilities	11,549	41,887
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01 per share (50,000 shares authorized, 9,523 and 9,465 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively)	1,029	1,024
Additional paid-in capital	109,906	109,841
Accumulated deficit	(104,966)	(98,005)

Total stockholders' equity	5,969	12,860

Total liabilities and stockholders' equity	$17,518	$54,747

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues	$1,760	$2,515	$6,213	$6,042
Cost of revenues	920	4,210	3,605	8,180

Gross profit (loss)	840	(1,695)	2,608	(2,138)
Operating expenses:
General and administrative	1,796	4,246	6,709	13,594
Marketing and advertising	63	401	290	1,689
Depreciation and amortization	1,179	548	2,177	1,557
Special charges	—	—	301	964

Total expenses	3,038	5,195	9,477	17,804

Loss from operations	(2,198)	(6,890)	(6,869)	(19,942)
Other income and expense:
Gain (loss) from derivatives	1	—	(13)	—
Gain (loss) on sale of marketable equity securities	—	(42)	—	824
Other interest income	20	22	48	174

Loss before income taxes	(2,177)	(6,910)	(6,834)	(18,944)
Income tax expense	2	20	35	53

Loss from continuing operations	(2,179)	(6,930)	(6,869)	(18,997)
Cumulative effect of change in accounting principle	—	—	(93)	—

Net loss available to common shareholders	$(2,179)	$(6,930)	$(6,962)	$(18,997)

Basic and diluted net loss per common share before effect of change in accounting principle	$(0.23)	$(0.88)	$(0.72)	$(2.42)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Basic and diluted net loss per common share	$(0.23)	$(0.88)	$(0.73)	$(2.42)

Weighted average common shares used in computing basic and diluted net loss per common share	9,509	7,898	9,503	7,863

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30
	2001	2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,962)	$(18,997)
Less cumulative effect of change in accounting principle	93	—

Loss from continuing operations	(6,869)	(18,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,177	1,557
Compensation attributable to warrant issuance	—	382
Asset valuation adjustments	301	964
Gain on sale of marketable securities	—	(824)
Loss from derivative transactions	13	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,033)	10,003
Decrease (increase) in mortgage loans held for sale	31,888	(6,305)
Increase (decrease) in accounts and notes receivable	293	(308)
Decrease in other assets	14	274
(Decrease) increase in warehouse borrowings	(29,571)	590
Decrease in accounts payable and accrued expenses	(776)	(2,807)

Net cash used in operating activities	(4,563)	(15,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(90)	(955)
Proceeds from sale of furniture, fixtures and equipment	15	—
Proceeds from sale of mortgage servicing rights	—	420
Proceeds from sale of marketable securities	—	1,794
Investment in CriticalPoint	(3,009)	—

Net cash (used in) provided by investing activities	(3,084)	1,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	16	(210)
Proceeds from the exercise of common stock warrants and options	—	817
Repayment of note payable, capitalized leases and line of credit	—	(58)

Net cash provided by financing activities	16	549

Net decrease in cash	(7,631)	(13,663)
Cash at beginning of period	9,454	18,626

Cash at end of period	$1,823	$4,963

See accompanying notes.

FiNet.com, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1.  THE COMPANY

ORGANIZATION

    FiNet.com, Inc., a financial services holding company, provides both traditional and on-line mortgage services to mortgage brokers, consumers and real-estate agents through its wholly owned subsidiary Monument Mortgage, Inc. Monument Mortgage services three business divisions: business-to-business, business-to-consumer and business-to-realtor. Business-to-business services are provided to mortgage brokers and marketed through both traditional means and through strategic partnerships. Business-to-consumer services are provided to consumers directly and marketed through both the Internet and various traditional advertising mediums. Business-to-realtor services are provided to real estate agents through virtual loan centers embedded in the agents' website. As of September 30, 2001, Monument Mortgage was licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia.

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

    The accompanying financial statements as of and for the three- and nine-month periods ended September 30, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly FiNet's financial position, results of operations and statement of cash flows for the periods ended and as of September 30, 2001 and September 30, 2000. The results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001.

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

Reclassifications

    Certain amounts reflected in the condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2000 have been reclassified to conform to the current period presentation.

Revenue Recognition

    Interest income on the portfolio of mortgages held-for-sale is accrued as earned. When loans become ninety days past due, interest income stops accruing and all previously accrued interest is reversed.

    Gain on sale of servicing rights and loans held for sale consists of proceeds in excess of the portfolio's carried basis. Funding-related premiums paid and discounts obtained are deferred as an adjustment to the carried basis of the related loans until such loans are sold. Upon the sale of such loans, deferred transaction fees are recognized and included in gain on sale of mortgage loans.

    Loan brokerage fees are earned by Monument Mortgage's business-to-consumer segment for the processing of mortgage loan applications for third-party lenders. Monument Mortgage does not take title to these mortgages. The brokerage fees for providing these services are recognized at the time the loans are funded by the third-party lenders.

    Real estate sales fees consist of proceeds earned for services provided to buyers and/or sellers in connection with residential real estate purchases and sales.

    Included in other income are other miscellaneous loan production related revenues.

    FiNet's revenue components are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:
Loan interest income	$284	$2,041	$1,507	$3,906
Gain on sale of servicing rights and mortgage loans	868	425	3,167	1,812
Loan servicing fees	2	2	6	13
Loan brokerage fees	527	42	1,252	220
Real estate sales	79	—	79	—
Other	—	5	202	91

Total revenues	$1,760	$2,515	$6,213	$6,042

Cost of Revenue

    Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenues" in FiNet's Condensed Consolidated Statements of Operations. Cost of revenues also includes (i) costs of personnel attributable to loan production, (ii) expense recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expense and (iv) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other origination-related costs are included in cost of revenues.

Equity Method Investment

    Investments are accounted for using the equity method of accounting if the investment gives the investor the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the investor has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

NOTE 3.  INVESTMENT IN EPEXEGY CORPORATION

    On August 30, 2001, FiNet completed a strategic investment for a total of $3.0 million in Epexegy Corporation dba CriticalPoint Software ("CriticalPoint") a "private company" and received 4,941,020 voting Series D convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock. The warrants represent four separate warrants to purchase additional shares of Series D voting convertible preferred stock at an exercise price of $0.61 per share. Two warrants to purchase 1,642,519 shares of preferred stock each expire on January 31, 2002 and July 31, 2002. The remaining warrants expire on February 1, 2005. See Note 9 for additional information regarding the accounting of these warrants.

    FiNet recorded its investment in CriticalPoint on the consolidated balance sheets as "Investments in CriticalPoint" and its share of the investees' earnings or losses recognized on a one month lag basis will be recorded in FiNet's Consolidated Statement of Operations as "Equity in earnings (losses) of CriticalPoint."

    At September 30, 2001, FiNet's approximate ownership interest in the investee, based on outstanding preferred and common shares and option grants, was 40.0% assuming the conversion of all preferred shares, warrants and stock options.

    The initial cost of FiNet's investment is allocated to the preferred stock and the warrants based on the fair value of the instruments at the time of the acquisition. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. FiNet allocated a value of $2,334,000 to the preferred stock investment and $675,000 to the warrants based on its estimates of relative fair market values. These allocations were based on preliminary valuations subject to finalization in the fourth quarter 2001.

    FiNet currently holds all Series D preferred stock of CriticalPoint. The Series D preferred stock has a liquidation preference that is prior to that of common stock and all previous series of preferred stock. FiNet accounts for its preferred stock investment in CriticalPoint in a manner similar to the equity method of accounting. To the extent that CriticalPoint's aggregate losses exceed its common stockholders' equity or any other equity funds raised prior to the Series D preferred stock round, FiNet recognizes its equity in such losses, with such aggregate losses incurred subsequent to the date of its investment limited to its investment in the preferred shares of CriticalPoint.

    FiNet will periodically evaluate whether a decline in fair value of its preferred stock investment has occurred and whether or not it is other-than-temporary. This evaluation will consist of a review of qualitative and quantitative factors by members of senior management. FiNet will consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations, operating trends and other financial ratios, as well as the market value of comparable companies. FiNet requires its private investee to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below FiNet's accounting basis.

NOTE 4. SEGMENT INFORMATION

    FiNet has adopted Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified two reportable business segments: business-to-business and business-to-consumer, the operations of which are conducted through Monument Mortgage. As of September 30, 2001, the business-to-realtor services provided through Monument Mortgage did not constitute a reportable business segment and is included with the business-to-consumer segment.

    Information related to FiNet's reportable operating segments is shown below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Revenue
Business-to-business	$1,166	$2,165	$4,827	$5,136
Business-to-consumer	594	350	1,386	906

Segment Revenue	1,760	2,515	6,213	6,042
Corporate	—	—	—	—

	$1,760	$2,515	$6,213	$6,042

Operating loss
Business-to-business	$(570)	$(3,100)	$(3,278)	$(10,763)
Business-to-consumer	(251)	(1,379)	(845)	(4,063)

Segment operating loss	(821)	(4,479)	(4,123)	(14,826)
Corporate-includes cumulative effect of change in accounting principle	(1,377)	(2,411)	(2,746)	(5,116)

	$(2,198)	$(6,890)	$(6,869)	$(19,942)

Capital expenditures
Business-to-business	$14	$69	$14	$793
Business-to-consumer	—	13	—	84

Segment Capital expenditures	14	82	14	877
Corporate	—	4	76	78

	$14	$86	$90	$955

	September 30 2001	December 31 2000
Identifiable assets
Segment Identifiable assets
Business-to-business	$11,881	$46,535
Business-to-consumer	1,226	2,737

Segment Identifiable assets	13,107	49,272
Corporate	4,411	5,475

	$17,518	$54,747

Long-lived assets
Business-to-business	$1,429	2,305
Business-to-consumer	117	136

Segment long-lived assets	1,546	2,441
Corporate	135	271

	$1,681	$2,712

NOTE 5. SPECIAL CHARGES

    During the nine-month period ended September 30, 2001, FiNet recorded expenses of $0.3 million, as fixed asset valuation adjustments for certain loan origination-related software that management has determined is no longer usable in FiNet's current business model.

    During the nine-month period ended September 30, 2000, FiNet replaced certain systems and software and, therefore, expensed the remaining book value of $1.3 million of the replaced systems and software. Subsequently, FiNet recovered $0.3 million of these costs.

NOTE 6. BORROWING ARRANGEMENTS

    Borrowing arrangements consist of the following (in thousands):

	September 30 2001	December 31 2000
	(Unaudited)
Warehouse and other borrowing arrangements
Warehouse lines of credit:
$10 million uncommitted, bearing interest at Prime + 0.75%, no expiration date	$—	$—
$12 million committed at September 31, 2001 and $60 million committed at December 31, 2000, bearing interest at LIBOR + variable spread, expires on November 30, 2001	6,351	35,922

	$6,351	$35,922

Notes payable
Notes payable (various rates)	$70	$70

Warehouse Line of Credit

    As of September 30, 2001, Monument Mortgage had a warehouse line of credit for the interim financing of mortgage loans of up to $10 million that carries an interest rate of prime plus 0.75%. This warehouse agreement has no expiration date. Additionally, Monument Mortgage had a warehouse line of credit of $12 million at September 30, 2001 that carries an interest rate of LIBOR (one-month) plus 2.25%. This warehouse agreement expires on November 30, 2001. Upon expiration, this agreement will not be renewed. Monument Mortgage is in the process of finalizing a warehouse line of credit agreement with an additional warehouse lender to replace the expiring agreement. For the three-month periods ended September 30, 2001 and 2000, Monument Mortgage recorded warehouse interest expense of $158,000 and $2,041,000, respectively, and for the nine-month periods ended September 30, 2001 and 2000, Monument Mortgage recorded warehouse interest expense of $721,000 and $3,094,000, respectively. Warehouse interest expense is included in the Condensed Consolidated Statements of Operations in "Cost of revenues". Borrowings under both warehouse facilities are secured by the mortgages held for sale, thereby financed. At September 30, 2001 and December 31, 2000, the prime rate was 6.0% and 9.5%, and LIBOR (one-month) was 2.64% and 6.64%, respectively.

Warehouse Facility Covenants

    Monument Mortgage's warehouse line of credit of $10 million contains various financial covenants including minimum net worth requirement. At September 30, 2001, Monument Mortgage was in compliance with all requirements. Additionally, Monument Mortgage's $12 million warehouse line of credit contains various financial covenants including minimum tangible net worth, minimum cash balance, leverage ratio and permitted cumulative loss requirements. Should an event of default, as defined in the agreements, occur, outstanding principal and interest are due on demand. At September 30, 2001, Monument Mortgage was not in compliance with the tangible net worth, the minimum cash balance and the guarantor's permitted cumulative loss covenants on its $12 million warehouse line of credit. Since this warehouse line of credit will expire on November 30, 2001, Monument Mortgage has not requested a waiver for non-compliance. Subject to certain conditions and Monument Mortgage's scheduled repayment of this obligation, the warehouse lender has agreed not to exercise its remedies associated with non-compliance of the aforementioned covenants.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

    On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas,

Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to mediation. The parties are currently conducting discovery. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

NOTE 8. EMPLOYEE STOCK PURCHASE PLAN

    FiNet has an Employee Stock Purchase Plan under which all employees, including executive officers, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 41,667 shares reserved for issuance under this plan. During the three-month and nine-month periods ended September 30, 2001, 2,076 and 5,928 shares of common stock were purchased, respectively. During the three-month and nine-month periods ended September 30, 2000, 2,000 and 3,448 shares of common stock were purchased, respectively. As of September 30, 2001, there were 29,634 shares of common stock available for the employees to purchase.

NOTE 9. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS 133

    Effective January 1, 2001, FiNet adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133"), which requires that all derivative instruments held by Monument Mortgage be reported on FiNet's consolidated balance sheet as either assets or liabilities at fair value. Changes in the fair value of these derivatives are reported in earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting and the type of qualified hedge. This Statement also establishes criteria for designation and effectiveness of hedging activities.

    Included in the investment in equity securities of CriticalPoint described above, are warrants held by FiNet to purchase additional equity securities of CriticalPoint. As these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise ("net share warrants"), they are deemed to be derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value will be recognized in "Gain (loss) from derivatives" in FiNet's Consolidated Statements of Operations in the period of change. FiNet determines the fair value of these warrants through option-pricing models using current market price and volatility assumptions, including public-company market comparables for its private-company warrants.

    In accordance with SFAS 133, Monument Mortgage identified the following derivative financial instruments:

  •
  Locked loan commitments; and

  •
  FNMA forward contracts.

    Locked loan commitments represent commitments to fund loans that have been offered by Monument Mortgage to various prospective borrowers.

    FNMA forward contracts are contracts Monument Mortgage sell on the secondary market in order to mitigate its interest rate exposure. Generally, if interest rates increase, the value of Monument Mortgage's locked loan commitments decreases; therefore, Monument Mortgage's gain on sale is adversely effected. In order to hedge the risk of overall changes in the fair value of the loan commitments, Monument Mortgage sells forward contracts of government sponsored securities. Under the provisions of SFAS 133, these loan commitments and forward contracts qualify as derivatives and, therefore, are marked-to-market through current period earnings. The change in the fair value is recorded as income or loss from derivatives in FiNet's Consolidated Statements of Operations.

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

    For the nine months ended September 30, 2001, Monument Mortgage recorded a $13,000 loss on derivatives as a separate component of "Other income and expense" in FiNet's Condensed Consolidated Statements of Operations.

SFAS 141 and 142

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 141 in their fiscal year beginning after January 1, 2002. SFAS No. 142 is to be adopted in its entirety in fiscal years beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    FiNet has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use such words as "may,""will," "should," "could," "would," "believes," "expects," "anticipates," "plans," "intends," "estimates," "is being," or "goal" or other similar expression of these terms or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. FiNet expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Our Future Performance" and elsewhere in our Annual Report on Form 10-K as of December 31, 2000.

    The following discussion and analysis of FiNet's financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included herein, and our Annual Report on Form 10-K as of December 31, 2000.

OVERVIEW

    FiNet.com, Inc., a financial services holding company, provides both traditional and on-line mortgage services to mortgage brokers, consumers and real-estate agents through its wholly owned subsidiary Monument Mortgage, Inc. FiNet services three business divisions: business-to-business, business-to-consumer and business-to-realtor. Business-to-business services are provided to brokers and marketed through both traditional means and through strategic partnerships. Business-to-consumer services are provided to consumers directly and marketed through both the Internet and various traditional advertising mediums. Business-to-realtor services are provided to real estate agents through FiNet's virtual loan centers embedded in the agents' websites. As of September 30, 2001, Monument Mortgage was licensed to originate and fund mortgage loans in fifty (50) states and the District of Columbia. During the upcoming financial quarters, Monument Mortgage intends to withdraw from nationwide licensing and focus its mortgage lending and brokering activities on selected key states.

    During the three-month period ended September 30, 2001, Monument Mortgage continued to develop its business-to-realtor division that utilizes licensed real estate agents to generate additional mortgage loan business. The new division, also known as Homeward Solutions, also allows real estate agents to provide financing services to their customers during the home buying process through virtual loan centers embedded in the agents' websites. Through the loan centers, real estate agents can submit loan applications, obtain pricing, and access their clients' loan status. Homeward Solutions also works directly with consumers to provide them with both real estate sales and home loan services.

    During the three-month period ended September 30, 2001, FiNet completed a strategic investment of $3.0 million in Epexegy Corporation d/b/a CriticalPoint Software, and received 4,941,020 voting convertible Series D preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting preferred stock.

    FiNet currently derives substantially all of its revenues from Monument Mortgage's activities, which include:

  •
  interest income generated from loans held for sale by Monument Mortgage's business-to-business segment;

  •
  the sale of mortgage loans that the business-to-business segment of Monument Mortgage originates, consisting of the net gain on the sale of loans and servicing rights recognized as the difference between the selling price of the loan and servicing rights, and the carrying value of the loan and servicing rights sold;

  •
  fees charged for underwriting and processing loans by Monument Mortgage's business-to-business unit, consisting of application, documentation, and processing fees;

  •
  fees charged by Monument Mortgage's business-to-consumer and business-to-realtor activities, recognized at the time the lender funds the loan, and consisting of the margin added to the lender's loan price; and

  •
  real estate sales fees consist of proceeds earned for services provided to buyers and/or sellers in connection with residential real estate purchases and sales.

    FiNet's costs and expenses consist of both fixed and variable expenses and are made up largely of:

  •
  interest paid by Monument Mortgage for its warehouse credit facilities;

  •
  Monument Mortgage's loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services, reserves for potential loan repurchases and premium recapture obligations;

  •
  salaries, commissions and benefits paid to employees of Monument Mortgage;

  •
  general and administrative expenses such as occupancy costs, office expenses and professional services for both FiNet and Monument Mortgage; and

  •
  depreciation and amortization expense related principally to FiNet's facilities, furniture, fixtures, and equipment, as well as goodwill associated with FiNet's acquisition on August 20, 1999 of certain assets from Lowestrate.com, Inc.

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

    While the current strong home refinance market has benefited Monument Mortgage's business-to-consumer segment the most, as expected, the business-to-consumer segment continues to be more cyclical than the business-to-business segment and the business-to-realtor division. Monument Mortgage believes that the combination of the three existing units of operation will efficiently generate production growth throughout any interest rate cycle.

Impact of Winding Down Subsidiaries of FiNet—Mical and Coastal

    In the three-month period ended September 30, 2001, the winding down of the Mical and Coastal subsidiaries continued. The following table summarizes the impact that the continuing winding down of these subsidiaries had on FiNet's consolidated operating results for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues	$4	$19	$16	$96
Cost of revenues	—	244	(15)	(95)

Gross profit (loss)	4	263	1	1
Other expenses	—	—	—	—
General and administrative	39	(181)	211	(829)

Total expenses	39	(181)	211	(829)

Loss from operations	(35)	82	(210)	(828)

Net loss	$(35)	$82	$(210)	$(828)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues and Volumes

    The following table summarizes originations by the reportable business segments for the three-month periods ended in September 30, 2001 and 2000 (in thousands):

	Three Months Ended September 30
	2001	2000
	(unaudited)
Business-to-business	$21,945	$274,703
Business-to-consumer	36,464	41,412

Total Loan Volume	$58,409	$316,115

    Total loan production volume decreased $257.7 million, or 82%, to $58.4 million for the three-month period ended September 30, 2001 from $316.1 million for the three-month period ended September 30, 2000. Revenues decreased at a relatively lower rate of $0.7 million, or 28%, to $1.8 million for the three-month period ended September 30, 2001 from $2.5 million for the three-month period ended September 30, 2000. FiNet believes that the decrease in revenue was primarily attributable to a decrease in loan production discussed above. The decrease in loan production resulted from Monument Mortgage's business decision to direct its focus away from lower margin conforming loan products to higher margin products.

    Monument Mortgage expects to increase its production and revenues (i) through the origination of a high-margin product mix, (ii) through the planned expansion of Monument Mortgage's business-to-consumer segment and its business-to-realtor division, Homeward Solutions, (iii) by providing state-of-the-art, web-based, origination-related software solutions to its customers and (iv) by teaming up with industry-leading partners with established reputations in the mortgage banking community. FiNet cannot guarantee that the expected increase in production and revenues will be achieved.

Cost of Revenues and Gross Profit

    Cost of revenues decreased $3.3 million, or 79%, for the three-month period ended September 30, 2001 to $0.9 million from $4.2 million for the three-month period ended September 30, 2000. The decrease in cost of revenues is due to significant decreases in warehouse interest expense and in employee headcount, as well as to a reduction in loan loss expenses and the elimination of Monument Mortgage's servicing portfolio. When a loan is originated, a corresponding right to service the loan is created. Monument Mortgage's current strategy is to realize the value of this right upon sale of the corresponding loan, by selling the loan without retaining the right to service the loan.

    Warehouse interest expense decreased $1.8 million, or 90%, to $0.2 million for the quarter ended September 30, 2001 from $2.0 million for the quarter ended September 30, 2000, primarily due to significantly reduced interest rates on borrowings and much lower average outstanding balances on Monument Mortgage's warehouse borrowing facilities.

    Following business restructuring activities, compensation and related expenses decreased $0.8 million, or 62%, to $0.5 million for the quarter ended September 30, 2001 from $1.3 million for the quarter ended September 30, 2000.

    As a result of its reduced cost of revenues, gross profit increased $2.5 million, or 147%, for the three-month period ended September 30, 2001 to $0.8 million from a loss of $1.7 million for the three-month period ended September 30, 2000. Management currently expects to be able to continue to increase its gross profit in the upcoming quarters. However, FiNet cannot guarantee that these results will be achieved.

General and Administrative

    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and for Monument Mortgage's loan production, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead related expenses, such as rent and utilities.

    Personnel costs and other general and administrative costs decreased $2.4 million, or 57%, to $1.8 million for the three-month period ended September 30, 2001 from $4.2 million for the three-month period ended September 30, 2000. The change can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees.

Marketing and Advertising

    Sales and marketing expenses are primarily comprised of expenses related to advertising and promotion of Monument's series of loan products and the branding of Homeward Solutions. Marketing and advertising expenses decreased $0.34 million, or 85%, to $0.06 million for the three-month period ended September 30, 2001 from $0.4 million for the three-month period ended September 30, 2000. FiNet currently expects marketing expenses to remain relatively constant throughout the remainder of 2001.

Depreciation and Amortization

    Depreciation and amortization expenses increased by $0.7 million, or 140%, to $1.2 million for the three-month period ended September 30, 2001 from $0.5 million for the three-month period ended September 30, 2000. Depreciation and amortization expenses are related to FiNet's fixed assets and goodwill associated with the purchase of certain assets and operations of Lowestrate.com. During the third quarter of 2001, FiNet wrote-off of the remaining unamortized goodwill balance of $0.8 million. This write-off was due to management's agreement that the Lowestrate.com assets and operations had other than temporarily impaired due to its decision to cease operations related to this acquisition.

    FiNet will adopt SFAS No. 141 and SFAS No. 142 in the fiscal year beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's consolidated financial statements. See Part I, Item 1 "Notes to Consolidated Financial Statements—Recently Adopted Accounting Pronouncements" for more details regarding SFAS Nos. 141 and 142.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues and Volumes

    The following table summarizes originations by the reportable business segments for the nine-month periods ended September 30, 2001 and 2000 (in thousands):

	Nine Months Ended September 30
	2001	2000
	(unaudited)
Business-to-business	$150,000	$579,831
Business-to-consumer	142,357	103,494

Total Loan Volume	$292,357	$683,325

    Total loan production volume decreased $391 million, or 57%, to $292 million for the nine-month period ended September 30, 2001 from $683 million for the nine-month period ended September 30, 2000.

    Revenues increased $0.2 million, or 3%, to $6.2 million for the nine-month period ended September 30, 2001 from $6.0 million for the nine-month period ended September 30, 2000. FiNet believes that the increased revenue and lower production volume for the nine-month period ended September 30, 2001, is attributable primarily to Monument Mortgage's focus on originating a high-margin product mix in its business-to-business segment. During the second and third quarters of year 2001, the revenue increase was somewhat offset by the reorganization efforts to reduce Monument Mortgage's dependence on its wholesale mortgage banking business. Operations of the business-to-business units were intentionally slowed down so that more efficient origination processes could be implemented, while the business-to-consumer segment's origination production was fueled by this year's refinance boom and the creation and implementation of Homeward Solutions.

Cost of Revenues and Gross Profit

    Cost of revenues decreased $4.6 million, or 56%, to $3.6 million for the nine-month period ended September 30, 2001 from $8.2 million for the nine-month period ended September 30, 2000. This change is due to a significant decrease in warehouse interest expense, a decrease in employee headcount and a decrease in direct origination cost.

    Warehouse interest expense decreased $2.4 million, or 77%, to $0.7 million for the nine-month period ended September 30, 2001 from $3.1 million for the nine-month period ended September 30, 2000, primarily due to the continuation of lower interest rates on borrowings and much lower average outstanding balances on Monument Mortgage's warehouse borrowing facilities.

    As a result of the restructuring of business activities, compensation and related expenses decreased $1.3 million, or 42%, to $1.8 million for the nine-month period ended September 30, 2001 from $3.1 million for the nine-month ended September 30, 2000.

    As a result of reduced cost of revenues, gross profit increased $4.7 million, or 224%, for the nine-month period ended September 30, 2001 to $2.6 million from a loss of $2.1 million for the nine-month period ended September 30, 2000. FiNet's management currently expects to be able to continue to increase its gross profit in the upcoming quarters. There can be no assurances that FiNet can achieve these results.

General and Administrative

    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and for Monument Mortgage's loan production, (ii) professional fees paid for legal, accounting and technological expertise and (iii) overhead related expenses, such as rent and utilities.

    Personnel costs and other general and administrative costs decreased $6.9 million, or 51%, to $6.7 million for the nine-month period ended September 30, 2001 from $13.6 million for the nine-month period ended September 30, 2000. This change can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees.

Marketing and Advertising

    Sales and marketing expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan products and the branding of Homeward Solutions. Marketing and advertising expenses decreased $1.4 million, or 82%, to $0.3 million for the nine-month period ended September 30, 2001 from $1.7 million for the nine-month period ended September 30, 2000. FiNet currently expects marketing expenses to remain relatively constant throughout the remainder of 2001.

Depreciation and Amortization

    Depreciation and amortization expenses increased by $0.6 million, or 38%, to $2.2 million for the nine-month period ended September 30, 2001 from $1.6 million for the nine-month period ended September 30, 2000. Depreciation and amortization expenses are related to FiNet's fixed assets and goodwill associated with the purchase of certain assets and operations of Lowestrate.com. During the third quarter of year 2001, FiNet wrote-off of the remaining unamortized goodwill balance of $0.8 million, due to its decision to cease the Lowestrate.com operations in August 2001. FiNet's closure of the related operations for which the original goodwill was related during the third quarter of 2001, should result in a reduction of FiNet's General and Administrative expenses in the future.

    FiNet will adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's consolidated financial statements. See Part I, Item 1 "Notes to Consolidated Financial Statements—Recently Adopted Accounting Pronouncements" for more details regarding SFAS Nos. 141 and 142.

Special Charges

    Special charges decreased $0.7 million, or 70%, for the nine-month period ended September 30, 2001 to $0.3 million from $1.0 million for the nine-month period ended September 30, 2000.

    During the nine-month period ended September 30, 2001, FiNet expensed $0.3 million as a fixed assets valuation adjustment for certain origination software that was determined unsuitable to Monument Mortgage's current business model. During the nine-month period ended September 30, 2000, FiNet replaced certain systems and software and, therefore, expensed the remaining book value of $1.3 million of the replaced systems and software. Subsequently, during the nine-month period ended September 30, 2000, FiNet recovered $0.3 million of these costs.

Financial Condition

    Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service operational debt and to make capital investments. Stockholders' equity decreased $6.9 million, or 53%, to $6.0 million at September 30, 2001 from $12.9 million at December 31, 2000. Stockholders' equity decreased primarily due to FiNet's operating losses incurred in the nine-month period ended September 30, 2001.

    As of September 30, 2001, FiNet's total cash balance including immediately available and restricted cash was $4.2 million. Immediately available cash decreased by $7.7 million, or 81%, to $1.8 million at September 30, 2001 from $9.5 million at December 31, 2000. Cash was used for general operations, to fund mortgage origination activities by FiNet's mortgage banking subsidiaries, and to make capital investments. Restricted cash increased by $2.0 million, or 667%, to $2.3 million at September 30, 2001 from $0.3 million at December 31, 2000. FiNet deposited $1.1 million and obtained two certificates of deposit from its primary bank in accordance with agreements related to required insurance coverage. Also $1.0 million was deposited into Monument Mortgage's primary warehouse lender's bank in accordance with an Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage and one of its warehouse lender. Additionally, $1.6 million was used to fund part of Monument Mortgage's mortgages held for sale. It is anticipated that a large portion of these loans will be sold during the fourth quarter of 2001. There can be no assurances that Monument Mortgage will achieve these results.

    Mortgages held for sale and warehouse borrowings decreased by $32 million and $29.6 million from December 31, 2000 to September 30, 2001, respectively, due to the reorganization efforts to reduce Monument Mortgage's dependence on its wholesale mortgage banking operation.

    Management currently believes that future improvements in results of operations and financial condition depend on the ability of Monument Mortgage to (i) increase its business-to-business loan origination volumes, (ii) to increase the overall productivity of the loan origination processed by its business-to-business divisions, (iii) efficiently implement its business-to-realtor business plan, (iv) achieve highly efficient operations in all of its three business segments and (v) manage warehouse and operating expenses in proportion to loan volume. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and the demand for mortgage loans. There can be no assurances that FiNet's financial condition or results of operations will improve.

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

    Adequate credit facilities and other sources of funding that permit Monument Mortgage to close and fund mortgage loans are essential to its business-to-business segment. Once the sale of loans is completed and the warehouse line of credit repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements—Note 5. Borrowing Arrangements" for additional liquidity and capital resources disclosure on warehouse and other lines of credit. Operating, investing and financing uses of cash during the nine-months period ended September 30, 2001 included the following:

  •
  Operating activities. During the nine-month period ended September 30, 2001, operating activities, including general operating expenditures, repayment of warehouse borrowings, funding new loans and increase of restricted cash, used a net cash amount of $4.6 million.

  •
  Investing activities. During the nine-month period ended September 30, 2001, investing activities, including purchase of furniture, fixtures and equipment and an investment in Epexegy Corporation, d/b/a CriticalPoint Software ("CriticalPoint"), used a net cash amount of $3.1 million.

  •
  Financing activities. During the nine-month period ended September 30, 2001, financing activities, including proceeds from issuance of FiNet'scommon stock, provided a net cash amount of approximately $0.02 million.

    If FiNet continues to maintain at least its current level of working capital borrowing resources, FiNet believes that its existing cash balances and funds available through revolving warehouse facilities and purchase/repurchase agreements that are currently in effect will be sufficient to meet FiNet's liquidity requirements until profitability is reached. FiNet does not currently expect that it will need to arrange for additional sources of capital within the next twelve months. However, FiNet cannot guarantee that it will ever reach profitability, that it will be able to meet its operational expenses without the need for additional financing, or that it will be able to obtain additional financing on favorable terms, or at all, if so required.

Potential for Nasdaq Delisting

    FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq"), including a minimum bid price requirement of $1.00 per share. If the closing bid price of FiNet's common stock closes below $1.00 per share for 30 consecutive days, FiNet may receive notification from Nasdaq that its common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 90-day period following such notification. In response to the market conditions following the tragedy of September 11, 2001, Nasdaq announced on September 27, 2001 that it implemented an across-the-board moratorium on its minimum bid price requirements until January 2, 2002. As of November 5, 2001, FiNet's common stock had closed below $1.00 for 27 consecutive trading days. FiNet cannot be certain that it will be able to continue to maintain its listing on the Nasdaq. Delisting from the Nasdaq and inclusion of FiNet's common stock on the OTC Bulletin Board, or other similar quotation system, could adversely affect the liquidity and price of FiNet's common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of its business, Monument Mortgage is exposed to risks common to other companies in the mortgage banking industry, including certain economic and regulatory risks such as interest rate risk, market risk, credit risk and repurchase risk.

    Monument Mortgage's commitments made by its business-to-business segment to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $3.7 million and $18.9 million as of September 30, 2001 and December 31, 2000, respectively. Until a rate commitment is extended to a borrower, there is no market risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.

    To protect against such losses, Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 to 30 days of funding, and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, market interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage also retains the services of Mortgage Capital Management, Inc., an independent hedging service and is able to utilize Mortgage Capital Management's reporting services, including but not limited to, pipeline, commitment and mark-to-market reporting. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sound credit risks at September 30, 2001 and at December 31, 2000 aggregating $1.0 million and $19.7 million, respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $8.0 million and $40.0 million as of September 30, 2001 and December 31, 2000, respectively.

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

FACTORS AFFECTING OPERATING RESULTS

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

  •
  The degree of Monument Mortgage's success in executing its growth plans for its three business segments.

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

  •
  The degree of success FiNet's equity-method investee gains market share in the natural language querying market.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Part I, Item 1 "Notes to Condensed Consolidated Financial Statements—Note 7 Commitments and Contingencies" for material developments in previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

3.2	Restated Bylaws of the registrant.
10.1
Tenth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated as of August 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.2	Master Repurchase Agreement dated as of September 17, 2001 between Monument Mortgage, Inc, subsidiary of the registrant, and Impac Warehouse Lending Group.
10.3	Annex 1 to Master Repurchase Agreement dated as of September 17, 2001 between Monument Mortgage, Inc, subsidiary of the registrant, and Impac Warehouse Lending Group.
10.4	Employment and Compensation Agreement between the registrant and Matt Soto dated September 26, 2001.
99.1	Series D Preferred Stock Purchase Agreement dated as of August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant.
99.2
Form of Series D Preferred Warrant issued in connection with the Series D Preferred Stock Purchase Agreement dated as of August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant August 30, 2001.

    (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by FiNet during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINET.COM, INC.
By:	/s/ L. Daniel Rawitch L. Daniel Rawitch President and Chief Executive Officer November 14, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date
/s/ L. DANIEL RAWITCH L. Daniel Rawitch	(Principal Financial and Accounting Officer)	November 14, 2001

QuickLinks

FiNet.com, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share data)
FiNet.com, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
FiNet.com, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
FiNet.com, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURES