Form 10-K
period 2001-12-31
FINET COM INC
filed 2002-04-01
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2001
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission file number: 0-18108

FiNet.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3115180 (IRS Employer Identification No.)
2527 Camino Ramon, Suite 200, San Ramon, CA 94583 (Address of principal executive offices) (925) 242-5800 (Registrant's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No.  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 15, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $4,576,144, based on the closing price of the registrant's common stock as reported on the Nasdaq SmallCap Market on that date.

        At that date, 9,533,634 shares of the registrant's common stock were issued and outstanding.

        Documents incorporated by reference: Items 10 (as to directors), 11, 12, and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2002 annual meeting of stockholders, which is expected to be held on May 20, 2002.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal," or other variations of these words or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.

        Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Future Performance" and elsewhere in, or incorporated by reference into, this report.

PART I

ITEM 1. BUSINESS

General

        FiNet.com, Inc. is a financial services holding company that conducts diversified mortgage banking and brokering operations through its wholly owned subsidiary, Monument Mortgage, Inc. ("Monument Mortgage").

        We were incorporated in the State of Delaware in 1989 to pursue a line of business unrelated to our current business.

        In 1990, we acquired FiNet Corporation, a privately held mortgage broker and discontinued our unrelated lines of business.

        In 1996, FiNet acquired Monument Mortgage, a privately held mortgage banking company, and, since then, we have made several additional acquisitions and investments to expand our technology and enhance our services.

        In April 1998, we acquired Coastal Federal Mortgage Company, a sub-prime mortgage banker with lending offices in New Jersey, Pennsylvania and Florida ("Coastal"), and, in May 1998, we acquired Mical Mortgage, a mortgage banker with offices in San Diego and Las Vegas that specialized in the origination of Federal Housing Administration and Veterans Affairs loans ("Mical"). As a result of operational and loan underwriting problems discovered after these acquisitions, we discontinued our Coastal and Mical business units in April 1999. We may incur additional losses from the discontinued businesses of Coastal and Mical. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Affect Our Future Performance."

        On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations were integrated into the operations of Monument Mortgage.

        To diversify its holdings and to invest in technologies that may be of future benefit to the mortgage industry, in 2001 FiNet made a strategic investment in Epexegy Corporation, a software development company that does business as CriticalPoint Software ("CriticalPoint"). CriticalPoint has developed a system allowing people to interact with technology using common sense and plain English.

        "FiNet.com," "FiNet," "Funding the American Dream," and "America's Home Finance Network," are trademarks of FiNet. This report also contains trademarks, trade names and service marks of other companies.

Mortgage Operations

  General

        FiNet, through its wholly owned subsidiary Monument Mortgage, is a provider of both traditional and online mortgage services to a diversified customer base consisting of mortgage lenders, mortgage brokers, real estate agents and consumers. Monument Mortgage operates web sites that enable its customers to analyze and select from a wide variety of mortgage loan products and rates.

        In the year 2000 and the first half of 2001, Monument Mortgage accepted business only from mortgage brokers and consumers. In the second half of 2001, Monument Mortgage initiated a series of steps that ultimately will allow it to serve an increasingly diversified client base. These steps reflect management's belief that the origination of mortgage services is no longer controlled by just the mortgage brokers. Additionally, during the second half of 2001, Monument Mortgage narrowed its product and regional focus in an effort to increase gross margins and leverage relationships while at the same time increasing its diversified client base. Accordingly, Monument Mortgage has reduced the number of states in which it is licensed or exempt from being licensed to provide mortgage services from 50 to 30.

  Recent Developments

        As part of its efforts to expand its client base beyond mortgage brokers, Monument Mortgage formed a new division in the first quarter of 2001 called Homeward Solutions. Homeward Solutions offers (through third party relationships) web-enabled virtual loan centers for use by its increasingly diversified client base, including Realtors. The virtual loan centers enable these trusted advisors to provide origination support of both mortgage and real estate services offered by Homeward Solutions, thus opening up a vast and largely untapped market place.

        As a result of its redefined strategy, FiNet, through Monument Mortgage, has concentrated its operations in the following three business segments: (i) Business-to-Business, (ii) Business-to-Consumer and (iii) Loan Center.

Business-to-Business Segment

        Monument Mortgage's business-to-business segment is a full service, online mortgage banker that offers an easy-to-use mortgage source primarily for mortgage brokers via its website located at www.monument.com. The business-to-business segment capitalizes on the fact that the mortgage broker industry is highly fragmented and is largely comprised of small, local enterprises that lack the financial resources and the technological capability to compete with financially stronger and better-organized mortgage lenders.

        In particular, mortgage brokers generally lack access to the technology necessary to quickly determine borrower eligibility and to automatically search and analyze available mortgage products to find the best loan product match for their customers. Because local practices and customs in the mortgage industry vary significantly throughout the country, and because many consumers will continue to prefer face-to-face contact with their brokers, we believe that nationwide lenders will not be able to meet the needs of local mortgage consumers. Mortgage brokers will thus continue to be an integral and important part of the mortgage lending process for the foreseeable future.

        Our business-to-business segment creates an additional competitive advantage for local mortgage brokers by providing them with the tools, functionalities and data they need to compete with national lenders. As technological advances make it easier for consumers to bypass mortgage brokers and deal directly with national lenders, FiNet expects that mortgage brokers will need to find new ways to compete more effectively for the consumers' business and will thus turn to Monument Mortgage's online services.

        Monument Mortgage operates one of the first sites on the Internet enabling mortgage brokers to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by Monument Mortgage. Through the use of Monument Mortgage's online technologies and loan process management tools, mortgage broker businesses are able to compete more effectively with national online and traditional lenders and brokers and help their customers make better informed borrowing decisions. Specifically, mortgage brokers are empowered with access to a loan pipeline management tool that provides near-real-time status information about every loan file the mortgage broker submitted and a real-time engine for loan program eligibility and rate locking.

  Products and Services

        The Monument Mortgage business-to-business segment offers a full range of loan products from conforming loans to sub-prime mortgage loans. However, it specializes in Alternative-A ("Alt-A") and sub-prime loan products.

        The following is a description of the types of mortgage loans currently offered by Monument Mortgage:

        • Conforming Mortgage Loans. These are mortgages that comply with the underwriting guidelines established by one of the government sponsored mortgage entities, Fannie Mae or Freddie Mac. Monument Mortgage sells these loans on the secondary market to Fannie Mae, Freddie Mac, and/or other investors, such as Wells Fargo and Countrywide.

        • Jumbo Mortgage Loans. These are loans that do not comply with the underwriting guidelines of conforming loans because the loan size exceeds the maximum amount allowable for single-family homes. Monument Mortgage sells jumbo loans to investors such as Washington Mutual, Credit Suisse First Boston and GMAC/RFC.

        • Alternative-A Mortgage Loans ("Alt-A"). These are loans that fail to satisfy one or more elements of the jumbo or conforming underwriting guidelines, such as certain documentation requirements, employment history, income verification, loan-to-value ratios, credit history, qualifying ratios and/or borrower net worth. Monument Mortgage sells Alt-A loans to investors such as Credit Suisse First Boston and GMAC/RFC.

        • Home Equity Loans. These are loans that are in the form of a line of credit, are designed primarily for high-credit quality borrowers and are underwritten according to the guidelines of the investors to which the loans will be sold. Home equity loans are frequently originated in conjunction with a first-lien mortgage loan. Monument Mortgage sells home equity loans to investors such as GMAC/RFC.

        • Second Mortgage Loans. These are "closed-end" loans, meaning that they are fixed in amount at the time of origination and typically amortize over the term of the loan or have a balloon payment. Second mortgage loans are designed primarily for high-credit quality borrowers and are underwritten according to the guidelines of the investors to which the loans will be sold. Second mortgage loans are frequently originated in conjunction with a first-lien mortgage loan. Monument Mortgage sells second mortgage loans to investors such as GMAC/RFC, Credit Suisse First Boston and Countrywide.

        • Sub-prime Mortgage Loans. These are loans that are designed for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios. Such loans may also fail to satisfy the underwriting guidelines of the government sponsored mortgage entities in other criteria. Monument Mortgage's sub-prime loans are categorized based upon the borrower's credit profile as "A-" or "B," or loans that are generally considered "non-prime" in the secondary mortgage market. The business-to-business segment of Monument Mortgage does not originate loans categorized as "C" or "D" loans. Monument Mortgage sells sub-prime loans to investors such as Countrywide and Credit Suisse First Boston.

  Development Strategy

        The business-to-business segment of Monument Mortgage intends to selectively pursue strategic business partnerships to leverage its current market position, increase its online and offline visibility and accelerate distribution of its services by:

  •
  focusing on building a strong internal and external sales force that markets its services by personal contact and assists mortgage brokers in adopting online technologies;

  •
  offering a wide range of competitive products, especially in the Alt-A and sub-prime arena;

  •
  consistently working toward reducing its processing, underwriting and funding response time while maintaining a high quality of service; and

  •
  continuously upgrading its automated, online mortgage approval process to ease and hasten the submission and approval process.

  Risks

        The primary business risks associated with the Monument Mortgage business-to-business segment are fraud risk, compliance risk and interest rate risk. Fraud risk includes the risk that fraudulent activity occurred in connection with the origination of the loan. Compliance risk occurs when a loan is not originated or processed in compliance with applicable laws and regulations. The interest rate risk exists between the time the interest rate for a loan is locked with Monument Mortgage and the time the same loan is sold on the secondary market.

        Fraud Risk.    Monument Mortgage addresses fraud risk through a number of processing controls including, but not limited to, credit checks, additional property review checks, reference checks and annual broker and appraisers re-certifications.

        Compliance Risk.    Monument Mortgage mitigates compliance risk through a compliance team that monitors and manages its regulatory compliance and licensing, which includes developing loan documents for new products and ensuring proper disclosures throughout the loan process.

        Additionally, Monument Mortgage currently utilizes the services of an independent quality control provider. Each month the quality control provider reviews a random 10% sample of loans funded by the business-to-business segment. The review includes:

  •
  a credit underwriting review;

  •
  a complete loan package re-verification;

  •
  a loan program compliance review; and

  •
  a federal regulatory compliance review.

        Interest Rate Risk.    Monument Mortgage attempts to mitigate interest rate risk by hedging with a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans expected to close. A forward sale is a sale of a loan with a settlement date more than five days in the future.

        Before entering into forward sales, forward commitments or hedging activities, an analysis is performed of loans with committed interest rates, taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventories of loans and applications, and other factors to determine the type and amount of forward commitment and hedging transaction. Monument Mortgage attempts to make forward commitments for or hedge a portion of its estimated interest rate risks on its loans.

        The business-to-business segment customarily sells all loans it funds to a number of investors, including: government-sponsored mortgage entities, institutional investors and national privately-sponsored mortgage conduits. A primary component of Monument Mortgage's business strategy is to seek the most efficient method of selling its mortgage loans. The sale of each mortgage loan type is evaluated and the prices available for each alternative method of sale are compared, given current market conditions and the risk characteristics of the mortgage loan type, to determine which method of sale to utilize.

        Conforming loans are sold through concurrent transactions, assignment of trade sales or whole-loan sales. Concurrent transactions involve a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac, with a concurrent sale of the servicing rights to an independent servicer. Assignment of trade sales are sales of conforming loans to a third party along with an assignment of the associated mortgage backed security commitment/trade. The third party then exchanges the loans with Fannie Mae or Freddie Mac for mortgage backed securities issued by them, which are then delivered against the assigned trade. In a whole-loan sale, individual loans are underwritten to the standards of and sold to a specific buyer on a forward commitment or over-the-counter basis. Jumbo and alternative mortgage loans are currently sold in whole-loan sales on a forward commitment basis. Non-prime loans, home equity loans and closed-end second mortgage loans are sold through whole-loan sales.

        Monument Mortgage believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. An effective hedging strategy is complex and no hedging strategy can completely insulate a company against interest rate changes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Affect Our Future Performance—If interest rates rise, FiNet's results of operations could be materially adversely affected."

        Agreements to sell loans to institutional lenders generally require Monument Mortgage to repurchase any loan if the representations made in the agreement are materially inaccurate. Such representations are customary in sales agreements and generally relate to the qualification of the borrower. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Future Performance—If Monument Mortgage has to repurchase loans originated for or brokered to lenders, or sold to investors, FiNet's operating results could be materially adversely affected."

  Activity

        During the year ended December 31, 2001, Monument Mortgage's business-to-business segment directly originated or funded $181.7 million in mortgage loans. Revenues from these transactions are earned from the sale of loans and related servicing rights in the secondary mortgage market and from interest on mortgage loans held pending sale.

Business-to-Consumer Segment

        Monument Mortgage's business-to-consumer segment has a two-prong approach for providing services to consumers.

        Within California, Homeward Solutions, the business-to-consumer segment of Monument Mortgage, acts as a non-traditional mortgage broker/realtor that combines consumer finance services with services of a real estate agent. Homeward Solutions offers consumers the ability to obtain a suitable mortgage loan product from a wide array of nationally recognized lenders, including Monument Mortgage, after the right property has been searched for and selected with the help of a Homeward Solutions' agent. Using the Internet, consumers can initiate home searches and obtain financing for their homes.

        Outside of California, Monument Mortgage provides mortgage broker services directly to consumers.

  Products and Services

        Consumers can benefit from the following services provided by the business-to-consumer segment:

  •
  preview of available homes to eliminate those that are overpriced, or otherwise undesirable;

  •
  customized presentation of the homes that suit the consumer's needs and desires;

  •
  assistance in determining the difference between a "good buy" and a property which, because of its nature, might have to be discounted if the consumer decides to sell in the future;

  •
  assistance negotiating the best real estate deal possible;

  •
  the ability to obtain the most suitable loan to meet a consumer's needs and financial goals; and

  •
  via the www.homewardsolutions.com website currently in development, the ability to track online the status of loan applications, the status of home inspection reports and appraisal reports, and even daily communication notes between consumers and Homeward Solutions, in order to keep the consumers fully informed.

        Through the Homeward Solutions website, consumers are to be offered a variety of new and traditional mortgage products from conforming loans to sub-prime mortgage loans similar to the loan products offered by the Monument business-to-business segment. These loan products are offered through a nationwide network of lenders, including those identified in Monument Mortgage's business-to-business segment—Wells Fargo Bank, Washington Mutual Bank and Countrywide.

        Through the Homeward Solutions website, consumers can fill out an on-line loan application and request an automated underwriting analysis of their application. The process requires the borrower to complete an application that consists of a limited number of fields, in contrast to the extensive, multi-page traditional paper mortgage application. Homeward Solutions' technology then electronically obtains the consumer's credit report, combines and reformats the credit and application information and submits the information to an automated underwriting system for a comprehensive credit analysis. If the system returns an "approved" status, the consumer can be confident that a lender will make the consumer a mortgage loan on the terms submitted, subject to verification of the information provided by the consumer.

  Development Strategy

        The business-to-consumer segment intends to selectively pursue strategic business partnerships in order to leverage its current market position, increase its online and offline visibility, and accelerate distribution of its services by:

  •
  pursuing business partnerships with major lead aggregators that direct consumers seeking mortgage and real estate services to the Homeward Solutions website;

  •
  focusing on building a strong internal sales force to market its services by personal contact with consumers;

  •
  participating in trade shows and local real estate forums;

  •
  consistently working toward reducing its processing time; and

  •
  continuously upgrading its automated, online mortgage search and approval process.

  Risks

        The primary business risks associated with the business-to-consumer segment and the method of mitigating those risks are substantially the same as those of the business-to-business segment, with the exception of the interest rate risk. The business-to-consumer segment is a direct originator of mortgage loans to consumers, brokering all originations to third party lenders; therefore, it does not face the interest rate risk indentified in the discussion of the business-to-business segment.

  Activity

        During the year ended December 31, 2001, the business-to-consumer segment directly originated $185.5 million in real estate sales and mortgage loans. Mortgage revenues are earned from fees charged for the business-to-consumer services, recognized at the time the lender funds a loan, and consisting of the margin added to the lender's loan price. Real estate sales revenues consist of fees earned for services provided to buyers and/or sellers in connection with residential real estate transactions.

Loan Center Segment

        Homeward Solutions also operates the loan center segment of Monument Mortgage, which provides mortgage services to real estate professionals. The loan center segment was developed based on management's belief that homebuyers prefer to have the entire home purchase transaction handled by one trusted person, a homebuyer's real estate agent or financial advisor.

  Products and Services

        Services are offered through Homeward Solutions' virtual loan centers, which are embedded in the websites of real estate professionals. Through Homeward Solutions' virtual loan centers, the consumers' trusted advisors perform expanded mortgage services for their customers throughout the home buying process.

        Through the Homeward Solutions' web site, www.homewardsolutions.com, real estate professionals are able to offer a variety of new and traditional mortgage products, from conforming loans to sub-prime mortgage loans, that are similar to the mortgage products offered by the business-to-business and business-to-consumer segments. These loan products are offered through a nationwide network of lenders, which includes but is not limited to the lenders identified in Monument Mortgage's business-to-business segment—Wells Fargo Bank, Washington Mutual Bank and Countrywide.

  Development Strategy

        The loan center segment's marketing strategy centers around value-added resellers and includes (i) participation in real estate meetings, trade shows and real estate related seminars, and (ii) continuing education aimed at real estate franchises and individual real estate agents.

  Risks

        The primary business risks associated with the loan center segment and related the methods of mitigating risks are substantially the same as those inherent to the business-to-consumer segment.

  Activity

        Since the inception of the loan center segment in October 2001, the loan center segment directly originated $5.8 million in mortgage loans. Revenues are earned from fees charged for services provided through the loan center, recognized at the time the lender funds a loan.

Financial Information About Business Segments

        See the Notes to our Consolidated Financial Statements for financial information about the three business segments that we have operated in: the business-to-business segment, the business-to-consumer segment and the loan center segment.

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

Regulations Governing Mortgage Operations

        Mortgage operations are subject to extensive regulation by federal and state authorities. For example, the United States Department of Housing and Urban Development, or HUD, regulates certain aspects of the mortgage lending business, as do the Federal Reserve Board and the Federal Trade Commission. The Real Estate Settlement Procedures Act of 1974, or RESPA, and the Truth in Lending Act, require that certain disclosures, such as good faith estimates of settlement charges, a Truth-in-Lending Statement and a "HUD-1" settlement statement be provided to borrowers and that certain information, such as the HUD Settlement Costs booklet, also be provided to borrowers. The Federal Fair Housing Act and the Equal Credit Opportunity Act prohibit discrimination, and various state statutes prohibit unfair and deceptive trade practices, and impose disclosure and other requirements in connection with the mortgage loan origination process. If Monument Mortgage or Homeward Solutions fail to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits and administrative enforcement actions.

        Additionally, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, the payment of reasonable compensation for the provision of goods, services and facilities is generally not prohibited.

        In California, regulation and licensing of mortgage brokers and lenders fall under the California Department of Real Estate and the California Department of Corporations. Other than banking industry employees and other persons who are exempt from the licensing requirements of the California Department of Real Estate and California Department of Corporations, individuals engaged directly in the origination of loans or the dissemination of certain information associated with the origination of loans are required to be licensed by the California Department of Real Estate or the California Department of Corporations, or both. In addition, Monument Mortgage is required to be licensed in those states in which it operates or has offices. Although Monument Mortgage has the licenses required in California and other states in which it operates or has offices, it cannot provide any assurance that it will successfully comply with the many government regulations and licensing requirements to which it is subject.

        As an Internet-based mortgage broker and lender conducting business through the Internet, FiNet faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty.

        If Monument Mortgage fails to comply with these legal requirements, governmental enforcement actions could result which may have a material adverse effect on Monument Mortgage's business, financial condition and results of operations and, consequently, on FiNet's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Future Performance—If Monument Mortgage fails to comply with extensive federal and state laws regulating the mortgage banking industry, Monument Mortgage could be subject to penalties, disqualifications, lawsuits or enforcement actions that could have a material adverse effect on Monument Mortgage's business."

Competition

        The online mortgage market is intensely competitive and rapidly evolving, and competition is expected to intensify even more in the future. Monument Mortgage competes mainly on the selection of mortgage products it offers and on customer service. Barriers to entry are minimal, and current and new competitors can launch new sites on the Internet at relatively low cost. In addition, the residential mortgage loan business is intensely competitive. Monument Mortgage currently competes with traditional mortgage companies and Internet companies offering mortgage and real estate related services, including, but not limited to:

  •
  various online mortgage brokers, including E-LOAN, Inc. and Lendingtree.com;

  •
  mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans;

  •
  real estate agents; and

  •
  mortgage brokers.

        Many of Monument Mortgage's mortgage banking and mortgage brokerage competitors have competitive advantages including the following:

  •
  longer operating histories;

  •
  greater name recognition and more extensive customer bases; and

  •
  substantially greater financial, marketing, technical and other resources.

        As previously stated, Monument Mortgage's business depends primarily on providing online mortgage services to a diversified client base consisting of mortgage brokers, real estate agents and consumers. To remain competitive, Monument Mortgage must increase the volume of mortgage loan transactions that it effects through Monument Mortgage and maintain sustainable margins on such mortgage transactions.

        Also, Monument Mortgage will need to maintain strategic relationships with a critical mass of lenders and mortgage brokers to fulfill consumer demand. This will take significant time and resources, and will require that Monument Mortgage provide its lending and brokerage partners with compelling reasons to partner with Monument Mortgage, as many of these partners are also current or potential competitors of FiNet.

        Finally, Monument Mortgage will need to continue developing its technology to facilitate transactions for both consumers and lenders, as well as to permit lenders and other strategic partners to integrate their services easily and seamlessly with those of Monument Mortgage.

Strategic Investment

        To diversify its holdings and to invest in technologies that may be of future benefit to the mortgage industry, in 2001 FiNet made a strategic investment in Epexegy Corporation, a software development company that does business as CriticalPoint Software ("CriticalPoint"). CriticalPoint has developed a system allowing people to interact with technology using common sense and plain English.

        CriticalPoint has developed its Metanet™ technology to address fundamental problems in searching and navigating structured as well as unstructured information. The database technology, Metanet™, has been first applied to develop a platform for natural language querying. Target applications for the technology include any industries that require searching through large amounts of data such as real estate, financial services, high technology and consumer/retail.

        CriticalPoint was founded in the spring of 2000 by a group of Columbia University and Stanford University engineers and scientists. The company has developed a unique software system allowing people to interact with technology using common sense and plain English. Instead of asking people to adapt to machines, MetaNet™ helps technology adapt to people, enabling computers to truly understand and respond to ordinary human communication. Providing easy and natural human-computer interaction, MetaNet™ is applicable wherever humans work with computers to find information or request action: website directories and catalogs, help desks and customer self-service applications, employee document management and intranet self-service, in-store kiosks and voice portals.

        This investment was recorded as "Investment in Equity-Method Investee" on FiNet's consolidated balance sheets. FiNet's share of the investee's earnings or losses are recognized on a one-month lag basis and are recorded in FiNet's consolidated statement of operations as "Equity in earnings (losses) of Equity-Method Investee."

Intellectual Property

        Trademarks and other proprietary rights are important to FiNet's success and competitive position. FiNet currently holds a number of trademarks, service marks, patents and copyrights. Although FiNet seeks to protect its trademarks and other proprietary rights through a variety of means, it may not have taken adequate steps to protect these rights. FiNet will continue to license content from third parties in the future, and it is possible that it could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against FiNet, regardless of their merit, could result in costly litigation and the diversion of financial resources and technical and management personnel. Further, if such claims are proved valid, through litigation or otherwise, FiNet may be required to change its trademarks or other proprietary marks and pay financial damages, which could adversely affect its business.

        Both FiNet and Monument Mortgage enter into confidentiality or license agreements with new employees, consultants and corporate partners to control access to, and distribution of, their technologies, documentation and other proprietary information. Despite the efforts of FiNet and Monument Mortgage to protect their proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use these proprietary rights. The steps taken may not prevent misappropriation of proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States.

Geographic Information

        All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally in San Ramon, California at our corporate headquarters.

Employees

        As of March 15, 2002, FiNet and its subsidiaries had 81 full-time employees. Of these, 51 employees comprised the business-to-business segment, 8 employees comprised the business-to-consumer, and 4 employees comprised the loan center segment. None of the employees are represented by any union. Management believes that its relations with employees are good.

Executive Officers of the Registrant

        The following table sets forth-certain information regarding FiNet' executive officers as of March 15, 2002:

Name	Age	Position
L. Daniel Rawitch	43	President, Chief Executive Officer, Member of the Board of Directors
Matthew M. Soto	58	Executive Vice President, President of Monument Mortgage

        L. Daniel Rawitch has served as Chief Executive Officer since May 2001, as a director since May 1995 and as Vice Chairman of the Board since May 1999. He also served FiNet in various other positions, including as a consultant to FiNet in the development of Homeward Solutions from March 2001 until May 2001, President of FiNet from October 1998 to May 1999 and as its Chief Executive Officer from May 1995 to October 1998. Prior to joining the FiNet, Mr. Rawitch served as Chief Executive Officer of Residential Pacific Mortgage, Inc., from 1989 until FiNet acquired it in August 1994.

        Matthew M. Soto has been Executive Vice President of FiNet and President of Monument Mortgage since October 2001. Prior to joining FiNet, Mr. Soto served as President and Chief Operating Officer of PSP Direct, Inc., a sub-prime mortgage bank from April 1999 through October 2001. Previously, he served as Western Division Manager at Saxon Mortgage since November 1996.

New Management

        In May 2001, L. Daniel Rawitch was named Chief Executive Officer of FiNet and has served in that capacity since then. In October 2001, Matthew Soto was named as president of Monument Mortgage and Executive Vice President of FiNet. FiNet's new management team is focused on the goal of increasing revenue by implementing strategies targeting (1) improvements in transaction volume through an expansion and diversification of FiNet's customer base and (2) increases in profit margins by focusing on a core set of geographical regions, products and services.

ITEM 2. PROPERTIES

        FiNet's corporate headquarters and operations are located at 2527 Camino Ramon, Suite 200 in San Ramon, California. In addition to housing the administrative offices of FiNet, this facility also houses about half of the business-to-business segment, the business-to-consumer segment and the loan center segment of Monument Mortgage. This facility occupies approximately 39,335 square feet of space. The other half of the business-to-business segment is housed in its Southern California facility, which is located in Newport Beach, California. This facility occupies approximately 3,551 square feet of space.

        FiNet believes that its facilities are adequate to support anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

        On January 14, 1998, prior to FiNet's acquisition of the shares of Mical Mortgage, Inc. ("Mical"), a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

        On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation. On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment. Thereafter, on January 7, 2002, oral arguments were held on the parties' respective cross-motions for summary judgment, but the California District Court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Currently FiNet's common stock is trading under the symbol "FNCM" on the Nasdaq SmallCap Market, as it has been since June 1999. Prior to June 1999, FiNet's common stock traded on the Nasdaq SmallCap Market under the symbol "FNHC."

        The following table sets forth the high and low bid prices of FiNet's common stock on the Nasdaq SmallCap Market for the periods indicated, as adjusted to give effect to a one-for-twelve reverse stock split of FiNet's common stock that became effective on February 20, 2001.

	High	Low
Twelve Months ended December 31, 2001
Fourth quarter	$0.94	$0.35
Third quarter	1.21	0.64
Second quarter	2.31	0.66
First quarter	3.75	0.75
Twelve Months ended December 31, 2000
Fourth quarter	$9.37	$0.37
Third quarter	13.13	5.25
Second quarter	17.25	5.63
First quarter	29.25	13.50

        As of March 15, 2002, there were approximately 488 holders of record of FiNet's common stock. On March 15, 2002, the last reported bid price of FiNet's common stock on the Nasdaq SmallCap Market was $0.48.

DIVIDENDS

        FiNet has not paid, and does not currently intend to pay, cash dividends on its common stock. The current policy of the FiNet Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of FiNet's business. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, FiNet's earnings, capital requirements and financial position. In addition, FiNet's ability to pay dividends may be limited under future warehouse line of credit agreements, which may restrict or prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with FiNet's consolidated financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appear elsewhere in this annual report on Form 10-K. The following table provides selected historical financial information of FiNet. Consolidated financial statements are as of the dates indicated and for the fiscal years ended December 31, 2001, 2000 and 1999, the eight months ended December 31, 1999 and for the fiscal years ended April 30, 1999,

1998 and 1997. FiNet's financial statements were audited by Ernst & Young LLP (2001, 2000, 1999), and Reuben E. Price (1998, 1997) independent public accountants.

	Years Ended December 31			Eight Months Ended December 31	Fiscal Years Ended April 30
	2001	2000	1999	1999	1999	1998	1997
			(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$7,813	$8,144	$9,093	$6,070	$22,413	$15,160	$12,344
Cost of revenues	4,222	11,352	19,480	8,423	35,064	14,718	9,316

Gross profit (loss)	3,591	(3,208)	(10,387)	(2,353)	(12,651)	442	3,028
Operating expenses	12,085	22,554	39,110	22,910	20,906	9,175	5,775

Loss from operations	(8,494)	(25,762)	(49,497)	(25,263)	(33,557)	(8,733)	(2,747)

Net loss	(9,171)	(24,797)	(49,392)	(25,328)	(36,538)	(9,379)	(2,778)
In-substance preferred stock dividend	—	—	353	—	705	—	—

Net loss for common stockholders	$(9,171)	$(24,797)	$(49,745)	$(25,328)	$(37,243)	$(9,379)	$(2,778)

Per Share Data:
Basic and diluted loss per common share	$(0.96)	$(3.05)	$(7.11)	$(3.40)	$(9.54)	$(3.70)	$(2.28)
Weighted average number of basic shares outstanding(1)	9,508	8,134	6,993	7,460	3,906	2,536	1,193
Cash dividends per common share	$—	$—	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$1,640	$9,454	$18,626	$18,626	$4,202	$1,993	$1,147
Mortgage loans held for sale, net	8,365	39,975	78,691	78,691	33,438	63,034	24,244
Total assets	17,255	54,747	119,808	119,808	45,255	101,468	33,070
Warehouse and other lines of credit	8,292	35,922	80,453	80,453	33,038	86,659	26,902
Total liabilities	13,476	41,887	89,435	89,435	38,567	98,109	30,596
Stockholders' equity	3,779	12,860	30,373	30,373	6,688	3,359	2,474

(1)
See Note 1 to the consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We have made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal" or other variations of these words or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Future Results" and elsewhere in, or incorporated by reference into this report.

        The following discussion and analysis of FiNet's financial condition and results of operations should be read in conjunction with its consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues and Originations

        Total loan origination for FiNet's production units is summarized below.

	Years Ended December 31
Segments				Variance (%)
	2001	2000	Variance ($)
	(in thousands)
Business-to-Business	$181,655	$642,700	$(461,045)	(72%	)
Business-to-Consumer	185,519	122,400	63,119	52%
Loan Center	5,770	—	5,770	N/A

Total Loan Volume	$372,944	$765,100	$(392,156)	(51%	)

        Total loan production volume decreased $392.2 million, or 51%, to $372.9 million during the year ended December 31, 2001 from $765.1 million for the year ended December 31, 2000.

        The business-to-business loan production volume decreased $461.0 million, or 72%, to $181.7 million during the year ended December 31, 2001 from $642.7 million for the year ended December 31, 2000. This 72% decrease is the result of (i) an intentionally slowed down production so that more efficient origination processes could be implemented and (ii) reorganization efforts to focus away from lower margin conforming loan products to higher margin Alt-A and sub-prime loan products.

        The business-to-consumer loan production volume increased $63.1 million, or 52%, to $185.5 million during the year ended December 31, 2001 from $122.4 million for the year ended December 31, 2000. This increase in loan origination was fueled by this year's refinance boom and the creation and implementation of Homeward Solutions' business-to-consumer operations.

        The loan center loan production volume totaled $5.8 million for the year ended December 31, 2001. The loan center's loan production was minor compared to the other two segments' production due to the fact that the loan center segment of Monument Mortgage was not established until the third quarter of 2001.

Comparative Results of Operations

        The following table summarizes the results of operations for the years ended December 31, 2001 and 2000 (in thousands) as well as these results expressed as the dollar amount variance and the percentage variance from the year ended December 31, 2000 to the year ended December 31, 2001.

	Years Ended December 31
				Variance (%)
	2001	2000	Variance ($)
	(in thousands)
Revenues	$7,813	$8,144	$(331)	(4%	)
Cost of revenues	4,222	11,352	7,130	63%

Gross margin	3,591	(3,208)	$6,799	212%
Operating expenses
General and administrative	8,776	16,859	8,083	48%
Marketing and advertising	404	1,992	1,588	80%
Special charges	303	1,464	1,161	79%
Depreciation and amortization	2,441	1,877	(564)	(30%	)
Other	161	362	201	56%

Total expenses	12,085	22,554	10,469	46%

Loss from operations	(8,494)	(25,762)	17,268	67%
Other income and expense:
Gain on sale of marketable equity securities	—	824	(824)	(100%	)
Equity in loss of equity method investee	(615)	—	(615)	N/A
Loss from derivatives	(10)	—	(10)	N/A
Other interest income	69	191	(122)	(64%	)

Loss before income taxes	(9,050)	(24,747)	15,697	63%
Income tax expense	28	50	22	44%
Cumulative effect of change in accouting principle	(93)	—	(93)	N/A

Net loss available to common stockholders	$(9,171)	$(24,797)	$15,626	63%

        Revenues in fiscal year 2001 decreased at a much lower rate than loan production; for the year ended December 31, 2001, while loan production decreased by 51%, revenues decreased only by 4%. This decrease of 0.3 million is attributable primarily to management's decision to lower loan production volume and focus on higher margin loan products such as the Alt-A and subprime loan products.

        Revenues include (i) net gain on the sale of loans and servicing rights recognized as the difference between the selling price of the loan and servicing rights, and the carrying value of the loan and servicing rights sold, (ii) fees charged for processing loans and (iii) interest income generated from loans held for sale.

        Monument Mortgage expects to increase its loan production revenue and related revenues (i) through the planned expansion of Monument Mortgage's three existing segments: business-to-business, business-to-consumer and loan center, (ii) through the origination of a high-margin loan product mix by the business-to-business segment and (iii) by providing an increased number of "virtual loan centers" to what we believe is a largely untapped market consisting of real estate agents, financial planners and insurance agents. FiNet cannot guarantee that the expected increase in production and revenues will be achieved or that the existing margins on its high margin loans are sustainable.

Cost of Revenues and Gross Margin

        Cost of revenues includes (i) certain loan origination costs and other production costs attributable to loan inventory (ii) costs of personnel attributable to loan production, (iii) expense recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expense and (iv) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other origination-related costs are included in cost of revenues.

        Cost of revenues decreased $7.1 million, or 63%, to $4.2 million during the year ended December 31, 2001 from $11.4 million for the year ended December 31, 2000. The decrease in cost of revenues was due to the significant decrease in the two primary components of cost of revenues: warehouse interest expense and production-related personnel expenses.

        As a result of its significantly reduced cost of revenues, gross margin increased $6.8 million, or 212%, to $3.6 million from a loss of $3.2 million. As a percentage of revenues, Monument Mortgage expects that its gross margin will remain fairly constant during the next fiscal year; however, FiNet cannot guarantee that the expected constancy of its gross margin will be achieved.

        As of December 31, 2001, Monument Mortgage had a warehouse line of credit for the interim financing of mortgage loans of up to $15 million that carries an interest rate of prime plus 0.75%. This warehouse agreement has no expiration date and will automatically renew in September 2002, unless the agreement is mutually terminated prior to that date. FiNet's recorded warehouse interest expense fell in 2001 by approximately 82% from $4.0 million as of December 31, 2000 to $0.8 million as of December 31, 2001.

        Although the number of loan production related personnel at the end of 2001 neared the number of production related personnel Monument Mortgage employed at the end of 2000, during fiscal year 2001, Monument Mortgage was operating with a substantially reduced workforce, which reduced its production related personnel expenses by approximately 38% from $4.5 million as of December 31, 2000 to $2.8 million as of December 31, 2001.

        FiNet expects that the cost of revenues will increase proportionally to the expected increase in volume of mortgage loan transactions.

Operating Expenses

        General and Administrative.    General and administrative expenses consist primarily of (i) compensation paid to employees who are providing administrative support for FiNet and for Monument Mortgage, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead-related expenses, such as rent and utilities.

        Personnel costs and other general and administrative costs decreased $8.1 million, or 48%, to $8.8 million during the year ended December 31, 2001. The decrease is primarily attributed to a significant decrease in employee headcount from 42 as of December 31, 2000 to 21 as of December 31, 2001 and a substantial decrease in professional fees, in particular in the areas of auditing and legal expenses.

        Marketing and Advertising.    Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan products and the branding of Homeward Solutions.

        Marketing and advertising expenses decreased $1.6 million, or 80%, to $0.4 million during the year ended December 31, 2001 from $2.0 million in the year ended December 31, 2000.

        FiNet expects that its marketing and advertising expenses will increase proportionally to the expected increase in volume of mortgage loan transactions.

        Special Charges.    Special charges decreased $1.2 million, or 79%, to $0.3 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000.

        During the year ended December 31, 2001, FiNet recorded expenses of $0.3 million as fixed asset valuation adjustments for certain loan origination-related software that management has determined unsuitable to FiNet's current business model.

        Depreciation and Amortization.    Depreciation and amortization increased $0.5, million or 30%, to $2.4 million during the year ended December 31, 2001 from $1.9 million in the year ended December 31, 2000. The increase was due primarily to management's decision to write-off the remaining unamortized goodwill balance of $0.8 million as a result of its decision to cease the Lowestrate.com operations in August 2001.

        Excluding this write-off, depreciation and amortization decreased $0.7 million to $1.2 million, or 37%, from $1.9 million during the year ended December 31, 2000.

Other Income and Expense

        Gain on Sale of Marketable Securities.    There was no gain on sale of marketable securities during the year ended December 31, 2001 compared to a gain of $0.8 million for the year ended December 31, 2000. FiNet acquired these marketable securities in October 1999, and sold all of these securities by September 30, 2000. Therefore, no activity was recorded during the year ended December 31, 2001.

        Equity in Loss of Equity-Method Investee.    Equity in loss of equity-method investee represents FiNet's share of losses in CriticalPoint. On August 30, 2001, FiNet completed a strategic investment for a total of $3.0 million in CriticalPoint and received 4,941,020 voting Series D convertible preferred shares and warrants to purchase up to an additional 4,516,928 million shares of CriticalPoint voting convertible preferred stock. FiNet's share of equity-method losses was $0.6 million for the year ended December 31, 2001. Prior to FiNet's investment in CriticalPoint, CriticalPoint's stockholders' equity had a deficit balance making FiNet the only investor with at-risk equity in CriticalPoint. As such, 100% of future losses are recorded as reductions in FiNet's investment until such time as a new investor contributes capital to CriticalPoint or FiNet's equity basis is reduced to zero. FiNet cannot guarantee that there will be such contribution of capital by any new investor in CriticalPoint or that CriticalPoint will not report future losses.

  Income Taxes

        As of December 31, 2001, FiNet had approximately $112.0 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at December 31, 2001 as a result of uncertainties regarding the realization of the asset due to the lack of FiNet's earnings history.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        At the end of fiscal year April 30, 1999, FiNet's management decided to change from a fiscal reporting year to a calendar reporting year, thus resulting in an eight month reporting year ending December 31, 1999. Certain reclassifications have been made to prior year financial statements to conform to the presentation for the twelve months ended December 31, 1999.

Revenues and Originations

        Revenues for the twelve months ended December 31, 2000 decreased $1.0 million, or 11%, from $9.1 million for the twelve months ended December 31, 1999, to $8.1 million for the twelve months ended December 31, 2000. This decrease was primarily due to the impact of the discontinued units' revenue in 1999 that did not occur in 2000, and secondarily due to the effect of the sale of the servicing portfolio. Servicing revenue gradually decreased during 1999 until the entire portfolio was sold; therefore, Monument received no servicing income during 2000. Revenues from brokerage fees were also negatively affected due to management's primary focus on developing the business-to-business unit.

Cost of Revenues and Gross Profit

        Cost of revenues decreased $8.1 million, or 42%, to $11.4 million for the twelve months ended December 31, 2000 from $19.5 million for the twelve months ended December 31, 1999. Compensation costs of production-related personnel, one of the primary components of cost of revenues and other origination-related costs, decreased 18% or $1.5 million from $8.4 million to $6.9 million.

        Gross margin decreased $7.2 million, or 69%, to $3.2 million from $10.4 million mainly due to a significant decrease in the loan loss allowance. During 1999, the entire servicing portfolio was sold; thus, additional expenses related to the sale were not incurred during the year ended December 31, 2000.

        These positive results were slightly offset by the increase in warehouse interest expense that resulted from increased production and was financed mainly through Monument's warehouse lending facilities during the twelve months ended December 31, 2000.

Operating Expenses

        General and Administrative.    Personnel costs and other general and administrative costs decreased $6.1 million, or 27%, to $16.9 million for the twelve months ended December 31, 2000 from $23.0 million for the twelve months ended December 31, 1999. This decrease is attributable to the closure of discontinued business units, and the associated substantial decrease of employee headcount within these units.

        Marketing and Advertising.    Marketing expenses decreased $5.2 million, or 72%, to $2.0 million for the twelve months ended December 31, 2000 from $7.2 million in the twelve months ended December 31, 1999. During the twelve months ended December 31, 1999 management's primary focus was retail operations. Therefore, Monument Mortgage initiated a number of marketing relationships designed to attract prospective customers. At the beginning of 2000, management realigned its strategies and focused instead on wholesale operations; as a result, marketing and advertising expenses decreased.

        Special Charges.    Special charges decreased $4.8 million, or 76%, to $1.5 million for the twelve months ended December 31, 2000 from $6.3 million for the twelve months ended December 31, 1999.

        During the first quarter ended March 31, 2000, FiNet recorded a $1,299,000 expense related to the purchase of certain loan origination and tracking software and systems that were subsequently determined to be unsuitable. During the second quarter of 2000, FiNet recovered $335,000 of this amount from the vendor, resulting in a net expense of $964,000.

        During the fourth quarter ended December 31, 2000, FiNet recorded a non-recurring expense of $500,000 representing a "devalued" non-interest bearing loan receivable. At the time of the Lowestrate acquisition, FiNet entered into certain ancillary agreements with the seller of Lowestrate, along with the non-interest-bearing loan, that was secured by 16,667 shares of FiNet's common stock. A reduction in the market price of FiNet's common stock resulted in this note becoming devalued; therefore, this note was written-off as a "special charge" during the year ended December 31, 2000.

        Special charges of $5.6 million recorded during the twelve months ended December 31, 1999 relate to the Coastal and Mical business unit closures and charges of $690,000 were to write-off the capitalized costs of software that would no longer be used in FiNet's continuing business strategy.

        Depreciation and Amortization.    Depreciation and amortization increased $0.8 million or 73% to $1.9 million for the twelve months ended December 31, 2000 from $1.1 million in the twelve months ended December 31, 1999. The increase was due primarily to the amortization of the goodwill associated with the purchase of certain assets and operations of Lowestrate.

  Gain on Sale of Marketable Securities

        Gain on sale of marketable securities increased $0.4 million or 100%, to $0.8 million for the twelve months ended December 31, 2000, from $0.4 million for the twelve months ended December 31, 1999. FiNet acquired these marketable securities in October of 1999, and FiNet sold all of these securities by September 30, 2000.

  Income Taxes

        As of December 31, 2000, FiNet had approximately $102 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2004. As a result of uncertainties regarding the realization of the net operating loss carryforward asset due to the lack of FiNet's earnings history a valuation allowance has been recorded for the entire deferred tax asset at December 31, 2000.

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

        Revenues for fiscal 1999 increased by $7.2 million, or 47%, to $22.4 million from $15.2 million in fiscal 1998. This increase resulted primarily from the incremental volume of funded loans from Mical and increased volumes of originated loans generated by our Interloan.com website, both of which were purchased in the first quarter of fiscal 1999. Loans originated by mortgage brokers and funded by our mortgage banking subsidiaries accounted for $4.4 million in additional revenues, or 61% of the increase for the year. Loans originated, most of which were funded by other lenders, accounted for $2.5 million in additional revenues, or 34% of the increase for the year.

Cost of Revenues

        Cost of revenues for fiscal 1999 increased by $20.4 million, or 139%, to $35.1 million from $14.7 million in fiscal 1998. This increase resulted primarily from an increase in direct costs associated with increased volumes of funded loans from the purchase of Mical, increased indirect production expenses from the purchases of the Interloan.com website and Mical and provisions for losses on mortgages held for sale and receivables. Increased volumes of funded loans accounted for $7.7 million in additional costs, or 38% of the increase for the year. Indirect production expenses accounted for $5.9 million in additional costs, or 29% of the increase for the year.

        Provisions for losses increased by $5.8 million to $6.5 million in fiscal 1999 from $718,000 in fiscal 1998. Monument Mortgage records provisions for losses to reflect market valuation allowances on mortgages held for sale and mortgage loans previously sold (off-balance sheet risk) and provisions for doubtful accounts receivable. Monument Mortgage evaluates the collectibility of accounts receivable primarily on a receivable by receivable basis, as accounts receivable is composed of amounts that do not necessarily carry similar risk characteristics, such as amounts heldback by purchasers on sales of mortgage loans and amounts heldback on sales of servicing rights. Additionally, management maintains communications with such purchasers and others from whom receivables are due and in certain circumstances, determines the allowance necessary based on agreed upon amounts.

        Management determines the market valuation allowance relating to mortgages held for sale and mortgages that have been sold primarily on a loan by loan basis. The allowance is based on factors such as market values, bids received, industry loss experience and management's prior loss experience, if any, as well as risk characteristics of the loan portfolio.

        $2.2 million, or 38%, of the increase in provision for losses was attributable to the provision for doubtful accounts recorded at FiNet's Mical Mortgage subsidiary. Mical was acquired by FiNet in a business combination accounted for as a purchase in May 1998. Accordingly, the provision for doubtful accounts of Mical is included in FiNet's results of operations only subsequent to the acquisition date—only for fiscal 1999, and accounts for the entire increase. The remaining increase in the provision for losses relates to increased provisions for losses on mortgages held for sale and mortgages previously sold (off-balance sheet risk). This increase was attributable primarily to the Mical Mortgage subsidiary but additionally to provisions for loan losses recorded by the Coastal Federal Mortgage subsidiary. Loans originated at Mical and at Coastal, acquired in May and April 1998, had risk characteristics and loss recourse provisions that were dissimilar from the risk characteristics and sale recourse provisions of loans originated by Monument, prior to their acquisitions.

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

Other Interest Expense

        Other interest expense for fiscal 1999 increased by $2.6 million, or 619%, to $3.0 million from $420,000 for fiscal 1998. The increase was primarily the result of amortization of the imputed interest and debt issuance costs on our 3% Convertible Subordinated Debentures, which were issued in March and May of 1998. The debt was redeemed in January 1999 and the discount has been fully amortized.

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

Net Loss

        Net loss for fiscal 1999 increased by $27.1 million, or 288%, to $36.5 million from $9.4 million for fiscal 1998, primarily due to the purchases of Mical and Coastal, increased marketing expenses associated with the purchase of Interloan.com and expenses associated with financing transactions.

FINANCIAL CONDITION

        Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments. FiNet's stockholders' equity decreased $9.1 million, or 71% to $3.8 million at December 31, 2001 from $12.9 million at December 31, 2000. Stockholders' equity decreased primarily due to FiNet's operating losses incurred in 2001.

        Immediately available and restricted cash decreased by $6.0 million, or 61%, to $3.8 million at December 31, 2001 from $9.8 million at December 31, 2000. Cash was used for general operations, to fund mortgage origination activities by FiNet's mortgage banking subsidiaries and to make capital investments (including the $3.0 million investment in CriticalPoint). Restricted cash increased by $1.9 million, or 633% to $2.2 million at December 31, 2001 from $0.3 million at December 31, 2000. FiNet deposited $1.1 million and obtained two certificates of deposit from its primary bank in accordance with agreements related to required surety bond coverage. FiNet also deposited $0.8 million into Monument Mortgage's primary warehouse lender's bank in accordance with the warehousing agreement signed by both parties. Additionally, $1.3 million was used to fund certain of Monument Mortgage's loan originations.

        Future improvements in results of operations and financial condition depend on managment's ability to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to achieve highly efficient operations, to manage warehouse and operating expenses in proportion to loan volume and to efficiently implement its loan center business plan. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurances that FiNet's financial condition or result of operations will improve.

LIQUIDITY AND CAPITAL RESOURCES

        General.    The nature of the mortgage lending business requires Monument Mortgage to advance cash on a daily basis to fund newly originated loans. The majority of these funds are provided either through conventional mortgage warehouse lines of credit or through the use of available cash balances. Additional cash resources, obtained primarily through the private placement of FiNet's common stock, are used to fund ongoing expenses such as administration and marketing, to invest in product development, to satisfy debt and other obligations as they come due and to expand the business.

        Adequate credit facilities and other sources of funding that permit Monument Mortgage's business-to-business segment to fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See "Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies" and —Note 5. Borrowing Arrangements for additional Liquidity and Capital Resources disclosure on warehouse and other lines of credit.

        Operating activities.    During the year ended December 31, 2001, operating activities, including general operating expenditures, repayment of warehouse borrowings, funding of new loans, and the increase of restricted cash used immediately available cash in the amount of $4.7 million. During the year ended December 31, 2000, operating activities used immediately available cash of $18.1 million.

        Investing activities.    During the year ended December 31, 2001, investing activities, including the purchase of fixed assets and a strategic investment in CriticalPoint Software, used a net cash amount of $3.1 million. During the year ended December 31, 2000, investing activities increased the immediately available cash balance by $1.0 million.

        Financing activities.    During the year ended December 31, 2001, financing activities, including proceeds from the issuance of FiNet's Common Stock, provided cash of an immaterial amount. During the year ended December 31, 2000, financing activities increased FiNet's cash position by $7.9 million.

        If FiNet continues to maintain at least the current level of working capital borrowing resources, FiNet believes that its existing cash balances and funds available under Monument Mortgage's revolving warehouse facilities and purchase/repurchase agreements will be sufficient to meet FiNet's liquidity requirements for the next 12 months. FiNet does not expect that it will need to arrange for additional sources of capital. However, FiNet cannot guarantee that it will be able to meet its operational expenses without the need for additional financing, or that it will be able to obtain additional financing if so required. In the event FiNet requires but is unable to obtain additional financing, FiNet's growth could slow or end, and its operations could be adversely affected or be terminated.

Potential for Nasdaq Delisting

        FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market, including a minimum bid price requirement of $1.00 per share. If the closing bid price of FiNet's common stock closes below $1.00 per share for 30 consecutive trading days, FiNet may receive notification from the Nasdaq Stock Market ("Nasdaq") that its Common Stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive trading days during the 180-day period following such notification.

        On February 14, 2002, FiNet was notified by Nasdaq that FiNet's Common Stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days. If FiNet is not able to maintain a stock price of at least $1.00 for the required minimum number of days, it will be determined whether FiNet meets the initial criteria of Nasdaq Marketplace Rule 4310 (c)(2)(A). The initial criteria states, among other things, that the issuer shall have either (i) stockholders' equity of $5 million, (ii) market capitalization of $50 million or (iii) net income of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years to be listed on the Nasdaq SmallCap Market. If FiNet is not able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days but is able to meet the initial listing criteria, Nasdaq has indicated that it will grant an additional 180 calendar day grace period to demonstrate compliance.

        FiNet cannot guarantee that it will be able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days before August 13, 2002, nor can FiNet guarantee that it will be able to comply with any of the initial listing criteria of the Nasdaq SmallCap Market. See "Risk Factors That May Affect Our Future Performance—If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired," and "If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's "Penny Stock' Rule."

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

Our actual results could differ from our estimates and judgments.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop.

        The significant accounting policies listed in Note 1 to the consolidated financial statements, included herein beginning on page 41, affect our estimates and judgments in preparing the consolidated financial statements.

        Specifically, our most significant accounting policies that affect our results of operations and financial condition are:

  •
  use of estimates in preparation of financial statements,

  •
  mortgages held for sale,

  •
  investment,

  •
  derivative instruments and

  •
  revenue recognition.

        Actual results could differ materially from our estimates.

        The above accounting policies impact the timing and amounts recorded in FiNet's statement of financial condition and statement of operations. See Note 1 to the financial statements for additional information.

Our limited operating history makes our business and prospects difficult to evaluate.

        We have a limited operating history. Though we were formed in 1989, we did not begin pursuing our current business until 1996. Since 1996, we have further modified our business model, most recently in 2001 when we introduced our Homeward Solutions segment and we began to expand our customer base to real estate agents and financial planners. Accordingly, there is no significant historical basis to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like FiNet and Monument Mortgage, which operate in the new and rapidly developing online mortgage services industry. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.

We have a history of losses.

        For the past several years FiNet has not been profitable. We incurred losses from operations of approximately $9.2 million in fiscal year 2001, and we currently project losses from operations for 2002. As of December 31, 2001, we had an accumulated net deficit of approximately $107.2 million. If our revenue grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability.

The long-term viability of our business model is unproven and could fail.

        The long-term viability of FiNet's business model and profit potential are unproven and no assurances can be made that we will be able to achieve or sustain profitability. Our revenue model depends heavily on revenue generated from the sale of mortgage loans that Monument Mortgage funds; fees charged for underwriting and processing loans; interest income generated from loans held for sale by Monument Mortgage; and fees charged from Monument Mortgage's business-to-consumer and loan center brokerage activities. To achieve and maintain profitability, we must maintain high margins per mortgage transaction and expand our customer base to cover mortgage brokers, consumers, real estate agents, financial planners and insurance agents. There is no guarantee that we will be able to maintain high margins on our mortgage loan transactions or attract sufficient customers to become and remain profitable. In addition, we cannot accurately predict what, if any, changes we would make to our business model in response to any uncertainties in the online and traditional mortgage services markets.

Our quarterly operating results are not an indication of our future results.

        Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that affect our revenue or expenses in any particular quarter. Our quarterly results will fluctuate in part based on the demand for and supply of mortgage loans, which are a function of seasonal fluctuations and other fluctuations in interest rates and related economic factors, all of which are outside of our control. These temporary fluctuations could adversely affect our business. If revenue falls below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results will be lower than expected. In addition, we expect that, even as our business matures, we will continue to experience seasonal fluctuations in our operating results due to fluctuations in consumer credit markets during the year. For example, home buying behavior is seasonal. Typically there is a greater number of mortgage closings in the second and third quarters of a year as compared to the first and fourth quarters. Because of our limited operating history, it has not been possible for us to assess the impact of seasonal effects on our business.

If FiNet's quarterly revenues and operating results fluctuate significantly, the price of our common stock is likely to be volatile.

        FiNet's quarterly revenues and operating results are likely to continue to vary from quarter-to-quarter due to a number of factors, including the following:

  •
  fluctuations in interest rates;

  •
  seasonal or other economic factors affecting demand for mortgages;

  •
  changes in Monument Mortgage's pricing policies or its competitors' pricing policies for mortgage origination and processing fees;

  •
  the introduction of new mortgage products and services by Monument Mortgage or its competitors;

  •
  the level of consumer interest and confidence in the Internet as a means of accessing financial products and services;

  •
  any termination or restructuring of agreements with key service providers; and

  •
  technical difficulties or service interruptions affecting Monument Mortgage's websites or operational data processing systems.

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

FiNet's future success depends upon increased acceptance of the Internet by consumers, lenders and other market participants as a medium for lending and conducting real estate transactions.

        Increased consumer use of the Internet is subject to uncertainty. If consumer, mortgage broker, real estate agent, financial planner, insurance agent and mortgage lender acceptance of Monument Mortgage's online mortgage services does not increase, our business may not succeed. In addition, if consumers and real estate agents do not accept the Internet as a medium for conducting real estate transactions, our business may also not succeed. The online mortgage services market is new and rapidly developing. The adoption of online lending in general, and our mortgage services in particular, requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers, as well as acceptance by mortgage lenders that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

The mortgage lenders that participate in our service are not precluded from offering mortgage services independent of our service.

        If a significant number of our potential consumers are able to obtain loans from our participating lenders without utilizing our service, our ability to generate revenue may be limited. Because we do not have exclusive relationships with our lenders, including Wells Fargo Bank, Washington Mutual Bank and Countrywide, consumers may obtain offers and loans from these lenders without using our service. Our lenders can offer their products directly to consumers through brokers, mass marketing campaigns or through other traditional methods of credit distribution. These lenders often also offer their products over the Internet without using our service, either directly to prospective borrowers, through one or more of our online competitors, or both.

The loss of Monument Mortgage's relationship with Countrywide, Fannie Mae, or any other significant provider of automated underwriting systems could materially adversely affect FiNet's results of operations.

        Monument Mortgage depends on automated underwriting and other services offered by government sponsored and other mortgage bankers and investors, including Fannie Mae's Desktop Underwriter, Freddie Mac's Loan Prospector, and GMAC/RFC's AssetWise and Countrywide's CLUEs. These services help ensure that Monument Mortgage's mortgage services can be offered efficiently and timely.

        Monument Mortgage currently has an agreement with Countrywide that allows the use of their automated underwriting services and enables Monument Mortgage to sell them qualified first mortgages.

Monument Mortgage expects to continue to process a significant portion of its Alt-A and sub-prime loans using the Countrywide CLUEs system. However, Monument Mortgage's agreements with Countrywide, Fannie Mae and any other mortgage investors can be terminated by either party at any time. There is a risk that Monument Mortgage will not remain in good standing with Countrywide, and other significant providers of automated underwriting systems and our relationship with them will be terminated. The termination of Monument Mortgage's agreement with any providers of underwriting systems would materially adversely impact Monument Mortgage's ability to originate loans.

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

If demand for mortgages decrease, FiNet's business could suffer.

        Demand for mortgages is typically adversely affected by periods of economic slowdown, recession or rising interest rates, declining demand for consumer credit, declining home sales, declining real estate values and decreased ability of borrowers to make loan payments. These factors tend to decrease the demand for mortgage loans of the type originated by Monument Mortgage. These changes would likely have a material adverse affect on FiNet's business, results of operations and financial condition.

If interest rates rise, FiNet's results of operations could be materially adversely affected.

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

        The effect of interest rate changes tends to be greater on the market for refinancing loans than it is on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by the homeowner's desire to lower financing costs, whereas new home purchasers are motivated by a need or desire for a new home. In the event interest rates significantly increase, borrowers will not have such incentive to refinance. Therefore, the number of loans Monument Mortgage underwrites could be adversely effected.

        The value of the loans Monument Mortgage's business-to-business segment makes is based, in part, on market interest rates, and Monument Mortgage's business, results of operations and financial condition may be materially adversely affected if interest rates change rapidly or unexpectedly. If interest rates rise, the business-to-business segment fixes a price for a loan but before it sells the loan into the secondary market, the value of that loan will decrease. If the selling of committed loans is delayed into the secondary market, Monument Mortgage's interest rate exposure increases and it could incur a loss on the sale. While Monument Mortgage uses various hedging strategies to provide some protection against interest rate risks, no hedging strategy can protect Monument Mortgage completely. The nature and timing of hedging transactions influences the effectiveness of hedging strategies and poorly designed strategies or improperly executed transactions may increase rather than decrease risk. In addition, hedging strategies involve transaction and other costs. There is a risk that Monument Mortgage's hedging strategy and the hedges that it makes will not adequately offset the risks of interest rate volatility and that Monument Mortgage's hedges will result in losses.

        In addition, any increase in interest rates will increase the cost of maintaining Monument Mortgage's warehouse line of credit and purchase/repurchase line on which Monument Mortgage greatly depends to fund the loans its underwrites.

If we are unable to manage growth in the mortgage business, results of operations may not improve.

        If FiNet is unable to manage the expansion of its business effectively, results of operations and financial condition may not improve and could deteriorate. To manage the expected growth, management will need to improve the mortgage processing, operational and financial systems, information processing capacity, procedures and controls of Monument Mortgage. Management may be unable to hire, train, retain or manage necessary personnel, or to identify and take advantage of existing and potential strategic relationships and market opportunities.

If FiNet is unable to differentiate itself from competition in the mortgage industry, its business prospects could be harmed.

        The residential mortgage loan business is highly competitive and, because the barriers to entry are minimal, FiNet expects competition to intensity within both the traditional mortgage banking and the online mortgage market. Monument Mortgage currently competes with a variety of other companies offering mortgage services, including: E-Loan, Inc., and LendingTree.com.

        Many of Monument Mortgage's mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than Monument Mortgage does. Some of Monument Mortgage's online competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of Monument Mortgage's competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many of our competitors have greater name recognition and more extensive customer bases and can offer more attractive terms to customers, including more aggressive loan pricing policies. FiNet cannot be sure that it will be able to compete successfully against current and future competitors. If FiNet is unable to do so it will have a material adverse effect on its business, results of operations and financial condition.

If Monument Mortgage fails to maintain credit facilities to finance mortgage lending activities, Monument Mortgage's growth prospects could be severely limited.

        To the extent that Monument Mortgage is unable to access adequate capital to fund loans, Monument Mortgage may have to curtail or cease its mortgage banking activities entirely. This would have a material adverse effect on its business, results of operations and financial condition. Since Monument Mortgage is not a depository bank, Monument Mortgage's business-to-business segment is dependent upon specialized mortgage credit facilities from other lenders to finance its mortgage lending activities. In the warehouse line of credit agreement Monument Mortgage makes a number of representations, warranties and operating and financial covenants. A material breach by Monument Mortgage of any of these representations, warranties or covenants could result in the termination of the agreement and an obligation to repay the entire amount outstanding under the agreement.

If FiNet is unable to respond to rapid technological changes in e-commerce and improve offered products and services, its business could be materially adversely affected.

        The Internet and e-commerce are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render existing technologies and systems obsolete. There can be no assurances that we will successfully use new technologies effectively or adapt our websites, technology and transaction-processing systems to customer requirements or emerging industry standards. If FiNet is unable to license and internally develop leading technologies useful in FiNet's business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, FiNet will not remain competitive and our mortgage banking business, results of operations and financial condition could be materially adversely affected.

If Monument Mortgage has to repurchase loans originated for and brokered to lenders or sold to investors, FiNet's operating results could be materially adversely affected.

        There is a risk that Monument Mortgage will not have sufficient funds to repurchase loans upon demand or that such repurchases will have a material adverse effect on its business, results of operations and financial condition. Under agreements with some of Monument Mortgage's lenders, they may require Monument Mortgage to repurchase loans that Monument Mortgage originated for them, or they purchased from Monument Mortgage, in the event of material misrepresentations by Monument Mortgage or any inaccuracies found in the borrowers' loan documents. As a result of repurchases, Monument Mortgage occasionally is required to hold foreclosed residential real estate in inventory until it can be resold. Future foreclosures could have a material adverse effect on Monument Mortgage's business, results of operations and financial condition. If interest rates rise and the economy declines, the rate of mortgage loan foreclosures may rise. Depending on the circumstances of the transaction, Monument Mortgage may or may not be able to sell the property for more than the outstanding loan balance. As of December 31, 2001, Monument Mortgage held loans which were in foreclosure in the approximate aggregate principal amount of $0.8 million.

The loss of any of our key personnel would likely have an adverse effect on FiNet's business.

        FiNet believes that its future success will depend to a significant extent on the continued services of senior management and other key personnel. Competition for qualified personnel is fierce in the mortgage industry. The loss of the services of key employees or delay in recruiting candidates to fill any currently vacant management positions or any other key position that may become vacant could have a material adverse effect on our business, results of operations and financial condition.

If FiNet is unable to attract qualified personnel, our business could suffer.

        FiNet's ability to grow and its future success depends on the ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If FiNet fails to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, FiNet's business, results of operations and financial condition could be materially adversely affected.

FiNet may incur additional losses from the discontinued business of Coastal and Mical.

        In April 1998, FiNet acquired Coastal Federal Mortgage, and in May 1998, FiNet also acquired Mical Mortgage. FiNet's results of operations include net losses from the acquisitions of both of these units and from their operating activities. Although these business units were discontinued in April 1999, FiNet may incur additional losses, which would be included in FiNet's consolidated results. FiNet reported net losses associated with Coastal and Mical during the year ended December 31, 2001 and for the year ended December 31, 2000 of $0.3 million and $1.3 million, respectively.

If there are interruptions or delays in obtaining appraisal, credit reporting, title searches and other underwriting services from third parties, Monument Mortgage may experience customer dissatisfaction and difficulties closing loans.

        If Monument Mortgage is unsuccessful in securing the timely delivery of ancillary services such as appraisals, credit reports and title searches, it will likely experience increased customer dissatisfaction, and its business, results of operations and financial condition could be materially adversely affected. Monument Mortgage relies on other companies to perform certain aspects of the loan underwriting process, including appraisals, credit reports and title searches. If the provision of these ancillary services were interrupted or delayed, it could cause delays in the processing and closing of loans for Monument Mortgage's customers. The value of the service Monument Mortgage offers and the ultimate success of Monument Mortgage's business are dependent on Monument Mortgage's ability to secure the timely provision of these ancillary services by the third parties with whom it has business relationships.

If Monument Mortgage fails to comply with extensive federal and state laws regulating the mortgage banking industry, Monument Mortgage could be subject to penalties, disqualifications, lawsuits or enforcement actions that could have a material adverse effect on Monument Mortgage's business.

        Monument Mortgage's operations are subject to extensive regulation by federal and state authorities. If Monument Mortgage fails to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, administrative enforcement actions and other civil and criminal sanctions, and could have a material adverse effect on Monument Mortgage's business, results of operations and financial condition. See "Item 1. Business—Regulations Governing Mortgage Operations."

If our computer systems fail, our business could be materially adversely affected.

        Any interruption in the availability of FiNet's websites, transaction-processing systems or network infrastructure could materially adversely affect FiNet's business, results of operations and financial condition. Such interruptions could result from events such as fires, floods, earthquakes, power losses, telecommunications failures, computer viruses, terrorist attacks and electronic or other security breaches. FiNet's insurance policies may not adequately compensate for losses that may occur in the event of a failure of the computer systems or other interruptions in FiNet's business.

        FiNet's websites must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to the mortgage business. In the past, FiNet has experienced periodic system interruptions. Any substantial increase in the volume of traffic on the websites will require FiNet to expand and upgrade further its technology, transaction-processing systems and network infrastructure. FiNet cannot be sure that it will be able to accurately project the rate or timing of increases, if any, in the use of our websites or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. In addition, users depend on Internet service providers, online service providers and other website operators for access to FiNet's websites. Many of them have experienced significant outages in the past, and could experience outage delays and other difficulties due to system failures unrelated to FiNet's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems would materially adversely affect FiNet's business, results of operations and financial condition.

If FiNet's electronic security devices are breached, FiNet's business would be materially adversely affected.

        If any compromise in FiNet's security devices were to occur, it could have a material adverse effect on its business, results of operations and financial condition. The secure transmission of confidential information through e-commerce is critical to Monument Mortgage's mortgage processes. FiNet relies on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as consumers' financial statements. FiNet may be required to spend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

        Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet generally, and e-commerce in particular. To the extent that FiNet's activities involve the storage and transmission of proprietary information, such as consumers' financial statements and profile information, security breaches could damage FiNet's reputation and expose it to a risk of loss or litigation and possible liability.

        We cannot be sure that all of our security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on our business, financial condition and results of operations.

If FiNet's equity-method investee will not be able to gain market share, FiNet may lose the value of this investment.

        If FiNet's equity-method investee will not be able to improve its financial position, FiNet's share of the monthly equity-method losses will continue to exist and/or increase. Although, this has no impact on FiNet's cash position, FiNet's results of operations and financial condition could be materially adversely affected. Equity-method losses reduce FiNet's underlying investment balance until the recorded basis is reduced to zero. As of December 31, 2001, FiNet's basis in equity-method investment was $2.2 million.

If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired.

        If FiNet fails to meet the Nasdaq's continued listing requirements, including, among others, net tangible assets or market capitalization, minimum bid price and various corporate governance requirements, FiNet's shares could be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in FiNet's common stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the Nasdaq's "Electronic Bulletin Board." Consequently, the liquidity of FiNet's shares could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reductions in the number and quality of security analysts' and the news media's coverage of FiNet, and lower prices for its shares than might otherwise be attained.

If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's "Penny Stock" Rule.

        If FiNet's shares of common stock were delisted from the Nasdaq SmallCap Market, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell FiNet's shares and may adversely affect the ability of purchasers in any offering of common stock by FiNet to sell any of the securities acquired in the secondary market. If FiNet's shares of common stock become subject to this rule, market liquidity for its shares could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Notes to Consolidated Financial Statements—Note 4. Risks and Uncertainties" for quantitative and qualitative disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	34
Report of Management	35
Report of Independent Auditors	36
Consolidated Balance Sheets at December 31, 2001 and 2000	37
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and the eight months ended December 31, 1999 and for the fiscal year ended April 30, 1999	38
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999 (unaudited), the eight months ended December 31, 1999 and fiscal year ended April 30, 1999	39
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (unaudited), the eight months ended December 31, 1999 and the fiscal year ended April 30, 1999	40
Notes to Consolidated Financial Statements	41

REPORT OF MANAGEMENT

To Our Stockholders:

        Management of FiNet.com, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements, and the other financial information, presented in the annual report. To meet these responsibilities we maintain a system of internal control that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of FiNet and customer assets from unauthorized use, and the execution and recording of transactions in accordance with management's authorization. The system is augmented by careful selection of our managers, by organizational arrangements that provide an appropriate segment of responsibility and by communications programs aimed at assuming that employees adhere to the highest standards of personal and professional integrity. Although no cost-effective internal control system will preclude all errors and irregularities, we believe FiNet's system of internal control is adequate to accomplish the objectives set forth above.

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on estimates and our best judgments. The financial statements have been audited, except as noted, by the independent accounting firm of Ernst & Young LLP, who were given unrestricted access to all FiNet's financial records and related data. We believe that all representations made to Ernst & Young LLP during their audit were valid and appropriate.

        The Board of Directors, through its Audit Committee, which is comprised entirely of non-management directors, has an oversight role in the area of financial reporting and internal control. The Audit Committee periodically meets with Ernst & Young LLP, our external auditors and FiNet management to discuss accounting, auditing, internal controls over financial reporting and other matters.

Report of Independent Auditors

The Board of Directors and Stockholders
FiNet.com, Inc.

        We have audited the accompanying consolidated balance sheets of FiNet.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and for the year ended April 30, 1999. These financial statements are the responsibility of FiNet.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiNet.com, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

San Francisco, California
February 15, 2002

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	December 31
	2001	2000
ASSETS
Cash and cash equivalents	$1,640	$9,454
Restricted cash	2,159	300
Accounts and notes receivable, net	136	416
Mortgages held for sale, net	8,365	39,975
Fixed assets, net	1,422	2,712
Goodwill, net	—	1,309
Investment in equity-method investee	2,223	—
Derivative instruments in connection with equity-method investee	123	—
Other assets	1,187	581

Total assets	$17,255	$54,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit	$8,292	$35,922
Accounts payable	161	187
Notes payable and capitalized leases	70	70
Accrued expenses and other liabilities	4,953	5,708

Total liabilities	13,476	41,887
Stockholders' equity:
Common stock, par value $.01 per share (50,000 shares authorized, 9,523 and 9,465 shares issued and outstanding at December 31, 2001 and 2000, respectively)	1,029	1,024
Additional paid-in capital	109,925	109,841
Accumulated deficit	(107,175)	(98,005)

Total stockholders' equity	3,779	12,860

Total liabilities and stockholders' equity	$17,255	$54,747

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31			Eight Months Ended December 31 1999
					Year Ended April 30 1999
	2001	2000	1999
			(unaudited)
Revenues	$7,813	$8,144	$9,093	$6,070	$22,413
Cost of revenues	4,222	11,352	19,480	8,423	35,064

Gross profit (loss)	3,591	(3,208)	(10,387)	(2,353)	(12,651)
Operating expenses
General and administrative	8,776	16,859	22,964	13,973	11,661
Marketing and advertising	404	1,992	7,169	6,200	2,205
Special charges	303	1,464	6,311	1,385	4,926
Depreciation and amortization	2,441	1,877	1,072	777	646
Other	161	362	1,594	575	1,468

Total expenses	12,085	22,554	39,110	22,910	20,906

Loss from operations	(8,494)	(25,762)	(49,497)	(25,263)	(33,557)
Other income and expense:
Gain on sale of marketable equity securities	—	824	366	—	—
Equity in loss of equity-method investee	(615)	—	—	—	—
Loss from derivative instruments	(10)	—	—	—	—
Other interest income	69	191	76	—	—
Other interest expense	—	—	(267)	—	2,976

Loss before income taxes	(9,050)	(24,747)	(49,322)	(25,263)	(36,533)
Income tax expense	28	50	70	65	5
Cumulative effect of change in accounting principle	(93)	—	—	—	—

Net loss	(9,171)	(24,797)	(49,392)	(25,328)	(36,538)
In-substance preferred dividend	—	—	353	—	705

Net loss available to common stockholders	$(9,171)	$(24,797)	$(49,745)	$(25,328)	$(37,243)

Loss per share available to common stockholders:
Basic and diluted net loss per common share	$(0.96)	$(3.05)	$(7.11)	$(3.40)	$(9.54)

Weighted average common shares used in computing basic and diluted net loss per common share	9,508	8,134	6,993	7,460	3,906

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
				Paid In Capital	Common Stock Subscription	Accumulared Comprehensive Income	Retained Earnings (Deficit)	Total Capital
	Shares	Amount	Subscribed
Balance April 30, 1998	2,671	$321	$—	$13,675	$—	$—	$(10,637)	$3,359
Issue of common shares:
Private placements of common shares	2,845	341	—	28,196	—	—	—	28,537
Costs of equity offerings	—	—	—	(762)	—	—	—	(762)
In connection with acquisitions:
Mical Mortgage, Inc.	39	5	—	1,798	—	—	—	1,803
Interloan.com	8	1	—	74	—	—	—	75
Real Estate Office Software	4	—	—	246	—	—	—	246
Conversion of convertible subordinated debentures	794	95	—	5,405	—	—	—	5,500
Warrants exercised	94	11	—	1,410	—	—	—	1,421
Stock options exercised	32	4	—	22	—	—	—	26
Employee/other compensation	67	8	—	1,120	—	—	—	1,128
Paid in capital related to imputed interest on issue of convertible debentures	—	—	—	423	—	—	—	423
Paid in capital and in-substance dividend on preferred stock	—	—	—	705	—	—	(705)	—
Warrants issued with subordinated convertible debentures	—	—	—	269	—	—	—	269
Warrants issued upon conversion of debentures	—	—	—	739	—	—	—	739
Issue of preferred stock	—	—	—	2,500	—	—	—	2,500
Costs of preferred stock issue	—	—	—	(214)	—	—	—	(214)
Redemption of preferred stock	—	—	—	(2,500)	—	—	—	(2,500)
Warrants issued for services	—	—	—	676	—	—	—	676
Net loss	—	—	—	—	—	—	(36,538)	(36,538)

Balance April 30, 1999	6,553	786	—	53,782	—	—	(47,880)	6,688
Issue of common shares:
Private placements of common shares	922	111	—	41,890	—	—	—	42,001
Costs of equity offerings		—	—	(729)	—	—	—	(729)
In connection with acquisitions:
Homeseekers	50	6	—	1,457	—	—	—	1,463
Lowestrate	47	6	—	1,815	—	—	—	1,821
Warrants/stock options exercised	177	21	—	2,152	—	—	—	2,173
Employee/other compensation	38	4	—	576	—	—	—	580
Other comprehensive income	—	—	—	—	—	1,704	—	1,704
Net loss							(25,328)	(25,328)

Balance December 31, 1999	7,787	934	—	100,943	—	1,704	(73,208)	30,373
Issue of common shares:
Private placements of common shares	1,542	74	—	7,326	—	—	—	7,400
Warrants issued for services	—	—	—	659	—	—	—	659
Stock options exercised	96	12	—	797	—	—	—	809
Employee/other compensation	40	4	—	116	—	—	—	120
Other comprehensive income	—	—	—	—	—	(1,704)	—	(1,704)
Net Loss							(24,797)	(24,797)

Balance December 31, 2000	9,465	1,024	—	109,841	—	—	(98,005)	12,860
Issue of common shares:
Costs in connection with equity offerings	—	—	—	(3,103)	—	—	—	(3,103)
Warrants issued for equity offering services	—	—	—	3,103	—	—	—	3,103
Stock options exercised	17	—	—	14	—	—	—	14
Employee/other compensation	41	5	—	70	—	—	—	75
Net Loss							(9,171)	(9,171)

Balance December 31, 2001	9,523	$1,029	$—	$109,925	$—	$—	$(107,175)	$3,779

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31			Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999	1999
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,171)	$(24,797)	$(49,392)	$(25,328)	$(36,538)
Cumulative effect of change in accounting principle	93	—	—	—	—

Loss from continuing operations	(9,078)	(24,797)	(49,392)	(25,328)	(36,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,441	1,877	1,602	826	2,476
Imputed interest from convertible debentures	—	—	267	—	2,502
Asset valuation adjustments	303	1,771	5,786	989	4,958
Gain on sale of mortgage servicing rights	—	—	—	—	(420)
Gain on sale of marketable securities	—	(824)	(366)	(366)	—
Equity in losses of equity-method investee	615	—	—	—	—
Expenses paid by issuance of common stock or warrants	21	671	1,974	—	1,804
Loss from derivative transactions	10	—	—	—	—
Expense from warrants issued upon conversion of debentures	—	—	739	—	739
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,859)	10,103	(10,403)	(10,003)	—
(Increase) decrease in mortgage loans held for sale	31,569	38,716	(6,691)	(45,253)	71,596
(Increase) decrease in receivables	280	1,527	3,565	591	23,911
(Increase) decrease in originated mortgage servicing rights	—	—	—	—	382
(Increase) decrease in other assets	(617)	296	374	(121)	724
Net increase (decrease) in warehouse borrowings	(27,630)	(44,531)	10,261	47,415	(91,494)
Increase (decrease) in accounts payable and accrued expenses	(792)	(2,946)	1,946	3,703	(6,175)
Other operating	—	—	—	(322)	309

Net cash used in operating activities	(4,737)	(18,137)	(40,338)	(27,869)	(25,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights	—	420	1,919	1,984	1,509
Proceeds on sale of marketable securities	—	1,794	872	872	—
Purchase of furniture, fixtures and equipment	(98)	(1,165)	(4,760)	(4,338)	(338)
Proceeds from sale of furniture, fixtures and equipment	16	—	—	—	—
Investment in equity method investee	(3,009)	—	—	—	—
Acquisition of purchased technology and intangibles	—	—	—	—	(481)
Cash acquired in acquisition	—	—	(176)	—	185

Net cash provided by (used in) investing activities	(3,091)	1,049	(2,145)	(1,482)	875
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	7,190	56,381	41,852	27,775
Proceeds from issuance of convertible preferred stock	—	—	—	—	2,286
Proceeds from issuance of convertible debt	—	—	—	—	1,384
Proceeds from advances on note payable and line of credit	—	—	—	—	1,400
Proceeds from the exercise of common stock warrants and options	—	797	2,630	2,173	1,447
Redemption of convertible debt	—	—	(1,500)	—	(1,500)
Redemption of convertible preferred stock	—	—	(2,500)	—	(2,500)
Repayment of note payable, capitalized leases and line of credit	—	(71)	(1,320)	(250)	(3,732)

Net cash provided by financing activities	14	7,916	53,691	43,775	26,560

Net increase (decrease) in cash	(7,814)	(9,172)	11,208	14,424	2,209
Cash at beginning of period	9,454	18,626	7,418	4,202	1,993

Cash at end of period	$1,640	$9,454	$18,626	$18,626	$4,202

Supplemental disclosures:
Interest paid	$733	$3,852	$830	$625	$6,812
Taxes paid	$28	$50	$70	$65	$2

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        FiNet is a financial services holding company that conducts diversified mortgage banking and brokering operation. To diversify its holdings, in 2001 FiNet made a strategic investment in Epexegy Corporation (doing business as CriticalPoint Software), a software company.

        FiNet has incurred recurring losses from operations and currently projects such losses for 2002. In addition, Monument Mortgage has needed to request debt covenant violation waivers from its prior warehouse lender which waivers in the past have been granted. FiNet's current business plan for 2002 reflects initiatives to increase revenue and reduce costs, including the actual impact of recent reductions in headcount and occupancy costs. FiNet's 2002 operating plan projects that the amount of its quarterly net loss will decline from quarter to quarter with net income projected to begin in the third quarter of 2002. As a result, current cash balances are projected to be sufficient to fund the excess of expenses over revenues for the year ending December 31, 2002. Based on FiNet's belief that it will obtain planned results through financing facility maturity dates, the plan also assumes that warehouse lines or other such credit facilities are available through December 31, 2002 in amounts necessary to operate the business and that debt covenant violations, if any, will be waived without business interruption. FiNet has also obtained irrevocable letters of commitment for additional funding of $600,000 during 2002 if additional cash reserves are required. Although FiNet cannot guarantee that planned results will be obtained in 2002 or that sufficient debt or equity capital will be available to FiNet under acceptable terms, if at all, management believes that its revenue and expense assumptions will be realized. FiNet's ability to continue as a going concern beyond 2002 is dependent on eventually achieving profitability and on adequate access to capital.

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

Cash and cash equivalents

        Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase. At December 31, 2001 FiNet carried $1,640,000 as immediately available cash and $2,159,000 as restricted cash. FiNet deposited $1,149,000 of restricted cash and obtained two certificates of deposit from it's primary bank in accordance with agreements related to required surety bond coverage. FiNet also deposited $810,000 of restricted cash into Monument Mortgage's primary warehouse lender's bank in accordance with the mutually signed warehousing agreement. FiNet's restricted cash balance also includes $200,000 relating to a stand-by letter-of-credit required in connection with FiNet's San Ramon office lease. At December 31, 2000, FiNet had restricted cash of $300,000 related to a stand by letter-of-credit, which FiNet had to maintain in accordance with its San Ramon office lease agreement.

Mortgage loans held for sale

        Mortgage loans held for sale, consisting of loans secured by single-family residential properties are carried at the lower of cost or market. Market valuation adjustments of $894,000 and $1,231,000 at December 31, 2001 and 2000, respectively, were required and recorded in a valuation allowance by charges to revenues. Additions to the allowance are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans. Subsequent recoveries of items previously charged off are credited to loan loss allowance. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. According to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

Fixed assets

        Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed straight-line over the fixed assets'estimated useful lives of three to seven years. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Goodwill is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally two to three years. On a periodic basis, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. In such instances, impairment, if any, is measured on a discounted future cash flow basis.

        During 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The total purchase price of these assets and operations was $2,325,000, which was recorded as goodwill with a straight-line amortization of 36 months. During the third quarter of 2001, FiNet wrote-off the remaining unamortized goodwill balance of $802,000 due to its decision to cease the Lowestrate.com operations. At December 31, 2001, and 2000, FiNet's goodwill balances net of amortization were $0, and $1,309,000, respectively.

Investment

        During 2001, FiNet made a strategic equity investment in CriticalPoint Software ("CriticalPoint").

        This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over CriticalPoint. Significant influence is generally deemed to exist if the investor has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Until CriticalPoint obtains additional investors, FiNet currently records 100% of CriticalPoint's losses, which are applied against FiNet's investment in CriticalPoint.

        FiNet recorded its investment in CriticalPoint on its consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses (recognized on a one-month lag basis) in its Consolidated Statement of Operations as "Equity in earnings (losses) of equity-method investee."

        FiNet periodically evaluates whether a decline in fair value of its investment has occurred and whether or not the decline, if any is other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management. FiNet considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations, operating trends and other financial ratios, as well as the market value of comparable companies. FiNet requires its private investee to deliver monthly, quarterly and annually financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below FiNet's accounting basis.

        At December 31, 2001, FiNet's potential ownership interest in the investee, based on outstanding preferred and common shares and option grants, was 40.0% assuming the conversion of all preferred shares, warrants and stock options.

Derivative financial instruments

        Effective January 1, 2001, FiNet adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133"), which requires that all derivative instruments held by FiNet be reported on its consolidated balance sheet as either assets or liabilities at fair value. Changes in the fair value of these derivatives are reported in earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting and the type of qualified hedge. SFAS 133 also establishes criteria for designation and effectiveness of hedging activities.

        At the date of adoption of SFAS 133, on January 1, 2001, FiNet recorded a loss of $93,000 as a transition adjustment, that includes the fair value of mandatory forward contracts for which hedge accounting was not elected.

        In accordance with SFAS 133, FiNet identified the following derivative financial instruments:

  •
  Equity-method investee's net share warrants;

  •
  Locked loan commitments; and

  •
  FNMA forward contracts.

        In connection with its strategic investment FiNet received warrants to purchase additional equity securities of CriticalPoint. As these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise ("net share warrants") they are deemed to be derivative financial instruments. Net share warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recognized in "Gain (loss) from derivatives" in FiNet's Consolidated Statements of Operations in the period of change. FiNet determines the fair value of these warrants through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including market data for comparable public companies for its private company warrants.

        Locked loan commitments represent commitments to fund loans that have been offered by Monument Mortgage to various prospective borrowers. FNMA forward contracts are contracts Monument Mortgage sells on the secondary market in order to mitigate its interest rate exposure. Generally, if interest rates increase, the value of Monument Mortgage's locked loan commitments decreases; therefore, Monument Mortgage's gain on sale is adversely affected. In order to hedge the risk of overall changes in the fair value of the loan commitments, Monument Mortgage sells forward contracts of government sponsored securities. Under the provisions of SFAS 133, these loan commitments and forward contracts qualify as derivatives and, therefore, are marked-to-market through current period earnings. The change in the fair value is recorded as income or loss from derivatives in FiNet's Consolidated Statements of Operations.

        Monument Mortgage utilizes derivative contracts to manage the interest rate risk related specifically to its committed pipeline and mortgage loan inventory. The overall objective of Monument Mortgage's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. Monument Mortgage does not speculate on the direction of interest rates in its management of interest rate risk.

        For the year ended December 31, 2001, FiNet recorded a $10,000 loss on derivatives as a separate component of "Other income and expense" in its Consolidated Statement of Operations.

Revenue recognition

        FiNet currently derives substantially all of its revenues from Monument Mortgage's activities, which include:

  •
  Interest income on the portfolio of mortgages held-for-sale is accrued as earned. When loans become ninety days past due, interest stops accruing and all previously accrued interest is reversed.

  •
  Lending related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of such loans until the related loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in gain on sale of mortgage loans.

  •
  Loan brokerage fees represent fees earned by Monument Mortgage's business-to-consumer segment and the loan center segment for processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

  •
  Loan center revenue represents fees earned by Monument Mortgage's loan center segment for the processing of mortgage loan applications for third party lenders.

  •
  Real estate fees represent proceeds earned for services provided to buyers and/or sellers in connection with the business-to-consumer segment's residential real estate purchases and sales.

        FiNet's revenue components are as follows (in thousands):

	Years Ended December 31			Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999	1999
			(unaudited)
Revenues:
Warehouse interest income	$1,682	$5,030	$2,975	$2,016	$6,009
Gain on sale of mortgage loans	3,871	2,579	3,011	1,969	11,847
Loan servicing fees	7	18	728	305	1,319
Loan brokerage fees	1,789	416	1,755	797	2,895
Loan center revenue	46	—	—	—	—
Real estate fees	137	—	—	—	—
Other	281	101	624	983	343

Total revenues	$7,813	$8,144	$9,093	$6,070	$22,413

Cost of revenues

        Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenue" in FiNet's Consolidated Statements of Operations. Cost of revenues also includes (i) costs of personnel attributable to loan production, (ii) expense recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expense and (iv) other costs of production. Direct loan origination costs are deferred until the related loan is sold.

Income taxes

        FiNet and its subsidiaries file consolidated federal and separate or combined tax returns for certain states. State and local income taxes are filed according to the taxable activities of FiNet.

        In accordance with the provisions of SFAS 109, "Accounting for Income Taxes," FiNet uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

Loss per share

        FiNet computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period, to the extent such common equivalent shares are dilutive. Since the common equivalent shares for all years were antidilutive (i.e., reduce net loss per share), basic and diluted loss per share are the same.

        The number of options to purchase common stock that were excluded are 2,192,662, 599,205, 989,569 and 626,000 for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the fiscal year ended April 30, 1999, respectively. Warrants to purchase common stock of 2,146,645, 1,270,935, 1,233,417 and 1,368,417 for the year ended December 31, 2001, and 2000, the eight months ended December 31, 1999 and for the fiscal year ended April 30, 1999 respectively, were also excluded.

Comprehensive income (loss)

        FiNet adopted SFAS No. 130, "Reporting Comprehensive Income" at April 30, 1999. FiNet is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss).

Stock-based compensation

        FiNet accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as SFAS No. 123, "Accounting for Stock-Based Compensation," permits. Under APB No. 25, compensation expense is based on the excess of the estimated fair value of FiNet's stock over the exercise price, if any, on the grant date. FiNet, as required, follows the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123.

New accounting standards

        SFAS Nos. 141 and 142.    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 141 in their fiscal year beginning after January 1, 2002. SFAS No. 142 is to be adopted in its entirety in fiscal years beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's Consolidated Statements of Operations.

        SFAS No. 144.    The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred. Management does not believe that implementation of SFAS No. 144 will have a material impact on FiNet's Consolidated Statements of Operations.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

        On October 28, 1999, FiNet acquired the remaining 50% interest in a joint venture from the joint venture partner. As consideration for the purchase, FiNet issued 50,000 shares of its common stock valued at $1,462,000. The only asset of the joint venture was 300,000 common shares of Homeseekers.com equity securities, which became marketable during 1999. The joint venture had no operating activities. The securities were classified as "available for sale" and were valued using publicly available market quotations. Of the original 300,000 shares, FiNet sold 96,000 shares in 1999 and the remainder of the shares was sold in 2000. FiNet recognized gains on the sale of these marketable equity securities of $824,000 and $366,000 during the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. At December 31, 1999, $1,704,000 of unrealized gains were included in accumulated comprehensive income within stockholders' equity related to these securities.

        On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations were being used in FiNet's wholly owned subsidiary, Monument Mortgage's business-to-consumer segment. The purchase price of the acquired assets was 116,667 shares of FiNet's common stock, 46,667 of which were issued at closing and valued at approximately $1,820,000. Including expenses, the total purchase price of these assets and operations was $2,325,000 and was recorded as goodwill using the purchase method accounting with an amortization period of 36 months. Amortization expense for the year ended December 31, 2001 and 2000 totaled $1,362,000 and $723,000. For the eight months ended December 31, 1999, the amortization expense totaled $240,000. The remaining 70,000 shares were escrowed subject to release to the seller upon the satisfaction of certain contingencies. The value of the escrowed shares were recorded as additional purchase price and added to goodwill once these contingencies were removed. On August 25, 2000, 35,000 shares valued at $275,000 were released from escrow to the seller and the remaining 35,000 shares valued at $48,000 were released from escrow on January 8, 2001. Additionally, certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non interest-bearing loan to the seller secured by 16,667 of the escrowed shares and consulting and employment agreements with the seller. As this loan was solely secured by the seller's interest in 16,667 shares of FiNet's common stock, the reduction in market value of the underlying collateral during 2000 resulted in the write-down of this loan balance which was included in "Special charges" within the Consolidated Statements of Operations during the year ended December 31, 2000.

NOTE 3. STRATEGIC INVESTMENT

        On August 30, 2001, FiNet completed a strategic investment of a total of $3,000,000 in CriticalPoint and received 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock. The warrants represent four separate agreements to purchase additional shares of Series D voting convertible preferred stock at an exercise price of $0.61 per share. Two warrants to purchase 1,642,519 shares of preferred stock each expire on January 31, 2002 and July 31, 2002. The remaining warrants expire on February 1, 2005.

        This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over the operations of CriticalPoint. Significant influence is generally deemed to exist if the investor has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Until CriticalPoint obtains additional investors, FiNet currently records 100% of CriticalPoint's losses, which are applied against FiNet's investment in CriticalPoint.

        FiNet recorded its investment in CriticalPoint on its Consolidated Balance Sheets as "Investment in equity-method investee" and its share of the investee's earnings or losses recognized on a one-month lag basis and recorded in FiNet's Consolidated Statement of Operations as "Equity in earnings (losses) of equity-method investee".

        The initial cost of FiNet's investment is allocated to the preferred stock and the warrants based on the relative fair value of the instruments at the time of acquisition. The initial valuation was reduced to account for restrictions on control and the limited marketability of CriticalPoint's preferred and common shares. As an observable market price does not exist for equity securities of private companies, estimates of fair value of such securities are more subjective than for securities of public companies. FiNet allocated a value of $2,829,000 to the preferred stock investment and $171,000 to the warrants based on its estimates of relative fair market values. Prior to FiNet's investment in CriticalPoint, CriticalPoint's stockholders' equity had a deficit balance making FiNet the only investor with at-risk equity. As such, 100% of the losses of CriticalPoint are recorded as reductions in FiNet's investment basis until such time as new investors contribute capital to CriticalPoint or FiNet's equity basis is reduced to zero. Between August 30, 2001, and December 31, 2001, FiNet recorded $615,000 of losses in its equity investment and $48,000 as a reduction in its warrants' value.

        FiNet currently holds all Series D preferred stock of CriticalPoint. The Series D preferred stock has a liquidation preference that is prior to that of CriticalPoint's common stock and all previous series of preferred stock. FiNet accounts for its preferred stock investment in CriticalPoint in a manner similar to the equity method of accounting. To the extent that CriticalPoint's aggregate losses exceed its common stockholders' equity or any other equity funds raised prior to the Series D preferred stock round, FiNet recognizes its equity in such losses, with such aggregate losses incurred subsequent to the date of its investment limited to its investment in the preferred shares of CriticalPoint.

        FiNet periodically evaluates whether a decline in fair value of its investment has occurred and whether or not it is other-than-temporary. This evaluation will consist of a review of qualitative and quantitative factors by members of senior management. FiNet will consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations, operating trends and other financial ratios, as well as the market value of comparable companies. FiNet requires its private investee to deliver monthly, quarterly and annually financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below FiNet's accounting basis.

        At December 31, 2001, FiNet's potential ownership interest in the investee, based on outstanding preferred and common shares and option grants, was 40.0% assuming the conversion of all preferred shares, warrants and stock options.

        The summarized unaudited balance sheet of FiNet's equity-method investee, CriticalPoint Software, (one month in arrears) is as follows:

November 30
Balance Sheet — CriticalPoint Software	2001
Current assets	$1,461,000
Non-current assets	237,000
Current liabilities	106,000
Noncurrent liabilities	—
Stockholders' Equity	1,592,000

        The summarized unaudited statement of operations information of FiNet's equity-method investee, CriticalPoint Software (one month in arrears) is as follows:

11 Months Ended November 30
Income Statement — CriticalPoint Software	2001
Revenues	$25,000
Net Loss	(1,964,000)

NOTE 4. RISKS AND UNCERTAINTIES

        FiNet is exposed to a variety of market risks during the normal course of business relating to its mortgage operations and equity investment.

        Mortgage Operations.    In the normal course of its business, Monument Mortgage is exposed to risks common to companies in the mortgage banking industry, including certain economic and regulatory risks such as: credit risk, interest rate risk, and repurchase risk.

        Credit Risk.    Monument Mortgage is substantially dependent on its mortgage finance partners and the termination of one or more of these relationships would adversely affect FiNet's business. Monument Mortgage's business-to-business segment primarily funds and closes single-family mortgages. As a non-depository mortgage banker, Monument Mortgage is dependent on specialized mortgage credit facilities to finance its mortgage lending activities, including as of February 2002, a $20,000,000 line of credit with its primary warehouse lender. Monument Mortgage expects that this line of credit will remain available to finance its subsidiaries mortgage lending activities and be able to gain access to additional lines of credit, if needed; however, there is no certainty that this lending relationship, or any other current relationships will continue or Monument Mortgage will be able to obtain any new credit facilities. If Monument Mortgage's warehouse line of credit becomes unavailable or diminished; the reduction in Monument Mortgage's borrowing ability could have a material adverse affect on FiNet's results of operations and financial conditions.

        Interest rate risk.    Monument Mortgage's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $4,047,000, and $18,934,000 as of December 31, 2001 and December 31, 2000, respectively. Until a rate commitment is extended to a borrower, there is no interest rate risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan. Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, that may negatively impact operations.

        To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sound credit risks at December 31, 2001 and 2000 aggregating $9,962,000 and $19,700,000 respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $9,260,000, and $40,574,000 as of December 31, 2001 and 2000, respectively, and the pipeline loans for which interest rates were committed of $4,047,000 and $18,934,000, respectively.

        Repurchase risk.    Monument Mortgage makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that such representations and warranties are determined to be inaccurate, or there are early payment defaults, Monument Mortgage may be required to repurchase the loans or indemnify the purchasers for any losses. For the years ended December 31, 2001 and 2000 FiNet repurchased loans totaling $274,000, and $90,000, respectively. These repurchases did not result in any losses.

        Investment risk.    As of December 31, 2001, FiNet's recorded basis in equity securities was $2,346,000, including warrants carried at fair value. FiNet regularly, at least once a quarter, reviews the carrying value of its investment, identifies and records losses if certain circumstances indicate that a decline in the fair value of the equity securities are below of the recorded basis is other-than-temporary. During the year ended December 31, 2001, FiNet recorded $615,000 as losses from operations in its CriticalPoint investment and $48,000 as valuation losses on warrants received in connection with its equity-method investment.

NOTE 5. BORROWING ARRANGEMENTS

        Borrowing arrangements consist of the following:

	December 31
	2001	2000
	(in thousands)
Warehouse and other borrowing arrangements
Warehouse lines of credit:
$15 million uncommitted at December 31, 2001, and $60 million committed at December 31, 2000, respectively, bearing interest at Prime + 0.75% and LIBOR + variable spread, respectively	$8,292	$35,922

Notes payable and capitalized leases (various rates)	$70	$70

Warehouse line of credit

        In September 2001, Monument Mortgage entered into a new lending arrangement with its now primary warehouse lender, Impac Warehouse Lending Group. As of December 31, 2001, this agreement provided a $15,000,000 warehouse borrowing facility that carried a rate of Prime plus 0.75%. There is no expiration on this agreement, it will automatically renew in September 2002, unless the agreement is mutually cancelled.

        For the years ended December 31, 2001, 2000, the eight months ended December 31,1999, and fiscal year ended April 1999, FiNet recorded warehouse interest expense of $754,000, $4,049,000, $1,002,000 and $6,587,000 respectively. Borrowings under this warehouse facility are secured by underlying mortgages held for sale. At December 31, 2001, 2000, and 1999, the warehouse interest rate indexes were 4.75%, 6.64% and 6.49% respectively.

Warehouse facility covenants

        The Impac Warehousing Credit and Security Agreement contains various financial covenants including minimum tangible net worth requirements. Should an event of default occur, as defined in the agreement, outstanding principal and interest are due on demand. At December 31, 2001, FiNet was not in default of any covenants. At December 31, 2000, FiNet was in default of its then effective warehouse lending agreement as a result of violation of the permitted cumulative net loss covenant. On February 22, 2001, the warehouse lender under that agreement waived the non-compliance.

3% Subordinated convertible debentures

        During fiscal year ended April 30, 1999 FiNet issued an aggregate of $1,500,000 of 3% Subordinated Convertible Debentures in a private placement, with interest payable in FiNet common stock when converted, or in cash at maturity, redemption or retirement. FiNet also issued 14,583 detachable warrants to purchase FiNet common stock in connection with the debenture issuances. The debentures were convertible into FiNet common stock at the lesser of $60 per common share or 78% of the determined market price prior to conversion.

        FiNet recorded $423,000 as additional paid in capital for the discount deemed related to imputed interest for the preferential conversion feature on the debentures, during the fiscal years ended April 30,

1999. This discount was amortized to interest expense over the period from the date of issue to the date the debentures first became convertible. Interest expense of $267,000 and $1,687,000 was recognized in connection with the discount amortization and is included in other interest expense for the year ended December 31, 1999, and fiscal year ended April 30, 1999, respectively.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

        FiNet leases its facilities and certain equipment under non-cancelable operating leases. Future minimum payments consist of the following at December 31, 2001:

Fiscal Year	Operating
2002	$1,133
2003	962
2004	326
2005	—
2006	—

Total minimum lease payments	$2,421

        Rent expenses for the years ended December 31, 2001, 2000, for the eight months ended December 31, 1999, and for the fiscal year ended April 30, 1999, were $1,024,000, $1,729,000, $1,012,000 and $867,000 respectively.

Litigation

        On January 14, 1998, prior to FiNet's acquisition of the shares of Mical Mortgage, Inc. ("Mical"), a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral

arguments were held in January of 2001, but the court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

        On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation. On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment. Thereafter, on January 7, 2002, oral arguments were held on the parties' respective cross-motions for summary judgment, but the California District Court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

NOTE 7. FIXED ASSETS

        Fixed assets consist of the following:

	December 31
	2001	2000
	(in thousands)
Furniture and fixtures	$1,119	$1,182
Computer equipment	1,859	1,977
Leasehold improvements	289	283
Software	686	811

Total cost	3,953	4,253
Less: accumulated depreciation and amortization	(2,531)	(1,541)

Net fixed assets	$1,422	$2,712

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

  •
  Cash, accounts receivable, and warehouse and other lines of credit. The carrying amounts of these assets and liabilities approximate fair value because of the short maturity of these instruments.

  •
  Mortgages held for sale. Fair values for mortgages held for sale are based on management's estimate of the ultimate realizable value using quoted market prices for loans with similar loan program types, coupons, maturities and credit quality.

  •
  Loan commitments to fund (locked pipeline) and loan and mortgage backed securities forwards. The fair values for the locked pipeline, allowing for estimated fallout based on historical experience, mortgage backed securities forwards, are based on quoted market prices. Such amounts are recorded at fair market value on FiNet's balance sheet.

  •
  Derivatives—warrants. The fair value for warrants in private companies are determined through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including public company market comparables. Such amounts are recorded at fair market value on FiNet's Balance sheet.

  •
  Notes payable. The carrying value of notes payable is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

        The carrying values and the estimated fair values of FiNet's financial instruments at December 31, 2001 and 2000 were as follows (in thousands):

	December 31, 2001		December 31, 2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,640	$1,640	$9,454	$9,454
Mortgages held for sale	8,365	8,365	39,975	39,975
Loan commitments to fund	28	28	—	65
Commitments to sell loans and securities	6	6	—	79
Derivative instruments	123	123	—	—
Liabilities:
Notes payable	70	70	70	70
Warehouse lines of credit	8,292	8,292	35,922	35,922

NOTE 9. STOCKHOLDERS' EQUITY

Preferred Stock

        FiNet has authorized 100,000 shares of preferred stock. At December 31, 2001, no shares of preferred stock were outstanding.

Common Stock

        FiNet has authorized 50,000,000 shares of $0.01 par value common stock. At December 31, 2001, there were 9,522,834 shares of common stock outstanding.

        On February 20, 2001, FiNet effected a one-for-twelve reverse stock split of its outstanding shares of common stock, approved by a majority of its stockholders. All share data has been restated for all periods to reflect this reverse stock split.

        In October of 2000, FiNet issued 1,541,667 shares of common stock in a private placement to accredited investors for an aggregate purchase price of $7,400,000, a portion of which was purchased by Banco Espirito Santo de Investimento, S.A., which along with its affiliates beneficially owns more than five percent of FiNet's common stock. As compensation for services rendered in connection with the private placement, FiNet issued to certain financial advisors, warrants with a five-year term to purchase 500,000 shares of common stock at an exercise price of $9.00 per share. Upon the resolution of certain items in 2001, the market value of the warrants was recorded as a cost of the transaction through a charge to the additional paid in capital with an offsetting credit to additional paid in capital to record the issuance of the warrants.

        In September 1998, FiNet issued 21 shares of its $2,500 Series A Convertible Preferred Stock in a private placement generating proceeds of $2,286,250, net of expenses. In addition, FiNet issued warrants to the preferred investors to purchase 20,833 shares of FiNet common stock at an exercise price of $12.00 per share. FiNet recorded a preferred stock discount of $705,000 upon issuance of the preferred stock. This discount was amortized to the date the preferred stock first became convertible. The entire discount was amortized in fiscal 1999 and is reported as "In-substance preferred dividend" in the 1999 Consolidated Statement of Operations. During fiscal year ended April 30, 1999, the $2,500,000 Series A Convertible Preferred stock was redeemed at face value.

Stock options

        FiNet's stock option plans consist of (i) the 1989 Stock Option Plan (the "1989 Plan"), (ii) the 1998 Stock Option Plan (the "1998 Plan"), (iii) the 1998 Stock Bonus Incentive Plan (the "Stock Bonus Plan"), (iv) the 1998 Non-Employee Directors Option Plan (the "Directors' Plan") and the (v) 1999 Employee Stock Purchase Plan (the "Purchase Plan").

        1989 Stock option plan (Expired).    FiNet's 1989 Plan provided for the grant of options to officers, directors, other key employees and consultants of FiNet to purchase up to an aggregate of 145,833 shares of common stock. The 1989 Plan was administered by the Compensation Committee of the Board of Directors. The Committee was authorized to determine the terms of options granted under the 1989 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1989 Plan were incentive stock options or nonqualified stock options.

        The exercise price of incentive stock options could not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of FiNet's capital stock). Options could not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).

        Upon termination of employment, the optionee generally has the right to exercise, for 90 days following the termination date, any outstanding option to the extent it is exercisable on the date of termination, after which all unexercised options lapse. In the event of an optionee's death or disability, the optionee may exercise any outstanding option, to the extent it is exercisable, for one year following the termination date. At December 31, 2001, 71,862 options were outstanding under this plan.

        1998 Stock option plan.    FiNet's 1998 Plan provides for the grant of options to officers, employee directors, other employees and consultants of FiNet to purchase up to an aggregate of 3,833,333 shares of common stock. The 1998 Plan is administered by the Board of Directors. The Board of Directors determines the terms of options granted under the 1998 Plan, including the number of shares subject to the option, exercise price, term and exercisability. Options granted under the 1998 Plan may be incentive stock options or nonqualified options. In general, the 1998 Plan has the same terms and conditions as the 1989 Plan. In March 2001, the Board of Directors adopted after receiving shareholders' approval, an amendment to the 1998 Plan increasing the aggregate number of shares reserved for issuance thereunder by 3,000,000, from 833,333 to 3,833,333. As of December 31, 2001, 1,618,988 options were available for grant under the 1998 plan.

        Non-employee directors' stock option plan.    FiNet's Directors' Plan provides for an automatic grant of an option to purchase 3,333 shares of common stock to non-employee directors upon their election or appointment to the Board of Directors and options for 5,000 shares for subsequent annual grants. The aggregate number of shares that can be purchased under this plan is 283,333. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board of Directors. The initial option grant vests 100% on grant. Subsequent annual grants under the Directors' Plan become exercisable in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of FiNet, the unexercisable portion lapses. As of December 31, 2001, 235,001 options were available for grant under this plan.

        Stock bonus incentive plan.    FiNet's Stock Bonus Plan provides for the grant of bonus shares to any of FiNet's employees, directors, officers and to consultants or advisers. The Board of Directors has authorized up to an aggregate of 72,917 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board of Directors. Each grant of bonus shares becomes exercisable according to a schedule to be established by the Board of Directors at the time of grant. As of December 31, 2001, 72,917 shares of common stock were available for grant under this plan.

        1999 Employee Stock Purchase Plan.    FiNet has an employee Purchase Plan (the "Purchase Plan") under which 41,667 shares of common stock have been reserved for issuance. Under this plan, FiNet's employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. During 2001, 6,203 shares of common stock were purchased by FiNet's employees.

        SFAS No. 123 pro forma disclosure.    FiNet has elected to follow APB No. 25, and related interpretations, to account for its stock-based compensation which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Compensation expense recognized in income under APB No. 25 for the years ended December 31, 2001, 2000, the eight months ended December 31, 1999, and for the fiscal year ended April 30, 1999, were $0, $47,260, $184,174 and $0, respectively.

        SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, FiNet will continue to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share (EPS) disclosures for stock-based awards made during the year ended December 31, 2001 as if the fair-value-based method defined in SFAS No.123 had been applied. Had FiNet's stock option and stock purchase plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
Pro Forma Statement of Operations	2001	2000	1999	1999
	(in thousands, except for per share data)
Estimated stock-based compensation	$611	$4,313	$2,310	$1,715
Net (loss) as reported	(9,171)	(24,797)	(25,328)	(36,538)
Pro forma net (loss)	(9,782)	(29,110)	(27,638)	(38,958)
(Loss) per share as reported	(0.96)	(3.05)	(3.40)	(9.54)
Pro forma (loss) per share	(1.03)	(3.58)	(3.72)	(9.96)

        The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001, 2000, the eight months ended December 31, 1999, and for the fiscal year ended April 30, 1999, respectively:

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
Average risk-free interest rates	4.0%	6.6%	5.2%	5.2%
Average expected life (in years)	0.9	0.9	0.5	1.0
Volatility	194.4%	179.6%	132.9%	141.0%
Dividend payout	0%	0%	0%	0%

        The weighted-average grant-date fair value and exercise price of options granted during the year ended December 31, 2001, 2000, the eight months ended December 31, 1999, and for fiscal year ended April 30, 1999 are summarized below:

	Shares	Weighted- Average Fair Value	Weighted- Average Exercise Price
Year Ended December 31, 2001
Granted
Price = Market Value	3,304,500	$0.86	$0.86
Price > Market Value	—	—	—
Price < Market Value	20,000	$0.75	$0.64
Year Ended December 31, 2000
Granted
Price = Market Value	365,741	$11.32	$12.10
Price > Market Value	—	—	—
Price < Market Value	20,000	$14.82	$8.41
Eight Months Ended December 31, 1999
Granted
Price = Market Value	437,770	$24.50	$28.51
Price > Market Value	—	—	—
Price < Market Value	17,083	$35.31	$29.16
Fiscal Year Ended April 30, 1999
Granted
Price = Market Value	627,752	$10.32	$11.88
Price > Market Value	625	$3.96	$15.00
Price < Market Value	6,667	$12.96	$16.20

        The following table summarizes stock option plan activity for the year ended December 31, 2001, 2000, and eight months ended December 31, 1999, and fiscal year ended April 30,1999:

Employee Stock Option Summary	Options	Exercise Price	Weighted Average Exercise Price
Outstanding at May 1, 1998	61,490	$0.76-66.00	$13.80
Granted	635,043	6.00-39.00	11.88
Exercised	(31,920)	0.72-9.00	0.84
Expired / Cancelled	(38,572)	6.00-39.00	14.28

Outstanding at April 30, 1999	626,041	0.72-66.00	12.36
Granted	454,853	12.36-109.56	28.56
Exercised	(19,826)	6.00-13.56	8.52
Expired / Cancelled	(71,499)	9.00-80.28	30.72

Outstanding at December 31, 1999	989,569	0.72-109.56	18.60
Granted	385,949	4.13-22.13	12.17
Exercised	(95,547)	0.72-12.37	8.41
Expired / Cancelled	(680,558)	6.76-109.50	21.31

Outstanding at December 31, 2000	599,413	0.72-80.26	12.95
Granted	3,324,500	0.50-2.26	0.88
Exercised	(16,406)	0.88	0.88
Expired / Cancelled	(1,714,845)	0.72-80.26	4.13

Outstanding at December 31, 2001	2,192,662	$0.50-80.26	$1.61

        In March 2001, the Board of Directors adopted an amendment to the 1998 Plan increasing the aggregate number of shares reserved for issuance thereunder by 3,000,000, from 833,333 to 3,833,333, in order to ensure that there will be a sufficient reserve of shares to permit the grant of further options to existing and new employees and consultants of FiNet. FiNet's shareholders approved the amendment to the 1998 Plan in June 2001.

NOTE 9. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2001	Weighted Average Exercise Price
$0.5000- $0.7200	195,417	9.58	$0.6665	32,291	$0.7200
$0.7500- $0.7500	300,000	9.77	$0.7500	75,000	$0.7500
$0.8000- $0.8000	76,562	9.52	$0.8000	9,062	$0.8000
$0.8750- $0.8750	902,375	9.23	$0.8750	421,146	$0.8750
$0.9000- $0.9000	6,875	9.29	$0.9000	2,500	$0.9000
$0.9100- $0.9100	450,000	9.45	$0.9100	168,749	$0.9100
$1.0000-$15.3720	245,393	8.68	$5.6276	107,933	$6.1194
$17.2560-$51.7560	11,666	7.70	$24.7852	8,954	$24.5913
$54.0000-$54.0000	4,166	1.07	$54.0000	4,166	$54.0000
$80.2560-$80.2560	208	7.40	$80.2560	130	$80.2560

$0.5000-$80.2560	2,192,662	9.31	$1.6115	829,931	$2.0811

Warrants

        As of December 31, 2001, FiNet had warrants outstanding to purchase 2,146,645 shares of its common stock.

NOTE 10. SPECIAL CHARGES

        During the year ended December 31, 2001, FiNet expensed $303,000 as a fixed asset valuation adjustment of certain origination software that was determined to be unsuitable to Monument Mortgage's current business model.

        During the year ended December 31, 2000, FiNet recorded a nonrecurring expense of $500,000 that represented a write-down of a non-interest bearing loan receivable solely secured by 16,667 of FiNet's escrowed common shares. As this loan was secured by the seller's interest in 16,667 shares of FiNet's common stock, the reduction in market value of the underlying collateral during 2000 resulted in the write-down of this loan balance which is included in "Special charges" within the Consolidated Statements of Operations during the year ended December 31, 2000.

        During year ended December 31, 2000, FiNet also recorded an expense of $1,299,000 for the purchase of certain loan origination and tracking software and systems that were subsequently determined unsuitable for FiNet's needs. During 2000, FiNet recovered $335,000 of this amount from the vendor, resulting in a net expense of $964,000.

        In connection with the relocation of FiNet's corporate headquarters and operating facilities from Walnut Creek, California to San Ramon, California, during the eight months ended December 31, 1999, an expense of $1,385,000 was recorded to write-off certain fixed assets, including furniture, fixtures and equipment that would no longer be employed in the new location.

        In addition, FiNet recorded nonrecurring charges associated with discontinued business units during fiscal year ended April 30, 1999. FiNet assessed the related remaining goodwill balance and determined that the amount was not recoverable from future cash flow. Goodwill of $3,189,000, net of purchase accounting adjustments and recorded amortization, was expensed as part of these special charges in fiscal 1999. Approximately 130 employees were terminated during fiscal year ended April 30, 1999 as a result of the closure of the discontinued operations. FiNet also recorded a special charge expense of $642,000 during the fiscal year ended 1999 to recognize exit costs primarily associated with severance payments and occupancy lease costs.

        During the eight months ended December 31, 1999, $352,000 was recorded as expense associated with the write off of the remaining furniture, fixtures and equipment of the discounting operations.

        Except for the items detailed above totaling $352,000 for the eight months ended December 31, 1999 and $642,000 for the fiscal year ended April 30, 1999, all other financial statement effects of winding down the discontinued operations are included in results from operations as incurred. At December 31, 1999, the balance of the special charge accrual was $202,000, which represents lease costs of vacated space that FiNet expected to incur subsequent to December 31, 1999.

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

NOTE 11. DISCOUNTINUED UNITS

        On April 30, 1998, FiNet acquired Coastal in a transaction accounted for as a pooling of interests. FiNet's results of operations and financial position for the fiscal year ended April 30, 1998 have been restated to include Coastal's results. Coastal's results for years prior to fiscal 1997 have not been included in FiNet's consolidated results, as they are not meaningful in assessing historical trends. On May 19, 1998, FiNet acquired Mical in a transaction accounted for as a purchase. Mical's results of operations are included in FiNet's financial statements since the date of acquisition. Due to significant operating problems and losses at Coastal and Mical, FiNet's management elected during fiscal 1999 to close both units and discontinue further operations.

Impact of the discontinued units—Mical, Coastal and Monument Mortgage's servicing business

        In 2001 FiNet continued executing the closure of the discontinued Mical and Coastal units that management elected to discontinue in the last half of fiscal 1999. FiNet incurred significant losses at both the Mical and Coastal subsidiaries during fiscal 1999. Management also determined that servicing loans would not be a part of the on-going operations of Monument Mortgage and sold the servicing portfolios that had been previously held for sale. The following table summarizes the impact these discontinued business units had on FiNet's consolidated operating results for the last three years (in thousands):

	Years Ended December 31			Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999	1999
			(unaudited)
Revenues	$96	$120	$845	$122	$10,865
Cost of revenues	15	340	9,987	1,814	21,165

Gross profit (loss)	81	(220)	(9,142)	(1,692)	(10,300)
Other expenses
General and administrative	336	1,055	3,414	1,211	2,945
Marketing and advertising	—	—	52	6	434
Special charges	—	—	4,236	352	4,236
Depreciation and amortization	—	—	252	—	180
Other	(2)	(1)	416	76	434

Total expenses	334	1,054	8,370	1,645	8,229

Loss from operations	(253)	(1,274)	(17,512)	(3,337)	(18,529)
Other interest expense	—	—	38	—	207

Loss before income taxes	(253)	(1,274)	(17,550)	(3,337)	(18,736)
Income tax expense	1	—	—	—	1

Net loss	$(254)	$(1,274)	$(17,550)	$(3,337)	$(18,737)

NOTE 12. INCOME TAXES

        The provisions for income taxes consist of the following:

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
			(In thousands)
Current Federal	$—	$—	$—	$—
Current State	28	50	65	5

	28	50	65	5
Deferred Federal	—	—	—	—
Deferred State	—	—	—	—

	—	—	—	—

Total	$28	$50	$65	$5

        The reconciliation of the provision for income taxes computed at U.S. statutory income tax rates to pretax income is as follows:

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal tax effect	0.2%	0.1%	0.2%	—
Non-deductible goodwill	—	—	—	4.0%
Valuation allowance	34.0%	37.4%	33.5%	20.8%
Prior period adjustment	—	—	5.0%
Other, net	0.1%	(3.3)%	0.6%	4.2%

Total	0.3%	0.2%	0.3%	0.0%

        The significant components of FiNet's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

	December 31
	2001	2000
	(in thousands)
Deferred tax liabilities
Depreciation	$20	$215

Total deferred tax liabilities	20	215

Deferred tax assets:
Net operating loss carryforwards	42,771	39,182
Loan loss and other reserves	988	1,886
Goodwill and other intangibles	884	346
Capital loss carryforward	24	—
Accrued expenses and other	284	473

Total deferred tax assets	44,951	41,887
Valuation allowance	(44,931)	(41,672)

Net deferred tax asset	20	215

Total net deferred tax liabilities and assets	$—	$—

        Deferred tax assets are recognized to the extent that management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding FiNet's ability to realize the benefits associated with its net deferred tax asset, a valuation allowance was established. During the years ended December 31, 2001 and 2000, the valuation allowance increased by $3,259,000 and $10,068,000, respectively. A portion of the valuation allowance relates to deductions from the exercise of stock options. If realized, the benefit from the reduction of that portion of the valuation allowance will be credited to equity.

        At December 31, 2001, FiNet has federal net operating loss carryforwards ("NOLS") of approximately $112 million which expire in the years 2004 through 2021. FiNet has significantly smaller state net operating loss carryforwards which expire in the years 2002 through 2021. The Company also has a federal and state capital loss carryforwards of approximately $53,000 which expires in the year 2005. Due to ownership changes, these carryforwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of a significant portion of the NOLS before full utilization.

NOTE 13. NON-CASH INVESTING AND FINANCING ACTIVITIES

        The following table presents non-cash investing and financing information for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and for the fiscal year ended April 30, 1999 (in thousands):

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
Common stock and warrants issued for services	$3,124	$960	$1,804	$580
Common stock issued to purchase certain assets and operations of Lowestrate.com	52	—	1,821	—
Common stock issued to purchase the remaining 50% interest of a joint venture not alread owned	—	—	1,463	—
Common stock issued for purchased technology and intangibles	—	—	—	320
Warrants issued upon conversion of convertible debt	—	—	—	739
Common stock issued upon debenture conversion	—	—	—	5,500
In-substance dividend on preferred stock discount	—	—	—	705
3% convertible debenture discount	—	—	—	423
Acquired in acquisition:
Fixed assets	—	—	—	505
Mortgages held for sale	—	—	—	84,598
Other assets	—	—	—	3,995
Accounts payable and other accrued expenses	—	—	—	9,829
Debt	—	—	—	82,634

NOTE 14. EMPLOYEE BENEFIT PLAN

        FiNet has a salary reduction 401(k) retirement savings plan (the "Plan") covering all employees meeting certain eligibility requirements. Employees may contribute up to 15% of their eligible compensation, subject to an annual limit. The Plan provides that, at FiNet's discretion, FiNet may make employer contributions. There were no employer contributions for the year ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and for fiscal year ended April 30, 1999.

NOTE 15. RELATED PARTY TRANSACTIONS

Consulting agreements

        FiNet entered into a consulting agreement with James Umphryes, a former Monument Mortgage stockholder, in 1996. The contract term was three years beginning January 1, 1997 at a monthly fee of $15,000 for a total contract cost of $540,000. For the eight months ended December 31, 1999 and for the fiscal ended April 30, 1999, FiNet incurred consulting fee expense relating to this agreement of $120,000, and $180,000, respectively.

        FiNet and Dr. Lewis Meyer, a then director of FiNet, entered into a consulting agreement in June 1998. Pursuant to the agreement, Dr. Meyer received $25,000. In addition, Dr. Meyer paid FiNet $10,000 for warrants to purchase 83,000 shares of common stock at an exercise price of $15 per share. Twenty percent of the shares became exercisable on the date of grant, and the remaining shares become exercisable in quarterly installments over four years, so long as Dr. Meyer's service with FiNet continues.

Loans to officers

        On December 28, 1999, an adjustable rate, second mortgage loan in the amount of $356,000 was made to Michael Conway, a former executive officer of FiNet. The loan carries an initial interest rate of 7.25% and is secured by a second residence. During the year 2000 this loan was sold in the secondary market.

        On November 12, 1999, a fixed rate, third mortgage loan in the amount of $20,000 was made to Christos Skeadas, a former executive of FiNet. The loan carried an interest rate of 7%. Subsequently, the principal amount and all accrued interest were paid in a single payment.

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

        In April 1999, FiNet entered into a Lender Subscriber Agreement with IMX, Inc. of which Richard Wilkes, a former director of FiNet, is president and chief executive officer and of which FiNet's then chief executive officer, Mark Korell, was a minority shareholder. Pursuant to the agreement, IMX provided to FiNet certain software and brokerage services.

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

NOTE 16. SEGMENT DATA

        FiNet has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified within Monument Mortgage three reportable business segments: business-to-business, business-to-consumer and loan center. Information related to FiNet's reportable operating segments is shown below (in thousands):

	Years Ended December 31			Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999	1999
			(unaudited)
Revenue
Business-to-business	$5,793	$6,922	$7,961	$4,408	$19,411
Business-to-consumer	1,965	1,222	524	1,054	3,002
Loan center	55	—	—	—	—

Segment Revenue	7,813	8,144	8,485	5,462	22,413
Corporate	—	—	608	608	—

	$7,813	$8,144	$9,093	$6,070	$22,413

Operating loss
Business-to-business	$(3,649)	$(13,911)	$(25,972)	$(14,716)	$(17,455)
Business-to-consumer	(1,233)	(5,152)	(10,303)	(4,769)	(4,642)
Loan center	(49)	—	—	—	—

Segment operating loss	(4,931)	(19,063)	(36,275)	(19,485)	(22,097)
Corporate	(3,563)	(6,699)	(13,222)	(5,843)	(11,460)

	$(8,494)	$(25,762)	$(49,497)	$(25,328)	$(33,557)

Capital expenditures
Business-to-business	$22	$990	$4,046	$3,687	$116
Business-to-consumer	—	58	238	217	75
Loan center	—	—	—	—	—

Segment Capital expenditures	22	1,048	4,284	3,904	191
Corporate	76	117	476	434	703

	$98	$1,165	$4,760	$4,338	$894

Identifiable assets
Business-to-business	$3,869	$46,535	$101,837	$101,837	$22,147
Business-to-consumer	1,307	2,737	5,990	5,990	(3,782)
Loan center	52	—	—	—	—

Segment Identifiable assets	5,228	49,272	107,827	107,827	18,365
Corporate	12,027	5,475	11,981	11,981	26,890

	$17,255	$54,747	$119,808	$119,808	$45,255

Long-lived assets
Business-to-business	$412	$2,305	$3,800	$3,800	$624

Business-to-consumer	185	136	224	224	311
Loan Center	71	—	—	—	—

Segment long-lived assets	668	2,441	4,024	4,024	935
Corporate	754	271	447	447	640

	$1,422	$2,712	$4,471	$4,471	$1,575

        FiNet began operations in its loan center segment during fiscal year 2001. Accordingly, segment information for earlier periods has not been restated, and segment information for fiscal year 2001 includes information for all three business segments.

NOTE 17. VALUATION ALLOWANCES

        Valuation allowances consist of the following:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Business	Deductions	Balance at End of Period
	(In thousands)
Market Valuation Allowance:
Year ended December 31, 2001	$1,231	$118	$—	$(85)	$1,264
Year ended December 31, 2000	2,937	465	—	(2,171)	1,231
Eight Months ended December 31, 1999	3,851	1,518	—	(2,432)	2,937
Year ended April 30, 1999	396	4,344	542	(1,431)	3,851
Allowance For Doubtful Accounts:
Year ended December 31, 2001	$1,013	$—	$—	$(73)	$940
Year ended December 31, 2000	1,793	—	—	(780)	1,013
Eight Months ended December 31, 1999	2,150	30	—	(387)	1,793
Year ended April 30, 1999	36	2,150	—	(36)	2,150

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following tables contain selected unaudited statement of operations information for each quarter of 2001 and 2000 (in thousands). The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2001
	December 31	September 30	June 30	March 31
Revenues	$1,600	$1,760	$1,855	$2,598
Cost of revenues	722	920	1,114	1,466
Net Income (loss)	(2,209)	(2,179)	(2,412)	(2,371)
Basic and diluted net loss per common share prior to cumulative effect of change in accounting principle	$(0.23)	$(0.23)	$(0.25)	$(0.24)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Basic and diluted net loss per common share	$(0.23)	$(0.23)	$(0.25)	$(0.25)
Weighted average common shares used in computing basic and diluted net loss per common share	9,523	9,509	9,502	9,498
	Year Ended December 31, 2000
	December 31	September 30	June 30	March 31
Revenues	$2,102	$2,515	$2,075	$2,871
Cost of revenues	3,172	4,210	2,254	1,713
Net Income (loss)	(5,800)	(6,930)	(5,526)	(6,540)
Basic and diluted net loss per common share	$(0.64)	$(0.84)	$(0.70)	$(0.84)
Weighted average common shares used in computing basic and diluted net loss per common share	9,013	7,898	7,879	7,814

NOTE 19. SUBSEQUENT EVENTS

        None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is hereby incorporated by reference to the section titled "Executive Officers of the Registrant" in Part I of this report and to FiNet's definitive Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

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

(a) FINANCIAL STATEMENTS

        The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(b)  FINANCIAL STATEMENT SCHEDULES

        See Note 17 to FiNet's Consolidated Financial Statements for the required information about Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable.

(c)  EXHIBITS

Exhibit Number	Description
2.1(31)	Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated December 20, 1996.
3.1.1(1)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997.
3.1.2(2)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999.
3.1.3*	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001.
3.1.4(23)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of June 29, 2001.
3.2(20)	Restated Bylaws of the registrant.
4.1(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção, dated December 16, 1996.
4.2(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 16, 1996.
4.3(4)	Form of Warrant issued to José Maria Salema Garção dated December 16, 1996.
4.4(4)	Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996.
4.5(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 30, 1996.
4.6(4)	Form of Warrant issued to José Maria Salema Garção dated December 30, 1996.
4.7(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.8(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.9(4)	Form of Warrant issued to José Maria Salema Garção dated March 21, 1997.
4.10(4)	Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997.
4.11(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated April 30, 1997.
4.12(4)	Form of Warrant Issued to investors in the private placement concluded April 30, 1997.
4.13(4)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997.
4.14(4)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997.

4.15(5)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998.
4.16(5)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998.
4.17(6)	Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998.
4.18(7)	Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998.
4.19(8)	Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998.
4.20(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999.
4.21(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999.
4.22*	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on October 13, 2000.
4.23*	Form of Warrant between the registrant and José Maria Salema Garção dated October 13, 2000.
10.3(5)**	1989 Stock Option Plan.
10.4(4)	Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997.
10.5(4)	Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998.
10.6(4)	Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998.
10.7(5)**	1998 Stock Option Plan.
10.8(5)**	1998 Stock Bonus Incentive Plan.
10.9(5)**	1998 Non-Employee Directors' Stock Option Plan.
10.10(5)**	1999 Employee Stock Purchase Plan.
10.11(9)	Second Amendment to First Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage, Inc. and Residential Funding Corporation dated March 29, 2000.
10.12(10)	Sublease agreement between The Scotts Company, successor in interest to Monsanto Company and the registrant and Monument Mortgage, Inc., dated May 21, 1999.
10.13(11)	Agreement and Release between the registrant and Mark Korell dated December 14, 1999.
10.14(12)	First Amendment to Loan and Security Agreement between the registrant and Lowestrate.com, Inc. and Robert J. Ross dated May 24, 2000.
10.15(13)	Assignment and Assumption Agreement between the registrant and Lowestrate.com, Inc., Robert J. Ross.
10.16(14)	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated July 14, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.17(15)	Fifth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 22, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.18(16)	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated October 12, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.19(21)	Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.20(21)	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.21(21)	Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.22(24)	Ninth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated May 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.23(30)	Tenth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.24(17)	Master Loan Participation and Custodian Agreement, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.25(18)	Guaranty of Payment and Performance and Contract of Affirmative Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.26(19)**	Employment Agreement between the registrant and Patrick J. Mackin dated November 1, 2000.
10.27*	Settlement and Release Agreement between the registrant and Rick Cossano dated May 24, 2001.
10.28(25)	Series D Stock Purchase Agreement by and among registrant and CriticalPoint Software, Epexegy Corporation, Epexegy Merger Sub Corp. dated August 30, 2001.
10.29(26)	Form of Series D Preferred Warrant issued in connection with the Series D Preferred Stock Purchase Agreement, dated August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant August 30, 2001.
10.30(27)	Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.31(28)	Annex 1 to Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.32(30)**	Employment and Compensation Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Matt Soto dated September 28, 2001.
10.33(22)	Application Solution License Agreement between Monument Mortgage, Inc., subsidiary of registrant and Sollen Technologies, LLC dated December 5, 2000.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney (Included on signature page of Form 10-K).

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

(2)
Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3)
Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(4)
Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed on August 13, 1998.

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

(20)
Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001.

(21)
Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001.

(22)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on May 15, 2001.

(23)
Incorporated by reference to Exhibit 3.1.1 of the registrant's Report on Form 10-Q filed on August 14, 2001.

(24)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on August 14, 2001.

(25)
Incorporated by reference to Exhibit 99.1 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(26)
Incorporated by reference to Exhibit 99.2 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(27)
Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(28)
Incorporated by reference to Exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(29)
Incorporated by reference to Exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(30)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(31)
Incorporated by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed on August 13, 1997.

(d)  REPORTS ON FORM 8-K:

        On May 14, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

        On May 30, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

        On October 4, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, FiNet.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Ramon, State of California, on the 31st day of March 2002.

FINET.COM, INC.
By:	/s/ L. DANIEL RAWITCH L. Daniel Rawitch Chief Executive Officer, and Member of the Board of Directors

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Daniel Rawitch and Diogo Abreu, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ L. DANIEL RAWITCH L. Daniel Rawitch	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2002
/s/ STEPHEN J. SOGIN Stephen J. Sogin	Director	March 31, 2002
/s/ S. LEWIS MEYER S. Lewis Meyer	Director	March 31, 2002
/s/ DIOGO ABREU Diogo Abreu	Director	March 31, 2002
/s/ EVA NOACK Eva Noack	Controller (Principal Financial and Accounting Officer)	March 31, 2002

EXHIBITS

Exhibit Number	Description
2.1(31)	Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated December 20, 1996.
3.1.1(1)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997.
3.1.2(2)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999.
3.1.3*	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001.
3.1.4(23)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of June 29, 2001.
3.2(20)	Restated Bylaws of the registrant.
4.1(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção, dated December 16, 1996.
4.2(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 16, 1996.
4.3(4)	Form of Warrant issued to José Maria Salema Garção dated December 16, 1996.
4.4(4)	Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996.
4.5(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 30, 1996.
4.6(4)	Form of Warrant issued to José Maria Salema Garção dated December 30, 1996.
4.7(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.8(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.9(4)	Form of Warrant issued to José Maria Salema Garção dated March 21, 1997.
4.10(4)	Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997.
4.11(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated April 30, 1997.
4.12(4)	Form of Warrant Issued to investors in the private placement concluded April 30, 1997.
4.13(4)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997.
4.14(4)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997.
4.15(5)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998.
4.16(5)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998.
4.17(6)	Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998.
4.18(7)	Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998.
4.19(8)	Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998.
4.20(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999.

4.21(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999.
4.22*	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on October 13, 2000.
4.23*	Form of Warrant between the registrant and José Maria Salema Garção dated October 13, 2000.
10.3(5)**	1989 Stock Option Plan.
10.4(4)	Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997.
10.5(4)	Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998.
10.6(4)	Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998.
10.7(5)**	1998 Stock Option Plan.
10.8(5)**	1998 Stock Bonus Incentive Plan.
10.9(5)**	1998 Non-Employee Directors' Stock Option Plan.
10.10(5)**	1999 Employee Stock Purchase Plan.
10.11(9)	Second Amendment to First Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage, Inc. and Residential Funding Corporation dated March 29, 2000.
10.12(10)	Sublease agreement between The Scotts Company, successor in interest to Monsanto Company and the registrant and Monument Mortgage, Inc., dated May 21, 1999.
10.13(11)	Agreement and Release between the registrant and Mark Korell dated December 14, 1999.
10.14(12)	First Amendment to Loan and Security Agreement between the registrant and Lowestrate.com, Inc. and Robert J. Ross dated May 24, 2000.
10.15(13)	Assignment and Assumption Agreement between the registrant and Lowestrate.com, Inc., Robert J. Ross.
10.16(14)	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated July 14, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.17(15)	Fifth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 22, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.18(16)	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated October 12, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.19(21)	Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.20(21)	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.21(21)	Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.22(24)	Ninth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated May 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.

10.23(30)	Tenth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.24(17)	Master Loan Participation and Custodian Agreement, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.25(18)	Guaranty of Payment and Performance and Contract of Affirmative Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.26(19)**	Employment Agreement between the registrant and Patrick J. Mackin dated November 1, 2000.
10.27*	Settlement and Release Agreement between the registrant and Rick Cossano dated May 24, 2001.
10.28(25)	Series D Stock Purchase Agreement by and among registrant and CriticalPoint Software, Epexegy Corporation, Epexegy Merger Sub Corp. dated August 30, 2001.
10.29(26)	Form of Series D Preferred Warrant issued in connection with the Series D Preferred Stock Purchase Agreement, dated August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant August 30, 2001.
10.30(27)	Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.31(28)	Annex 1 to Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.32(30)**	Employment and Compensation Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Matt Soto dated September 28, 2001.
10.33(22)	Application Solution License Agreement between Monument Mortgage, Inc., subsidiary of registrant and Sollen Technologies, LLC dated December 5, 2000.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney (Included on signature page of Form 10-K).

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

(2)
Incorporated by reference to Exhibit 3 of the registrant's Current Report on Form 8-K filed on June 2, 1999.

(3)
Incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K filed on February 11, 1999.

(4)
Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed on August 13, 1998.

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

(20)
Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001.

(21)
Incorporated by reference to the Exhibit of the same number filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on April 2, 2001.

(22)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on May 15, 2001.

(23)
Incorporated by reference to Exhibit 3.1.1 of the registrant's Report on Form 10-Q filed on August 14, 2001.

(24)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on August 14, 2001.

(25)
Incorporated by reference to Exhibit 99.1 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(26)
Incorporated by reference to Exhibit 99.2 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(27)
Incorporated by reference to Exhibit 10.2 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(28)
Incorporated by reference to Exhibit 10.3 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(29)
Incorporated by reference to Exhibit 10.4 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(30)
Incorporated by reference to Exhibit 10.1 of the registrant's Report on Form 10-Q filed on November 14, 2001.

(31)
Incorporated by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed on August 13, 1997.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
Report of Independent Auditors
FiNet.com, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
FiNet.com, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
FiNet.com, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands)
FiNet.com, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
FiNet.com, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBITS