Form 10-K/A
period 2001-12-31
FINET COM INC
filed 2002-04-30
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 15, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $4,576,144, based on the closing price of the registrant's common stock as reported on the Nasdaq SmallCap Market on that date.

        At that date, 9,533,634 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        PART III, ITEMS 10, 11, 12 and 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, are hereby amended and restated as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees for Director of the Registrant

        The board of directors of FiNet has nominated six nominees for election at the 2002 annual meeting of the stockholders. The proposed nominees are not being nominated pursuant to any arrangement or understanding with any person. The name of and certain other information regarding each current director and nominee for director of the Registrant are set forth in the table below.

Name of Director / Nominee	Age	Principal Occupation	Director Since
L. Daniel Rawitch	43	Chief Executive Office, Co-Vice Chairman of the Board	1995
S. Lewis Meyer, Ph.D.	57	Chairman of the Board	1997
Stephen J. Sogin, Ph.D.	60	Venture Capitalist	1990
Diogo Abreu	36	Co-Vice Chairman of the Board and Consultant	2001
William D. Dallas	46	Chairman and CEO of Affinity Corporation	2002
Mário Filipe Moreira Leite Da Silva	30	Finance Director of Financim — Financiamentos Mobiláris, S.G.P.S., S.A.	2002

        There is no family relationship between any of the directors or executive officers of FiNet. The Restated Certificate of Incorporation and Bylaws of FiNet contain provisions eliminating or limiting the personal liability of directors for violations of a director's fiduciary duty to the extent permitted by the Delaware General Corporation Law.

        L. Daniel Rawitch has served as Chief Executive Officer since May 2001, as a director since May 1995 and as Vice Chairman of the Board since May 1999 and Co-Vice Chairman since June 2001. He has also served FiNet in various other positions, including as a consultant to FiNet in the development of the Homeward Solutions division of Monument Mortgage, Inc., FiNet's wholly owned subsidiary, from March 2001 until May 2001, President of FiNet from October 1998 to May 1999 and as its Chief Executive Officer from May 1995 to October 1998. Prior to joining FiNet, he served as Chief Executive Officer of Residential Pacific Mortgage, Inc., from 1989 until FiNet acquired it in August 1994.

        S. Lewis Meyer has served as Chairman of the Board since October 2001 and as a director since January 1997. From June 1993 until December 2001, Dr. Meyer served as President and Chief Executive Officer of Imatron, Inc., a company engaged in designing, manufacturing and marketing a high performance electron beam tomography scanner. Imatron was a publicly held company that was acquired by General Electric Medical Systems in December 2001. From April 1991 until joining Imatron, Dr. Meyer was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto, he was Founder, President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services), a developer and operator of diagnostic imaging and treatment centers. Dr. Meyer received his B.S. degree in physics from the University of the Pacific and his M.S. and Ph.D. degrees in physics from Purdue University. Dr. Meyer is Chairman of the Board of Directors of Positron Corporation, Houston, Texas. Until 1998, Dr. Meyer was a member of the Board of Directors of the American Electronics Association (AEA) and until 1999 he was a member of the board of BSD Medical Corporation.

        Stephen J. Sogin has served as a director since March 1990 and served as FiNet's acting Chief Executive Officer in January 2000. Dr. Sogin is a venture capitalist. From December 1984 until January 1995, he was a general partner of Montgomery Medical Ventures. In July 1997, Dr. Sogin consented to a cease and desist order issued by the SEC involving his late filing of Forms 3, 4 and 5, which he was required to file in his capacity as a general partner of Montgomery Medical Ventures II. None of the SEC's findings involve charges that Dr. Sogin received improper gains or personal benefits as a result of these violations. Dr. Sogin has advised FiNet that the trades in question were conducted by the partnership (Montgomery Medical Ventures II) and he executed none of these trades personally. Dr. Sogin is a member of the Board of Directors of Osteotech, Inc. Dr. Sogin received his B.S., M.S. and Ph.D. degrees in microbiology from the University of Illinois.

        Diogo Abreu has served as a director and Co-Vice Chairman of the Board since June 2001. From April 1990 to April 2001, Mr. Abreu occupied several positions at Banco Espirito Santo de Investimento, S.A. ("BESI"), a Portuguese-based investment bank. As a Managing Director and Member of the Executive Board of Directors for BESI, he headed the Private Equity Group of Banco Espirito Santo Group ("GBES"), which managed in excess of $100 million. Prior to that, Mr. Abreu headed the Equity Capital Markets Group for BESI and ESD, the GBES broker-dealer on the Lisbon Stock Exchange. Additionally, Mr. Abreu was co-responsible for several GBES investment banking-related acquisitions in Spain. Mr. Abreu holds a degree in Business Administration from Universidade Católica Portuguesa, in Lisbon, Portugal. Currently, Mr. Abreu serves as a consultant to FiNet on financial and investment matters.

        William D. Dallas has served as a director since March 2002, when the Board appointed him. Since September 2001, Mr. Dallas has served as the Chief Executive Officer of Affinity Corporation and since April 2001, has served as Affinity's Chairman. Affinity is a private technology company that provides mortgage fraud prevention systems. Mr. Dallas founded First Franklin, Co., a nonprime wholesale lender in the mortgage banking industry in 1981, and served as its Chairman and Chief Executive Officer until September 2001. Mr. Dallas currently serves as the Chairman Emeritus of First Franklin, which is now a subsidiary of National City Bank. In 1995, Mr. Dallas co-founded the Heritage Bank of Commerce and in 1998, Mr. Dallas helped found California Oaks State Bank. Mr. Dallas is a Certified Mortgage Banker and is a board advisor to Factual Data Corporation, a publicly traded, credit services provider. Mr. Dallas presently serves as a director of LoanCity.com, a provider of mortgage infrastructure technology and products, and Diversified Capital, a mortgage brokerage firm. Mr. Dallas recently helped David Murdock take Castle & Cooke, Inc., a publicly traded company, private in a $750 million transaction and assisted The Harvey Entertainment Company in its transition from a public company to a private enterprise. Mr. Dallas serves as Chairman of the Board of Regents of California Lutheran University, where he teaches Venture Development, a class he created. Mr. Dallas received a B.L.A. from Bowling Green State University and a J.D. from Santa Clara University.

        Mário Filipe Moreira Leite Da Silva has served as a director since April 2002, when the Board appointed him. Presently, Mr. Silva is the Finance Director of Financim—Financiamentos Mobiláris, S.G.P.S., S.A., an investment holding company. He is also Professor of Analytical Accountancy and Managing Control in the Company Development Course of Universidade Católica Portuguesa. From May 2001 to April 2002 Mr. Silva was Finance and Organization Director of Imediata Group, an Amorim Group company. The Amorim Group is a Portuguese cork manufacturer. As Controller/Finance Director in Grundig Auto Rádio Portugal, S.A. from October 1999 to May 2001, Mr. Silva was responsible for the management of the finance department of this international provider of audio and video equipment. From October 1996 to September 1999 he worked with PricewaterhouseCoopers-Auditores e Consultores, first as a Finance Auditing and Economic Consultant and then as Team Manager of the Auditing Department. From September 1995 to October 1996 he was a Finance Analyst in the Research Area of Banco Nacional de Crédito Imobiliário. Mr. Silva holds a degree in Economics and a Masters Degree in Entrepreneurial Sciences, both from Porto University.

Executive Officers of the Registrant

        The following table sets forth certain information regarding FiNet's executive officers as of March 15, 2002:

Name	Age	Position
L. Daniel Rawitch	43	President, Chief Executive Officer, Member of the Board of Directors
Matthew M. Soto	58	Executive Vice President, President of Monument Mortgage

        L. Daniel Rawitch—see above.

        Matthew M. Soto has been Executive Vice President of FiNet and President of Monument Mortgage since October 2001. Prior to joining FiNet, Mr. Soto served as President and Chief Operating Officer of PSP Direct, Inc., a sub-prime mortgage bank from April 1999 through October 2001. Previously, he served as Western Division Manager at Saxon Mortgage since November 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, FiNet's directors, its executive officers, and any persons holding more than ten percent of FiNet's common stock are required to report their initial ownership of FiNet's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC") on SEC forms 3, 4, and 5. Specific filing deadlines of these reports have been established and FiNet is required to disclose in this report any failure to file by these dates during the fiscal year ended December 31, 2001.

        Based solely on FiNet's review of written representations of its directors and executive officers and any ten percent stockholders and copies of the reports that they filed with the SEC, FiNet believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during FiNet's fiscal year ended December 31, 2001, except as follows: the executive officers and directors listed in the table below filed late reports during FiNet's most recent fiscal year:

Name	Number of Late Reports	Type and Date of Report	Number of Transactions
L. Daniel Rawitch	1	Form 4 /July 16, 2001	1

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

        Effective November 9, 1999, FiNet changed its fiscal year end from April 30 to December 31. The following table provides certain summary information concerning the compensation received for services rendered to FiNet during the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2000, the calendar year ended December 31, 1999, and the fiscal year ended April 30, 1999 by: (i) FiNet's current Chief Executive Officer; (ii) FiNet's former Chief Executive Officer, who resigned during the last fiscal year; and (iii) FiNet's other most highly compensated executive officers whose aggregate compensation for the year ending December 31, 2001 exceeded $100,000, and who were serving as executive officers of FiNet on December 31, 2001. These people are collectively referred to as the "Named Executive Officers."

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
L. Daniel Rawitch President and Chief Executive Officer	Fiscal 2001	180,000	—	455,000	63,496	[1]
Rick Cossano President and Chief Executive Officer	Fiscal 2001 Fiscal 2000 Calendar 1999	187,500 345,170	6,250 100,000	500,000 — 250,000	187,500 —	[2]
Michael Quinn Senior Vice President, Capital Markets	Fiscal 2001 Fiscal 2000	190,000 133,846	7,500 11,667	250,000 10,417	— —
Rob Katz Chief Technology Officer	Fiscal 2001 Fiscal 2000	175,000 132,500	10,000 2,500	250,000 29,166	— —

(1)
Includes (i) $54,246 in commissions earned on retail lending and brokering of loans to third party lenders and (ii) $9,250 in Non-employee Director's fees earned from January 1, 2001 until May 24, 2001, prior to becoming Chief Executive Officer.
(2)
Mr. Cossano resigned effective May 25, 2001. Other compensation reflects separation pay.

Option Grants in Last Fiscal Year

        The following table provides certain summary information regarding stock options granted to the Named Executive Officers during the fiscal year ending December 31, 2001.

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in Fiscal Year[1]	Exercise Price ($/share)	Market Price on Date of Grant ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[2]
							0% ($)	5% ($)	10% ($)
L. Daniel Rawitch	450,000 5,000	[4] [4]	14.7% 0.2%	.910 ..637	.910 ..750	6/12/11 1/1/11	— 565.00	257,532.35 2,923.35	652,637.54 6,541.53
Rick Cossano[3]	500,000		16.4%	..875	..875	3/26/11	—	—	—
Michael Quinn	250,000	[4]	8.2%	..875	..875	3/26/11	—	137,570.70	348,631.16
Rob Katz	250,000	[4]	8.2%	..875	..875	3/26/11	—	137,750.70	348,631.16

(1)
Based on 3,054,500 shares of common stock issuable upon exercise of options granted to employees during 2001.
(2)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 0%, 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent FiNet's estimate or projection of the future common stock price.
(3)
Pursuant to Mr. Cossano's resignation, unvested options to purchase 374,105 shares of common stock were cancelled on May 25, 2001. The remaining vested options to purchase 125,895 shares of common stock held by Mr. Cossano expired on August 24, 2001.
(4)
These options vest on the following schedule: 25% on the date of grant with the remaining options vesting quarterly over a three-year period.

Aggregated Option Exercises in Fiscal Year 2001 and 2001 Year End Option Values

        The following table provides certain summary information concerning the value of unexercised options held by each of the Named Executive Officers as of December 31, 2001 and the value realized on exercise of options in 2001. Value of unexercised options is considered to be the difference between exercise price and market price of $.45 on December 31, 2001.

			Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-Money Options at December 31, 2001 ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
L. Daniel Rawitch	—	—	140,625	314,375	—	—
Rick Cossano	—	—	—	—	—	—
Michael Quinn	—	—	112,848	147,569	—	—
Rob Katz	—	—	126,042	153,124	—	—

        FiNet did not make any awards during the fiscal year ended December 31, 2001 to any of the Named Executive Officers under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, other than stock options.

        FiNet did not maintain, during the fiscal year ended December 31, 2001, any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or years of service.

Compensation of Directors

        Directors who are full-time employees of FiNet are not separately compensated for their service on the Board. Directors who are not employees of or full-time consultants to FiNet or any subsidiary of FiNet ("Non-employee Directors") receive $15,000 annually for their services and attendance at five (5) regular Board meetings, and $1,000 for each additional Board or committee meeting attended. Non-employee Directors are also reimbursed for expenses related to their attendance at meetings.

        Upon being appointed to the Board, each Non-employee Director receives a fully vested option to purchase 3,333 shares of FiNet common stock under FiNet's 1998 Non-employee Directors' Stock Option Plan (the "Directors' Plan"). Shares of common stock acquired upon exercise of such options are subject to a right of repurchase in favor of FiNet, which lapses in four equal annual installments, beginning on the first anniversary of the date of grant. In addition, each Non-employee Director receives an automatic option grant to purchase 5,000 shares of common stock on January 1 of each year, provided that such director served continuously as such for at least thirty days immediately proceeding January 1 of a given year. This option grant provides for vesting in four equal annual installments, commencing on the first anniversary of the date of grant. Subject to stockholder approval, the Directors' Plan will be amended so that beginning on January 1, 2003, each Non-employee Director will receive an option grant to purchase 1,000 shares of common stock for each 1,000,000 shares of common stock outstanding in lieu of the current annual grant of 5,000 shares. The exercise price of options granted under the Directors' Plan is 85% of the fair market value of the common stock on the date of grant except that the price is 110% of the fair market value on the date of grant in the case of any Director who owns stock possessing more than 10% of the total combined voting power of FiNet.

Employment Agreements

        In June 2001, L. Daniel Rawitch was named Chief Executive Officer of FiNet. FiNet and Mr. Rawitch agreed upon a compensation plan consisting of a base salary of $16,000 per month and an immediate grant of options to purchase 450,000 shares of FiNet's common stock at an exercise price of $0.91 per share, with 25% of such options vesting immediately and the remaining 75% vesting quarterly over a four-year period.

        FiNet entered into a three-year employment agreement with Rick Cossano, its former President and Chief Executive Officer, in December 1999. The agreement provided for an annual salary of $375,000 and an annual bonus of up to $400,000. Pursuant to the agreement, Mr. Cossano received an option to purchase 250,000 shares of common stock at an exercise price of $12.37 per share. The options were to vest pursuant to the following schedule: 62,500 options on the date of grant; 20,834 options on August 1, 2000; 20,833 options on February 1, 2001; 83,333 options on February 1, 2002; and 83,333 options on February 1, 2003. On March 26, 2001, Mr. Cossano received an option to purchase 500,000 shares of common stock at an exercise price of $.87 per share. The vesting schedule called for 125,000 options to vest on the date of grant with the remaining 375,000 options scheduled to vest quarterly over the next three years. Mr. Cossano resigned effective May 24, 2001.

        In connection with his resignation from FiNet, FiNet and Mr. Cossano entered into a severance agreement pursuant to which he received a lump sum payment of $187,500, which represented six months base salary, and a bonus in the amount of $6,250. In accordance with the terms of FiNet's 1998 Stock Option Plan, all of Mr. Cossano's unvested options were cancelled upon his resignation, and all of Mr. Cossano's vested options expired unexercised on August 24, 2001.

        In January 2000, FiNet entered into a letter agreement with Rob Katz as the Director of Web Development, pursuant to which Mr. Katz received an annual salary of $135,000 and an option to purchase 8,333 shares of FiNet's common stock at an exercise price of $15.37 per share, 2,084 of which options vested upon the date of grant with the remaining options vesting annually in three equal installments of 2,083 each commencing on the one-year anniversary date of the grant. In October 2000, FiNet promoted Mr. Katz to Chief Technology Officer and entered into a one-year employment agreement with Mr. Katz. The agreement provided for an annual salary of $175,000, an annual bonus of up to $75,000 and an option to purchase 20,833 shares of common stock at an exercise price of $7.87 per share. The options vest pursuant to the following vesting schedule: 4,167 options on the date of grant, 8,333 options on October 16, 2001, and the remaining 8,333 options on October 16, 2002. On March 26, 2001, Mr. Katz received an option to purchase 250,000 shares of common stock at an exercise price of $.87 per share. The options vest pursuant to the following schedule: 62,500 options vested on the date of grant with the remaining options vesting quarterly over the next three years. Mr. Katz resigned effective January 9, 2002. In accordance with the terms of FiNet's 1998 Stock Option Plan, all of Mr. Katz's unvested options were cancelled upon his resignation, and all of Mr. Katz's vested options expired unexercised on April 9, 2002.

        FiNet entered into a two-year employment agreement with Michael Quinn, Senior Vice President, Capital Markets, in March of 2000. The agreement provided for an annual salary of $175,000, an annual bonus of up to $70,000, and an option to purchase 10,417 shares of FiNet's common stock at an exercise price of $15.37 per share pursuant to the following vesting schedule: 3,473 options vesting on April 3, 2001, 3,472 options vesting on April 3, 2002, and the remaining 3,472 options vesting on April 3, 2003. On March 26, 2001, Mr. Quinn received an option to purchase 250,000 shares of common stock at an exercise price of $.87 per share. The options vest pursuant to the following schedule: 62,500 on the date of grant with the remaining options vesting quarterly over the next three years. Mr. Quinn resigned effective February 15, 2002. In accordance with the terms of FiNet's 1998 Stock Option Plan, all of Mr. Quinn's unvested options were cancelled upon his resignation, and all of Mr. Quinn's vested options will expire unless exercised by May 15, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Board consists of S. Lewis Meyer and Stephen J. Sogin. Dr. Sogin served as FiNet's acting Chief Executive Officer from January 15 to February 1 of 2000. He has not served in any capacity as an officer of FiNet at any time before or since.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the beneficial ownership of FiNet's common stock as of March 15, 2002 or the other most recent practicable date by (i) each person FiNet knows to beneficially own more than 5% of its common stock, (ii) each director of FiNet, (iii) each nominee for director of FiNet, (iv) each of the executive officers named in the Summary Compensation Table below and (v) all of FiNet's directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Record Date are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Applicable percentage of ownership for each stockholder is based on 9,533,634 shares of common stock outstanding as of March 15, 2002. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.

Beneficial Ownership

(1) Name of Beneficial Owner	(2) Amount	(3) Amount Included in Column (2) Issuable Upon Exercise of Options/Warrants Within 60 Days of March 15, 2002	(4) Percent of Class
Banco Espirito Santo, S.A.[1] Avenida da Liberdade 195 1250-142 Lisbon Portugal	1,207,864	162,489	12.5%
Jose Maria Salema Garcao Quinta Da Marinha, Loté CT-14, 2750 Cascais, Portugal	980,324	712,500	9.6%
WebLab SGPS S.A. Travessa do Conde Ponte 35 1300-141 Lisbon, Portugal	625,000	—	6.6%
Americo Ferreira Amorim[2] Edificio Amorim II Meladas — Apartado 47 4536 Mozzelos VFR, Portugal	476,118	83,333	5.0%
L. Daniel Rawitch	341,940	281,457	3.5%
S. Lewis Meyer	199,999	199,999	2.1%
Stephen J. Sogin	16,667	16,667	*
Diogo Abreu	196,875	196,875	2.0%
William D. Dallas	33,749	33,749	*
Mário Filipe Moreira Leite Da Silva	3,333	3,333	*
Rob Katz	143,749	143,749	1.5%
Michael Quinn	131,944	131,944	1.4%
Rick Cossano	—	—	*
All directors and executive officers as a group (10 persons)	1,181,256	1,120,273	11.1%

*
Less than 1% of the outstanding shares of common stock.

(1)
Includes the security holdings of the entities listed below, all of which are affiliated with Banco Espirito Santo, S.A.:

Entity	Amount	Amount Issuable Upon Exercise of Options/Warrants Within 60 Days of Record Date
Banco Espirito Santo de Investimento, S.A.	750,019	162,489
Fundo de Pensoes Banco Espirito Santo	210,000	—
Banco Espirito Santo S.A.	203,513	—
Espirito Santo Financial Group, S.A.	42,844	—
Compagnie Financiere Espirito Santo, S.A.	1,071	—
Espirito Santo Dealer, S.A.	417	—

(2)
Reflects (i) 296,044 shares owned of record by Mr. Amorim and (ii) 96,741 shares owned by Fondation Pamalu, a Liechenstein foundation, of which Mr. Amorim may be deemed to be a beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

        In October 2001, FiNet issued to Jose Maria Salema Garcao 500,000 warrants at an exercise price of $9.00 as consideration for financial advice provided by Mr. Garcao in connection with the private placement of 1,541,667 shares of common stock to accredited investors for an aggregate purchase price of $7,400,000 in October 2000. Mr. Garcao beneficially owns 9.6% of FiNet's common stock.

        During 2001, Diogo Abreu, a current director and nominee, received $60,000 and was granted 450,000 warrants vesting quarterly over a three-year period as consideration for his consulting services to FiNet. Mr. Abreu is currently party to a consulting agreement with FiNet that provides for a monthly payment of $15,000 and payment of certain housing and travel expenses.

        In March of 2002, FiNet issued warrants to purchase 121,667 shares of FiNet's common stock at an exercise price of $0.45 per share to William D. Dallas in consideration for Mr. Dallas' agreeing to serve as the chairman of the Board's Strategic Committee. These warrants were 25% vested when granted, with the remainder vesting quarterly over a three-year period.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant, FiNet.com, Inc. has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Ramon, State of California, on the 30thday of April 2002.

FINET.COM, INC.
By:	/s/ L. DANIEL RAWITCH L. Daniel Rawitch Chief Executive Officer, and Member of the Board of Directors

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES