Form 10-Q
period 2002-03-31
FINET COM INC
filed 2002-05-15
CIK 852450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:    000-18108

FiNet.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3115180 (IRS Employer Identification No.)

2527 Camino Ramon, Suite 200, San Ramon, CA 94583
(Address of principal executive offices, zip code)

(925)  242-6600
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [  ]

             As of May 7, 2002, 9,533,634 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

FiNet.com, Inc.

Form 10-Q
For the Three Months Ended March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31 2002	December 31 2001

	(unaudited)
ASSETS

Cash and cash equivalents	$654	$1,640
Restricted cash	1,450	2,159
Accounts and notes receivable, net	486	136
Mortgages held for sale, net	23,982	8,365
Fixed assets, net	1,210	1,422
Investment in equity-method investee	1,619	2,223
Derivative instruments in connection with equity-method investee	84	123
Other assets	886	1,187

Total assets	$30,371	$17,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Warehouse and other lines of credit	$23,851	$8,292
Accounts and notes payable	250	231
Accrued expenses and other liabilities	4,913	4,953

Total liabilities	29,014	13,476

Stockholders’ equity:
Preferred stock, par value $0.01 per share
Authorized shares – 100
Issued and outstanding shares – none	—	—
Common stock, par value $0.01 per share
Authorized shares – 49,900
Issued and outstanding shares as of March 31, 2002 and December 31, 2001 – 9,534 and 9,523 shares, respectively	1,029	1,029
Additional paid-in capital	109,928	109,925
Accumulated deficit	(109,600)	(107,175)

Total stockholders’ equity	1,357	3,779

Total liabilities and stockholders’ equity	$30,371	$17,255

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31

	2002	2001

Revenues	$1,263	$2,598
Cost of revenues	1,270	1,644

Gross profit (loss)	(7)	954
Operating expenses:
General and administrative	1,502	2,625
Marketing and advertising	19	6
Depreciation and amortization	280	506
Other	47	—

Total expenses	1,848	3,227

Loss from operations	(1,855)	(2,273)

Other income and expense:
Equity in loss of equity-method investee	(604)	—
Income from derivative instruments	30	—
Other interest income	10	10

Loss before income taxes	(2,419)	(2,263)
Income tax expense	6	15
Cumulative effect of change in accounting principle	—	(93)

Net loss available to common stockholders	$(2,425)	$(2,371)

Basic and diluted net loss per common share before effect of change in accounting principle	(0.25)	(0.24)
Cumulative effect of change in accounting principle	—	(0.01)

Basic and diluted net loss per common share	$(0.25)	$(0.25)

Weighted average common shares used in computing basic and diluted net loss per common share	9,527	9,498

See accompanying notes to consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,425)	$(2,371)
Less: Cumulative effect of change in accounting principle	—	93

Loss from continuing operations	(2,425)	(2,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	506
Provision for valuation allowance	40	(30)
Equity in losses of equity method investee	604	—
Income from derivative instruments	(30)	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	709	(640)
(Increase) decrease in mortgage loans held for sale	(15,588)	20,994
(Increase) decrease in accounts and notes receivable	(350)	99
Decrease in other assets	301	117
Net increase (decrease) in warehouse borrowings	15,559	(19,157)
Increase (decrease) in accounts payable and accrued expenses	(21)	106

Net cash used in operating activities	(921)	(283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(68)	(10)

Net cash used in investing activities	(68)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	3	—

Net cash provided by financing activities	3	—

Net decrease in cash	(986)	(293)
Cash at beginning of period	1,640	9,454

Cash at end of period	$654	$9,161

Supplemental disclosures:
Interest paid	$114	$431
Taxes paid	$6	$15

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

             FiNet.com, Inc. (“FiNet”) is a financial services holding company that conducts diversified mortgage banking and brokering operations. FiNet, through its wholly owned subsidiary Monument Mortgage, Inc. (“Monument Mortgage”), is a provider of both traditional and online mortgage services to a diversified customer base consisting of mortgage lenders, mortgage brokers, real estate agents and consumers.

             To diversify its holdings, in 2001 FiNet made a strategic investment in Epexegy Corporation doing business as CriticalPoint Software (“CriticalPoint”), a natural language software company.

             In order to substantially grow its mortgage operations, on April 23, 2002 FiNet signed a definitive purchase agreement with R.E. Ventures, Inc. (“RE Ventures”) and its shareholders to acquire RE Ventures, a company that owns assets formerly owned by RealEstate.com, Inc. The RE Ventures acquisition, to be accounted as an asset purchase, is expected to provide FiNet’s subsidiaries access to thousands of additional mortgage brokers, real estate agents and consumers. The issuance of FiNet stock in connection with the RE Ventures acquisition and the related transaction terms are subject to approval by the stockholders of FiNet.

Interim financial information

             The accompanying unaudited consolidated financial statements reflect FiNet’s financial position as of March 31, 2002 and December 31, 2001 and its results of operations for the three-month periods ended March 31, 2002 and 2001. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments and accruals, as well as the necessary accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary to present fairly FiNet’s financial position, results of operations and statement of cash flows for the periods ended and as of March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

             These consolidated financial statements should be read in conjunction with FiNet’s audited consolidated financial statements and accompanying notes, included in its Annual Report on Form 10-K for the year ended December 31, 2001.

Basis of presentation

             These consolidated financial statements include the accounts of FiNet and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the presentation for the current period. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

             Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase. At March 31, 2002 FiNet carried $654,000 as immediately available cash and $1,450,000 as restricted cash. As of March 31, 2002, FiNet deposited $126,500 of restricted cash and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage’s agreements related to required surety bond coverage. As of March 31, 2002, FiNet also deposited $1,123,500 of restricted cash into Monument Mortgage’s primary warehouse lender’s bank in accordance with the terms of a warehousing agreement. As of March 31, 2002,

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

FiNet’s restricted cash balance also included $200,000 relating to a stand-by letter-of-credit required in connection with its San Ramon office lease.

Mortgage loans held for sale

             Mortgage loans held for sale, consisting of loans secured by single-family residential properties, are carried at the lower of cost or market. At March 31, 2002 and December 31, 2001, mortgages held for sale before valuation allowances represented $24,948,000 and $9,259,000, respectively. Market valuation allowances of $966,000 and $894,000 as of March 31, 2002 and December 31, 2001were recorded. Additions to the market valuation adjustments are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans. Subsequent recoveries of items previously charged off are credited to loan loss allowance. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Pursuant to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

Fixed assets

             Fixed assets are stated at cost less accumulated depreciation. At March 31, 2002 and December 31, 2001, FiNet carried a fixed assets balances of $4,021,000 and $3,953,000, respectively, and the accumulated depreciation and amortization balances were $2,811,000 and $2,531,000, respectively. Depreciation is computed straight-line over the fixed assets’ estimated useful lives of three to seven years. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

Investment

             On August 30, 2001 FiNet made a strategic equity investment in CriticalPoint Software (“CriticalPoint” or the “Equity-Method Investee”).

             This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over CriticalPoint. FiNet recorded its investment in CriticalPoint on its consolidated balance sheet as “Investment in equity-method investee” and its share of CriticalPoint’s earnings or losses (recognized on a one-month lag basis) in its Consolidated Statement of Operations as “Equity in loss of equity-method investee.” FiNet currently records 100% of CriticalPoint’s losses, which are applied against FiNet’s investment in CriticalPoint.

             FiNet periodically evaluates whether a decline in fair value of its investment has occurred and whether or not the decline, if any, is other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management. FiNet considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, operating trends and other financial ratios, as well as the market value of comparable companies. FiNet requires CriticalPoint to deliver monthly, quarterly and annual financial statements to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below FiNet’s accounting basis.

             At March 31, 2002 and December 31, 2001, FiNet’s investment in the Equity-Method Investee was $1,619,000 and $2,223,000, respectively.

Derivative financial instruments

             Effective January 1, 2001, FiNet adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”), which requires that all derivative instruments held by FiNet be reported on its consolidated balance sheet as either assets or liabilities at fair value. Changes in the fair value of these derivatives are reported in earnings or other comprehensive income depending on whether the derivative

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

qualifies for hedge accounting and the type of qualified hedge. SFAS 133 also establishes criteria for designation and effectiveness of hedging activities.

             In accordance with SFAS 133, FiNet identified the following derivative financial instruments:

  Locked loan commitments;
  Mandatory and best efforts forward sale commitments; and
  Equity-Method Investee’s net share warrants.

             Locked loan commitments represent commitments to fund loans that have been offered by Monument Mortgage to various prospective borrowers.

             Mandatory and best efforts forward sale commitments are financial instruments Monument Mortgage most commonly uses to hedge its interest rate exposure derived from its loan production activities. Monument Mortgage enters into forward contracts mostly with private investors, such as Countrywide, Wells Fargo Bank and Residential Funding Corporation. Under the provisions of SFAS 133, loan commitments and forward contracts qualify as derivatives and, therefore, are marked-to-market through current period earnings. The change in the fair value is recorded as income or loss from derivatives in FiNet’s Consolidated Statements of Operations.

             Monument Mortgage utilizes derivative contracts to manage the interest rate risk related specifically to its committed pipeline and mortgage loan inventory. The overall objective of Monument Mortgage’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. Monument Mortgage does not speculate on the direction of interest rates in its management of interest rate risk.

             In connection with its strategic investment in CriticalPoint, FiNet received warrants to purchase additional equity securities of CriticalPoint. Since these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise (“Net Share Warrants”), they are deemed to be derivative financial instruments. Net Share Warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recorded as income or loss from derivative instruments in FiNet’s Consolidated Statements of Operations in the period of change. FiNet determines the fair value of these warrants through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including market data for comparable public companies for its private company warrants.

             For the three months ended March 31, 2002 FiNet recorded a $30,000 income on derivatives as a separate component of “Other income and expense” in its Consolidated Statement of Operations.

Revenue recognition

FiNet currently derives substantially all of its revenues from Monument Mortgage’s activities, which include:

  “Loan interest income” on the portfolio of mortgages held for sale is accrued as earned. When loans become ninety days past due, recording of accruing interest stops and all previously accrued interest is reversed.
  Lending related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of such loans until the related loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in “Gain on sale of mortgage loans.”
  “Loan brokerage fees” represent fees earned by Monument Mortgage’s business-to-consumer segment and the loan center segment for processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.
  “Loan center revenue” represents fees earned by Monument Mortgage’s loan center segment for the processing of mortgage loan applications for third party lenders.
  “Real estate fees” represent proceeds earned for services provided to buyers and/or sellers in connection with Monument Mortgage’s business-to-consumer segment’s residential real estate purchases and sales.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

             FiNet’s revenue components are as follows (in thousands):

	Three Months Ended March 31

	2002	2001

	(unaudited)
Revenues:
Loan interest income	$247	$717
Gain on sale of mortgage loans	546	1,390
Loan brokerage fees	381	345
Loan center revenue	57	—
Real estate fees	31	—
Other	1	146

Total revenues	$1,263	$2,598

Cost of revenue

             Certain loan origination costs and other production costs attributable to loan inventory are included in “Cost of revenues” in FiNet’s Consolidated Statements of Operations. “Cost of revenues” also includes (i) costs of personnel attributable to loan production, (ii) expenses recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expenses, (iv) expenses directly related to origination, such as additional appraisals and desk reviews, (v) commissions paid to in-house sales personnel and (vi) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in “gain on sale of mortgage loans,” and “other origination related costs” are included in cost of revenues.

Income taxes

             FiNet and its subsidiaries file consolidated federal and separate or combined tax returns for certain states. State and local income taxes are filed according to the taxable activities of FiNet and its subsidiaries.

             In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” FiNet uses the liability method of accounting for income taxes.

Loss per share

             FiNet computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period, to the extent such common equivalent shares are dilutive. Since the common equivalent shares for all years were antidilutive, basic and diluted net loss per share are the same.

              During the three months ended March 31, 2002 and 2001, options to purchase 2,037,941 and 2,192,662, respectively, shares of common stock and warrants to purchase 2,218,312 and 2,146,645, respectively, shares of common stock, were excluded from the calculation of diluted net loss per share because these common equivalent shares were antidilutive.

Note 2. Strategic Investment

             On August 30, 2001, FiNet completed a strategic investment of $3,000,000 in CriticalPoint and received 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

shares of voting convertible preferred stock. The warrants represent four separate agreements to purchase additional shares of Series D voting convertible preferred stock at an exercise price of $0.61 per share. The first warrant to purchase 1,642,519 shares of preferred stock expired on January 31, 2002. The second warrant to purchase another 1,642,519 shares of preferred stock expires on July 31, 2002. The remaining two warrants expire on February 1, 2005.

             This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over the operations of CriticalPoint. Significant influence is generally deemed to exist if the investor has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Until CriticalPoint obtains additional investors, FiNet currently records 100% of CriticalPoint’s losses, which are applied against FiNet’s investment in CriticalPoint.

             For the three months ended March 31, 2002, FiNet recorded $604,000 of losses in its equity investment and an additional $39,000 loss as a result of the reduction in the related value of the warrants’.

             The summarized unaudited balance sheet of FiNet’s equity-method investee, CriticalPoint Software, (one month in arrears) is as follows:

February 28

Balance Sheet — CriticalPoint Software	2002

Current assets	$861,000
Non-current assets	230,000
Current liabilities	105,000
Noncurrent liabilities	—
Stockholders' Equity	986,000

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

             The summarized unaudited statement of operations information of FiNet’s equity-method investee, CriticalPoint Software (one month in arrears) is as follows:

3 Months Ended February 28

Statement of Operations — CriticalPoint Software	2002

Revenues	$—
Net Loss	604,000

Note 3. Borrowing arrangements

             Monument Mortgage’s borrowing arrangements consist of the following (in thousands):

	March 31 2002	December 31 2001

Warehouse and other borrowing arrangements	(unaudited)

Warehouse line of credit: $20 million and $15 million committed at March 31, 2002 and December 31, 2001, respectively Bearing interest rate at Prime + 1.25% and Prime + 1.00%, respectively	$23,851	$8,292

Mortgage loan purchase agreement: $10 million committed at March 31, 2002 Bearing interest rate at Prime + 0.50%	—	—

	$23,851	$8,292

Warehouse line of credit

             During 2001, Monument Mortgage entered into a new lending arrangement with its now-primary warehouse lender, Impac Warehouse Lending Group. As of March 31, 2002, this agreement provided for a $20,000,000 warehouse borrowing facility that could temporarily increase to $25,000,000, that carried an interest rate of Prime + 1.25%. This warehouse agreement has no expiration date and will automatically renew in September 2002 unless the agreement is cancelled by either party. For the three months ended March 31, 2002 and 2001, Monument Mortgage recorded warehouse interest expense of $149,000 and $346,000, respectively. Warehouse interest expense is included in the Consolidated Statements of Operations in “Cost of revenues.” Borrowings under this warehouse facility are secured by the mortgages held for sale which are thereby financed. At March 31, 2002 and December 31, 2001, the warehouse interest rate index was 4.75%.

Other borrowing arrangement

             At March 31, 2002, Monument Mortgage’s available borrowing arrangements included a $10,000,000 loan purchase agreement with Gateway Bank, a Federal Savings Bank (“Gateway Bank”), that could increase to $15,000,000 at the sole discretion of Gateway Bank. As of March 31, 2002 and December 31, 2001, Monument Mortgage did not carry any balances on its Gateway borrowing facility. This arrangement carried an interest rate of Prime + 0.50% and an expiration date of March 30, 2003.

Financial covenants

             Monument Mortgage’s borrowing arrangements carry various financial covenants including tangible net worth and certain specified leverage ratios. Should an event of default occur, as defined in each agreement, the

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

outstanding principal and interest under such agreements are due on demand. At March 31, 2002, FiNet was not in default of any covenants.

Note 4. Commitments and contingencies

Litigation

             On January 14, 1998, prior to FiNet’s acquisition of the shares of Mical Mortgage, Inc. (“Mical”), a lawsuit was filed against Mical in the United States District Court for the Middle District of Georgia. The complaint alleges, among other things, that in connection with residential mortgage loan closings, Mical made certain payments to mortgage brokers in violation of the Real Estate Settlement Procedures Act and induced mortgage brokers to breach their alleged fiduciary duties to their customers. The plaintiffs seek unspecified compensatory and punitive damages as to certain claims. Management believes that its compensation programs for mortgage brokers comply with applicable laws and with long standing industry practices. This action is stayed pending the resolution of the appeals in four similar cases, which have been selected for interlocutory review by the United States Court of Appeals for the Eleventh Circuit. Oral arguments were held in January of 2001, but the court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

             On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation (“First City”). The complaint alleges breach of contract by Coastal Federal Mortgage Company (“Coastal”) for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal’s debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division (“Texas District Court”) on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet’s motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California (“California District Court”), and filed a motion to dismiss, or in the alternative, to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City’s motion to dismiss. First City answered the complaint, filed a “cross-complaint,” and then filed an “amended cross-complaint” which included allegations against Coastal and FiNet, as well as allegations against Coastal’s three prior shareholders in their individual capacities (“Individual Defendants”). The “amended cross-complaint” seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation. On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment. Thereafter, on January 7, 2002, oral arguments were held on the parties’ respective cross-motions for summary judgment, but the California District Court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

             FiNet and certain subsidiaries are defendants in various other legal proceedings, which FiNet considers to be ordinary routine litigation incidental to FiNet’s businesses. Although it is difficult to predict the outcome of such cases, after reviewing with counsel all such proceedings, management does not expect the aggregate liability, if any, resulting therefrom to have a material adverse effect on the consolidated financial position or results of operations of FiNet and its subsidiaries.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

Note 5. Stockholders’ equity

Preferred Stock

             FiNet has authorized 100,000 shares of $0.01 par value preferred stock. At March 31, 2002 and December 31, 2001, no shares of preferred stock were outstanding.

Common Stock

             FiNet has authorized 49,900,000 shares of $0.01 par value common stock. At March 31, 2002 and December 31, 2001, there were 9,533,634 and 9,522,834,shares of common stock outstanding, respectively.

Stock options

             FiNet’s stock option plans consist of (i) the 1989 Stock Option Plan, (ii) the 1998 Stock Option Plan, (iii) the 1998 Stock Bonus Incentive Plan, (iv) the 1998 Non-Employee Directors Option Plan and (v) the 1999 Employee Stock Purchase Plan.

             FiNet’s 1999 Employee Stock Purchase Plan under which all employees, including executive officers (subject to certain restrictions), may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 41,667 shares reserved for issuance under this plan. During the three months ended March 31, 2002 and 2001, FiNet’s employees purchased 10,784 and 578, respectively, shares of common stock under this program.

Note 6. Segment data

             FiNet has adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified within Monument Mortgage three reportable business segments: business-to-business, business-to-consumer and loan center.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

             Information related to FiNet’s reportable operating segments is shown below (in thousands):

	Three Months Ended March 31

	2002	2001

	(Unaudited)
Revenue
Business-to-business	$791	$2,246
Business-to-consumer	412	352
Loan center	57	—

Segment Revenue	1,260	2,598
Corporate	3	—

	$1,263	$2,598

Operating loss
Business-to-business	(870)	(1,206)
Business-to-consumer	(98)	(164)
Loan center	(145)	—

Segment operating loss	(1,113)	(1,370)
Corporate	(742)	(903)

	$(1,855)	$(2,273)

Capital expenditures
Business-to-business	$11	$—
Business-to-consumer	—	—
Loan center	—	—

Segment Capital expenditures	11	—
Corporate	57	10

	$68	$10

	March 31 2002	December 31 2001

	(Unaudited)
Identifiable assets
Segment Identifiable assets
Business-to-business	$13,082	$3,869
Business-to-consumer	6,541	1,307
Loan center	198	52

Segment Identifiable assets	19,821	5,228
Corporate	10,550	12,027

	$30,371	$17,255

Long-lived assets
Business-to-business	$351	$412
Business-to-consumer	157	185
Loan center	61	71

Segment long-lived assets	569	668
Corporate	641	754

	$1,210	$1,422

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2002

Note 7. Subsequent events

             On April 23, 2002, FiNet signed a definitive agreement with RE Ventures and its shareholders to acquire RE Ventures, a company that owns assets formerly owned by RealEstate.com, Inc. The assets of RE Ventures include but are not limited to:

  The RealEstate.com domain name; and
  The intellectual property, computer equipment and other assets used to operate the RealEstate.com website.

             Pursuant to the terms of this transaction, FiNet will issue 1,406,000 shares of its common stock as the initial consideration for the purchase of all of the stock of RE Ventures. In addition to the initial consideration, the RE Ventures shareholders may be eligible to receive a performance bonus of additional FiNet common stock two years after the closing of the acquisition as an “earn out,” depending on the financial performance of RE Ventures and the stock price of FiNet at the end of such period. The issuance of FiNet’s equity securities in connection with this acquisition and the related transaction terms are subject to the approval of FiNet’s shareholders.

             On May 10, 2002 FiNet raised approximately an additional $1,700,000 in gross proceeds by issuing convertible preferred stock and warrants to purchase shares of FiNet’s common stock. This private placement resulted in the issuance of shares of preferred stock convertible into shares of FiNet’s common stock for a conversion price at or above fair market value and the issuance of warrants to purchase shares of FiNet’s common stock for an exercise price at or above fair market value, calculated based on the average closing price of FiNet’s common stock over the month preceding the closing of the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

             This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as “may,” “will,” “should,” “could,” “would,” “expects,” “anticipates,” “believes,” “plans,” “intends,” “estimates,” “is being” or “goal,” or other variations of these words or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.

             Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors That May Affect Our Future Performance” and elsewhere in our Annual Report on Form 10-K as of December 31, 2001.

             The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Results of Operations — Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

Loan volumes

             The loan origination for Monument Mortgage’s production units is summarized below (in thousands):

	Three Months Ended March 31

	2002	2001	Variance ($)	Variance (%)

Segments	(unaudited)

Business-to-business	$42,528	$71,633	$(29,105)	(41%)
Business-to-consumer	28,911	41,055	(12,144	(30%)
Loan center	4,027	—	4,027	N/A

Total Loan Volume	$75,466	$112,688	$(37,222)	(33%)

             Total loan production volume decreased by $37.2 million, or 33%, to $75.5 million during the three months ended March 31, 2002 from $112.7 million for the three months ended March 31, 2001.

             The business-to-business loan production volume decreased by $29.1 million, or 41%, to $42.5 million during the three months ended March 31, 2002 from $71.6 million for the three months ended March 31, 2001. This 41% decrease is the result of (i) intentionally decreased production so that a more efficient origination processes could be implemented and (ii) continued reorganization efforts from lower margin conforming loan products to higher margin Alternative-A (“ALT-A”) and sub-prime loan products.

             The business-to-consumer loan production volume decreased by $12.1 million, or 30%, to $28.9 million during the three months ended March 31, 2002 from $41.1 million for the three months ended March 31, 2001. This decrease is the result of the winding down FiNet’s business-to-consumer operations in Pennsylvania slightly offset by the early stages of the creation and implementation of the Homeward Solutions’ business-to-consumer operations located at FiNet’s headquarters, in San Ramon, California.

             The loan center loan production volume totaled $4.0 million for the three months ended March 31, 2002. The loan center’s loan production was minor compared to the other two segments’ production due to the fact that the loan center segment of Monument Mortgage was not established until the third quarter of 2001.

Comparative results of operations

             The following table summarizes the results of operations for the three months ended March 31, 2002 and 2001 (in thousands) as well as these results expressed as the dollar amount variance and the percentage variance from the three months ended March 31, 2001 to the three months ended March 31, 2002.

	Three Months Ended March 31

	2002	2001	Variance ($)	Variance (%)

	unaudited
Revenues	$1,263	$2,598	$(1,335)	(51%)
Cost of revenues	1,270	1,644	374	23%

Gross profit (loss)	(7)	954	(961)	(101%)
Operating expenses
General and administrative	1,502	2,625	1,123	43%
Marketing and advertising	19	96	77	80%
Depreciation and amortization	280	506	226	45%
Other	47	—	(47)	N/A

Total expenses	1,848	3,227	1,379	43%

Loss from operations	(1,855)	(2,273)	418	18%
Other income and expense:
Equity in loss of equity-method investee	(604)	—	(604)	N/A
Income from derivative instruments	30	—	30	N/A
Other interest income	10	10	-	0%

Loss before income taxes	(2,419)	(2,263)	(156)	(7%)
Income tax expense	6	15	9	60%
Cumulative effect of change in accouting principle	—	(93)	(93)	N/A

Net loss available to common stockholders	$(2,425)	$(2,371)	$(54)	(2%)

             Revenues include (i) net gain on the sale of loans and servicing rights, recognized as the difference between the selling price of the loan and the carrying value of the loan sold, (ii) fees charged for processing third-party loans, (iii) real estate fees charged for assisting in selling or buying real estate and (iv) interest income generated from loans held for sale.

             Revenues decreased by $1.3 million, or 51%, to $1.3 million during the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. This decrease is attributable primarily to (i) management’s decision to lower loan production volume of its business-to-business segment, (ii) to focus on higher margin loan products such as the ALT-A and sub-prime loan products, and (iii) Monument Mortgage's standard revenue recognition policy that defers all lending related revenues received by its business-to-business segment until the related loans are sold. During the three months ended March 31, 2002 and 2001, Monument Mortgage sold $26.7 million and $91.1 million of its mortgages held for sale, respectively. As a result of its standard accounting deferment, revenues related to the sold loans decreased unproportionally to the amount of loans sold. During the three months ended March 31, 2002, revenues only decreased by 51%, while loan settlements, the primary source of revenues are decreased by 71%.

             Monument Mortgage expects to increase its loan production revenue and related revenues (i) through the planned expansion of Monument Mortgage’s three existing segments: business-to-business, business-to-consumer and loan center, (ii) through the origination of a high-margin loan product mix by the business-to-business segment, (iii) by providing an increased number of “virtual loan centers” to what we believe is a largely untapped market consisting of real estate agents, financial planners and insurance agents by the loan center segment, (iv) by building a new retail division focused on web-retail, fueled by the anticipated acquisition of the RealEstate.com website and (v) by entering into the real estate lead-generation market. FiNet cannot guarantee that the expected increase in production and revenues will be achieved.

Cost of revenues and gross margin

             Certain loan origination costs and other production costs attributable to loan inventory are included in “Cost of revenues” in FiNet’s Consolidated Statements of Operations. Cost of revenues also includes (i) costs of personnel attributable to loan production, (ii) expenses recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expenses, (iv) expenses directly related to loan origination, such as additional appraisals and desk reviews, (v) commissions paid to in-house sales personnel and (vi) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in “Gain on sale of mortgage loans,” and other origination related costs are included in “Cost of revenues.”

             Cost of revenues decreased by $0.3 million, or 23%, to $1.3 million during the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. The decrease in cost of revenues was due to the slight decrease in the two primary components of cost of revenues: warehouse interest expense and production-related personnel expenses.

             As a result of its significantly reduced revenues and only slightly decreased cost of revenues, gross margin decreased by $1.0 million, or 100%, to $0.0 million from $1.0 million. This decrease in gross revenues is partially attributed to the proportional decrease in the amount of settlements compared to the amount of originations during the same period. Specifically, during the three months ended March 31, 2002, Monument Mortgage only sold $26.7 million of its loan production (i.e. only 35%) of its same period originations; whereas during the three months ended March 31, 2001. Monument Mortgage sold $91.1 million of it loan production (i.e. 85%) of its same period originations. Both as a percentage of revenues and in absolute, Monument Mortgage expects that its gross margin will increase during the rest of the year; however, FiNet cannot guarantee that the expected increase of its gross margin will be achieved.

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

             Personnel costs and other general and administrative costs decreased $1.1 million, or 43%, to $1.5 million for the three-month period ended March 31, 2002 from $2.6 million for the three-month ended March 31, 2001. The decrease can be primarily attributed to a significant decrease in employee headcount and a substantial decrease in professional fees paid, in particular in the areas of auditing and legal expenses.

             Marketing and advertising. Marketing and advertising expenses decreased $0.08 million, or 80%, to $0.02 million for the three-month period ended March 31, 2002 from $0.10 million for the three-month period ended March 31, 2001. Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage’s series of loan productions and the branding of Homeward Solutions.

             Depreciation and Amortization. Depreciation and amortization decreased $0.2 million, or 45%, to $0.3 million during the three months ended March 31, 2002 from $0.5 million in the three months ended March 31, 2001.

Other income and expense

             Equity in Loss of Equity-Method Investee. Equity in loss of equity-method investee represents FiNet’s share of losses in CriticalPoint. Losses in the Equity-Method Investee totaled $0.6 million during the three months ended March 31, 2002. As losses in the Equity-Method Investee are recorded until the underlying investments are reduced to zero, FiNet expects that losses in the Equity-Method Investee will continue to decline, if no additional investment will be made.

Financial condition

             Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments. FiNet’s stockholders’ equity decreased by $2.4 million, or 63% to $1.4 million at March 31, 2002 from $3.8 million at December 31, 2001. Stockholders’ equity decreased primarily due to FiNet’s and its subsidiaries' operating losses incurred during the three months ended March 31, 2002 as well as from the record losses from FiNet’s criticalPoint investment .

             Immediately available and restricted cash decreased by $1.7 million, or 45%, to $2.1 million at March 31, 2002 from $3.8 million at December 31, 2001. Cash was used for general operations and to fund mortgage origination activities by FiNet’s mortgage banking subsidiaries. Restricted cash decreased by $0.7 million, or 32%, to $1.5 million at March 31, 2002 from $2.2 million at December 31, 2001. FiNet deposited $0.1 million and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage’s agreements related to required surety bond coverage. FiNet also deposited $1.1 million into Monument Mortgage’s primary warehouse lender’s bank in accordance with the terms of a warehousing agreement. Additionally, FiNet’s restricted cash balance included $0.2 million relating to a stand-by letter-of-credit required in connection with its San Ramon office lease.

             Future improvements in results of operations and financial condition depend on management’s ability to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to achieve highly efficient operations, to manage warehouse and operating expenses in proportion to loan volume and to efficiently implement its loan center and web-retail business plan. FiNet’s financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurances that FiNet’s financial condition or result of operations will improve.

Liquidity and capital resources

             General. The nature of the mortgage lending business requires Monument Mortgage to advance cash on a daily basis to fund newly originated loans. The majority of these funds are provided either through conventional mortgage warehouse lines of credit or through the use of available cash balances. Additional cash resources, obtained primarily through the private placement of FiNet’s common stock, are used to fund ongoing expenses such as administration and marketing, to invest in product development, to satisfy debt and other obligations as they come due and to expand the business.

             Adequate credit facilities and other sources of funding that permit Monument Mortgage’s business-to-business segment to fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. See “Notes to Consolidated Financial Statements – Note 1. Organization and Summary of Significant Accounting Policies” and Note 5. Borrowing Arrangements” in FiNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional disclosure relating to warehouse and other lines of credit.

             Operating activities. During the three months ended March 31, 2002, operating activities, including general operating expenditures, repayment of warehouse borrowings and funding of new loans, used immediately available cash in the amount of $0.9 million. During the three months ended March 31, 2001, operating activities used immediately available cash of $0.3 million.

             Investing activities. During the three months ended March 31, 2002, investing activities, including the purchase of fixed assets, used a net cash amount of $68 thousand. During the three months ended March 31, 2001, investing activities used a net cash amount of $10 thousand.

             Financing activities. During the three months ended March 31, 2002, financing activities, including proceeds from the issuance of FiNet’s Common Stock, provided cash of $4 thousand.

             To further strengthen its working capital position, on May 10, 2002 FiNet completed a convertible preferred stock and warrant financing with a group of private and institutional investors for gross proceeds of approximately $1.7 million. Certain investments made by FiNet’s officers and directors in connection with this private placement are subject to approval by FiNet’s stockholders. With this most recent private offering, FiNet believes that its existing cash balances and funds available under Monument Mortgage’s revolving warehouse facilities and loan purchase agreements will be sufficient to meet FiNet’s liquidity requirements for the next 12 months. FiNet expects that it will not need to arrange for additional sources of capital. If additional working capital will be needed, FiNet believes that it will be able to arrange to receive such capital. However, FiNet cannot guarantee that it will be able to obtain additional financing if so required. In the event FiNet requires, but is unable to obtain, additional financing, FiNet’s growth could slow or end, and its operations could be adversely affected or be terminated.

Potential for Nasdaq delisting

             FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market, including a minimum bid price requirement of $1.00 per share. If the closing bid price of FiNet’s common stock closes below $1.00 per share for 30 consecutive trading days, FiNet may receive notification from the Nasdaq Stock Market (“Nasdaq”) that its Common Stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive trading days during the 180-day period following such notification.

             On February 14, 2002, FiNet was notified by Nasdaq that FiNet’s Common Stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days. If FiNet is not able to maintain a stock price of at least $1.00 for the required minimum number of days, it will be determined whether FiNet meets the initial criteria of Nasdaq Marketplace Rule 4310(c)(2)(A). The initial criteria states, among other things, that the issuer shall have either (i) stockholders’ equity of $5 million, (ii) market capitalization of $50 million or (iii) net income of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years to be listed on the Nasdaq SmallCap Market. If FiNet is not able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days but is able to meet the initial listing criteria, Nasdaq has indicated that it will grant an additional 180 calendar day grace period to demonstrate compliance.

             FiNet cannot guarantee that it will be able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days before August 13, 2002, nor can FiNet guarantee that it will be able to comply with any of the initial listing criteria of the Nasdaq SmallCap Market. See “Risk Factors That May Affect Our Future Performance – If FiNet’s shares are delisted, the liquidity of FiNet’s shares of common stock could be impaired,” and “If FiNet’s shares of common stock are delisted, FiNet’s shares could become subject to the SEC’s ‘Penny Stock’ Rule” in FiNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

             Credit risk. Monument Mortgage is substantially dependent on its mortgage finance partners and the termination of one or more of these relationships would adversely affect FiNet’s business. Monument Mortgage’s business-to-business segment primarily funds and closes single-family mortgages. As a non-depository mortgage banker, Monument Mortgage is dependent on specialized mortgage credit facilities to finance its mortgage lending activities, including, as of March 31, 2002, a $20 million line of credit with its primary warehouse lender and a $10 million loan purchase/participation agreement. Monument Mortgage expects that both of its funding arrangements will remain available to finance its segments’ mortgage lending activities and be able to gain access to additional lines of credit, if needed; however, there is no certainty that this lending relationship, or any other current relationships will continue or Monument Mortgage will be able to obtain any new credit facilities. If Monument Mortgage’s warehouse line of credit or loan purchase/participation agreements becomes unavailable or diminished, the reduction in Monument Mortgage’s borrowing ability could have a material adverse affect on FiNet’s results of operations and financial conditions.

             Interest rate risk. Monument Mortgage’s commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $11,749,000 and $4,047,000 as of March 31, 2002 and December 31, 2001, respectively. Until a rate commitment is extended to a borrower, there is no interest rate risk to Monument Mortgage. If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan. Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, that may negatively impact operations.

             To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding and by utilizing hedging transactions using forward whole-loan sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund and sell. Forward sale commitments are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage had mandatory and optional (best efforts) forward commitments with institutions that it believes are sound credit risks at March 31, 2002 and at December 31, 2001 aggregating $12,089,000 and $9,962,000 respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $24,948,000, and $9,260,000 as of March 31, 2002 and December 31, 2001, respectively, and the pipeline loans for which interest rates were committed of $11,749,000 and $4,047,000, respectively.

             Repurchase risk. Monument Mortgage makes representations and warranties relating to credit information, loan documentation and collateral. To the extent that such representations and warranties are determined to be inaccurate, or there are early payment defaults, Monument Mortgage may be required to repurchase the loans or indemnify the purchasers for any losses. Monument Mortgage did not repurchase any loans during the three months ended March 31, 2002 and repurchased one loan for $127,000 during the three months ended March 31, 2001. The loan repurchased during the three months ended March 31, 2001, was sold during the three months ended March 31, 2002 with an approximate loss of $13,000.

             Investment risk. As of March 31, 2002, FiNet’s recorded basis in its CriticalPoint equity method investment was $1,703,000, including warrants carried at fair value. FiNet regularly, reviews the carrying value of this equity method investment, and performs a review for certain circumstances which may indicate whether a decline in the fair value of the investment has resulted in a fair value below FiNet’s recorded basis and whether any decline is other-than-temporary. During the three months ended March 31, 2002, FiNet recorded $604,000 as equity in loss of its CriticalPoint investment and $39,000 as valuation losses on warrants received in connection with this equity-method investment.

Factors affecting operating results

             The following risk factors could also, among other things, cause future results to differ substantially from past results or those anticipated in any forward-looking statements throughout this document:

  The degree of success in integrating the anticipated purchase of RealEstate.com into its subsidiaries current operations, subject to the approval of FiNet’s stockholders.
  FiNet’s level of success entering into the lead-generation market through its anticipated subsidiary, RealEstate.com, subject to the approval of FiNet’s stockholders.
  The degree of Monument Mortgage’s success in executing its growth plans for its three business segments.
  The level of demand for mortgage loans, which can be affected by the level of interest rates, the strength of the economy and the demographics of California, which is Monument Mortgage’s primary lending market.
  The degree of Monument Mortgage’s success in differentiating itself from competition and the actions undertaken by its competitors, many of which may have lower cost of funds to operate.
  The availability of funds from Monument Mortgage’s credit facilities to finance mortgage lending activities.
  The level of loan repurchase requests received by Monument Mortgage’s business-to-business segment, which is highly correlated with the level of loan loss reserves Monument Mortgage is required to maintain.
  The degree of success in managing derivative instruments and hedging activities, which may cause increased volatility in FiNet’s earnings.
  The degree of success FiNet’s Equity-Method Investee gains market share in the natural language querying market.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

             See Part I, Item 1 “Notes to Consolidated Financial Statements—Note 4. Commitments and Contingencies” for material developments in previously reported legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.	OTHER INFORMATION

             None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits:

10.1	Master Mortgage Loan Purchase Agreement dated as of March 14, 2002 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, a Federal Savings Bank.

             (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed by FiNet during the three months ended March 31, 2002.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINET.COM, INC.
By:	/s/ L. Daniel Rawitch

L. Daniel Rawitch President and Chief Executive Officer May 15, 2002

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ Eva Noack Eva Noack	Treasurer (Principal Financial and Accounting Officer)	May 15, 2002