Form 10-Q/A
period 2002-03-31
FINET COM INC
filed 2002-07-24
CIK 852450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-18108

FiNet.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3115180 (IRS Employer Identification No.)
2527 Camino Ramon, Suite 200, San Ramon, CA 94583 (Address of principal executive offices, zip code)
(925) 242-6600 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 7, 2002, 9,533,634 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

FiNet.com, Inc.

Form 10-Q
For the Three Months Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31 2002	December 31 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$654	$1,640
Restricted cash	1,450	2,159
Accounts and notes receivable, net	486	136
Mortgages held for sale, net	23,982	8,365
Fixed assets, net	1,210	1,422
Investment in equity-method investee	1,619	2,223
Derivative instruments in connection with equity-method investee	84	123
Other assets	886	1,187

Total assets	$30,371	$17,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse and other lines of credit	$23,851	$8,292
Accounts and notes payable	250	231
Accrued expenses and other liabilities	4,913	4,953

Total liabilities	29,014	13,476
Stockholders' equity:
Preferred stock, par value $0.01 per share Authorized shares—100 Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share Authorized shares—49,900 Issued and outstanding shares as of March 31, 2002 and December 31, 2001—9,534 and 9,523 shares, respectively	1,029	1,029
Additional paid-in capital	109,928	109,925
Accumulated deficit	(109,600)	(107,175)

Total stockholders' equity	1,357	3,779

Total liabilities and stockholders' equity	$30,371	$17,255

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2002	2001
Revenues	$1,263	$2,598
Cost of revenues	1,270	1,644

Gross profit (loss)	(7)	954
Operating expenses:
General and administrative	1,502	2,625
Marketing and advertising	19	96
Depreciation and amortization	280	506
Other	47	—

Total expenses	1,848	3,227

Loss from operations	(1,855)	(2,273)
Other income and expense:
Equity in loss of equity-method investee	(604)	—
Income from derivative instruments	30	—
Other interest income	10	10

Loss before income taxes	(2,419)	(2,263)
Income tax expense	6	15
Cumulative effect of change in accounting principle	—	(93)

Net loss available to common stockholders	$(2,425)	$(2,371)

Basic and diluted net loss per common share before effect of change in accounting principle	(0.25)	(0.24)
Cumulative effect of change in accounting principle	—	(0.01)

Basic and diluted net loss per common share	$(0.25)	$(0.25)

Weighted average common shares used in computing basic and diluted net loss per common share	9,527	9,498

See accompanying notes to consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,425)	$(2,371)
Less: Cumulative effect of change in accounting principle	—	93

Loss from continuing operations	(2,425)	(2,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	506
Provision for valuation allowance	40	(30)
Equity in losses of equity method investee	604	—
Income from derivative transactions	(30)	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	709	(640)
(Increase) decrease in mortgage loans held for sale	(15,588)	20,994
(Increase) decrease in accounts and notes receivable	(350)	99
Decrease in other assets	301	117
Increase (decrease) in accounts payable and accrued expenses	(21)	106

Net cash used in operating activities	(16,480)	18,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(68)	(10)

Net cash used in investing activities	(68)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	3	—
Net increase (decrease) in warehouse borrowings	15,559	(19,157)

Net cash provided by financing activities	15,562	(19,157)
Net decrease in cash	(986)	(293)
Cash at beginning of period	1,640	9,454

Cash at end of period	$654	$9,161

Supplemental disclosures:
Interest paid	$114	$431
Taxes paid	$6	$15

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

Note 1.    Organization and Summary of Significant Accounting Policies

Organization

        FiNet.com, Inc. ("FiNet") is a financial services holding company that conducts diversified mortgage banking and brokering operations. FiNet, through its wholly owned subsidiary Monument Mortgage, Inc. ("Monument Mortgage"), is a provider of both traditional and online mortgage services to a diversified customer base consisting of mortgage lenders, mortgage brokers, real estate agents and consumers.

        To diversify its holdings, in 2001 FiNet made a strategic investment in Epexegy Corporation doing business as CriticalPoint Software ("CriticalPoint"), a natural language software company.

        In order to substantially grow its mortgage operations, on April 23, 2002 FiNet signed a definitive purchase agreement with R.E. Ventures, Inc. ("RE Ventures") and its shareholders to acquire RE Ventures, a company that owns assets formerly owned by RealEstate.com, Inc. The RE Ventures acquisition, to be accounted as an asset purchase, is expected to provide FiNet's subsidiaries access to thousands of additional mortgage brokers, real estate agents and consumers. The issuance of FiNet stock in connection with the RE Ventures acquisition and the related transaction terms are subject to approval by the stockholders of FiNet.

Interim financial information

        The accompanying unaudited consolidated financial statements reflect FiNet's financial position as of March 31, 2002 and December 31, 2001 and its results of operations for the three-month periods ended March 31, 2002 and 2001. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all normal recurring adjustments and accruals, as well as the necessary accounting changes to adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," necessary to present fairly FiNet's financial position, results of operations and statement of cash flows for the periods ended and as of March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

        These consolidated financial statements should be read in conjunction with FiNet's audited consolidated financial statements and accompanying notes, included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

Cash and cash equivalents

        Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase. At March 31, 2002 FiNet carried $654,000 as immediately available cash and $1,450,000 as restricted cash. As of March 31, 2002, FiNet deposited $126,500 of restricted cash and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage. As of March 31, 2002, FiNet also deposited $1,123,500 of restricted cash into Monument Mortgage's primary warehouse lender's bank in accordance with the terms of a warehousing agreement. As of March 31, 2002, FiNet's restricted cash balance also included $200,000 relating to a stand-by letter-of-credit required in connection with its San Ramon office lease.

Mortgage loans held for sale

        Mortgage loans held for sale, consisting of loans secured by single-family residential properties, are carried at the lower of cost or market. At March 31, 2002 and December 31, 2001, mortgages held for sale before valuation allowances represented $24,948,000 and $9,259,000, respectively. Market valuation allowances of $966,000 and $894,000 as of March 31, 2002 and December 31, 2001were recorded. Additions to the market valuation adjustments are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans. Subsequent recoveries of items previously charged off are credited to loan loss allowance. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Pursuant to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

Fixed assets

        Fixed assets are stated at cost less accumulated depreciation. At March 31, 2002 and December 31, 2001, FiNet carried a fixed assets balances of $4,021,000 and $3,953,000, respectively, and the accumulated depreciation and amortization balances were $2,811,000 and $2,531,000, respectively. Depreciation is computed straight-line over the fixed assets' estimated useful lives of three to seven years. The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

Investment

        On August 30, 2001 FiNet made a strategic equity investment in CriticalPoint Software ("CriticalPoint" or the "Equity-Method Investee").

        This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over CriticalPoint. FiNet recorded its investment in CriticalPoint on its consolidated balance sheet as "Investment in equity-method investee" and its share of CriticalPoint's earnings or losses (recognized on a one-month lag basis) in its Consolidated Statement of Operations as "Equity in loss of equity-method investee." FiNet currently records 100% of CriticalPoint's losses, which are applied against FiNet's investment in CriticalPoint.

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

        At March 31, 2002 and December 31, 2001, FiNet's investment in the Equity-Method Investee was $1,619,000 and $2,223,000, respectively.

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

        In accordance with SFAS 133, FiNet identified the following derivative financial instruments:

  •
  Locked loan commitments;

  •
  Mandatory and best efforts forward sale commitments; and

  •
  Equity-Method Investee's net share warrants.

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

        In connection with its strategic investment in CriticalPoint, FiNet received warrants to purchase additional equity securities of CriticalPoint. Since these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise ("Net Share Warrants"), they are deemed to be derivative financial instruments. Net Share Warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recorded as income or loss from derivative instruments in FiNet's Consolidated Statements of Operations in the period of change. FiNet determines the fair value of these warrants through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including market data for comparable public companies for its private company warrants.

        For the three months ended March 31, 2002 FiNet recorded a $30,000 income on derivatives as a separate component of "Other income and expense" in its Consolidated Statement of Operations.

Revenue recognition

        FiNet currently derives substantially all of its revenues from Monument Mortgage's activities, which include:

  •
  "Loan interest income" on the portfolio of mortgages held for sale is accrued as earned. When loans become ninety days past due, recording of accruing interest stops and all previously accrued interest is reversed.

  •
  Lending related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of such loans until the related loans are sold. Upon sale of such loans, deferred transaction fees are recognized and included in "Gain on sale of mortgage loans."

  •
  "Loan brokerage fees" represent fees earned by Monument Mortgage's business-to-consumer segment and the loan center segment for processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

  •
  "Loan center revenue" represents fees earned by Monument Mortgage's loan center segment for the processing of mortgage loan applications for third party lenders.

  •
  "Real estate fees" represent proceeds earned for services provided to buyers and/or sellers in connection with Monument Mortgage's business-to-consumer segment's residential real estate purchases and sales.

        FiNet's revenue components are as follows (in thousands):

	Three Months Ended March 31
	2002	2001
	(unaudited)
Revenues:
Loan interest income	$247	$717
Gain on sale of mortgage loans	546	1,390
Loan brokerage fees	381	345
Loan center revenue	57	—
Real estate fees	31	—
Other	1	146

Total revenues	$1,263	$2,598

Cost of revenue

        Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenues" in FiNet's Consolidated Statements of Operations. "Cost of revenues" also includes (i) costs of personnel attributable to loan production, (ii) expenses recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expenses, (iv) expenses directly related to origination, such as additional appraisals and desk reviews, (v) commissions paid to in-house sales personnel and (vi) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in "gain on sale of mortgage loans," and "other origination related costs" are included in cost of revenues.

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

        For the three months ended March 31, 2002, FiNet recorded $604,000 of losses in its equity investment and an additional $39,000 loss as a result of the reduction in the related value of the warrants.

        The summarized unaudited balance sheet of FiNet's equity-method investee, CriticalPoint Software, (one month in arrears) is as follows:

Balance Sheet—CriticalPoint Software

February 28 2002
Current assets	$861,000
Non-current assets	230,000
Current liabilities	105,000
Noncurrent liabilities	—
Stockholders' Equity	986,000

        The summarized unaudited statement of operations information of FiNet's equity-method investee, CriticalPoint Software (one month in arrears) is as follows:

Statement of Operations—CriticalPoint Software

3 Months Ended February 28 2002
Revenues	$—
Net Loss	604,000

Note 3.    Borrowing arrangements

        Monument Mortgage's borrowing arrangements consist of the following (in thousands):

	March 31 2002	December 31 2001
	(unaudited)
Warehouse and other borrowing arrangements
Warehouse line of credit:
$20 million and $15 million committed at March 31, 2002 and December 31, 2001, respectively Bearing interest rate at Prime + 1.25% and Prime + 1.00%, respectively	$23,851	$8,292
Mortgage loan purchase agreement:
$10 million committed at March 31, 2002 Bearing interest rate at Prime + 0.50%	—	—

	$23,851	$8,292

Warehouse line of credit

        During 2001, Monument Mortgage entered into a new lending arrangement with its now-primary warehouse lender, Impac Warehouse Lending Group. As of March 31, 2002, this agreement provided for a $20,000,000 warehouse borrowing facility that could temporarily increase to $25,000,000, that carried an interest rate of Prime + 1.25%. This warehouse agreement has no expiration date and will automatically renew in September 2002 unless the agreement is cancelled by either party. For the three months ended March 31, 2002 and 2001, Monument Mortgage recorded warehouse interest expense of $149,000 and $346,000, respectively. Warehouse interest expense is included in the Consolidated Statements of Operations in "Cost of revenues." Borrowings under this warehouse facility are secured by the mortgages held for sale which are thereby financed. At March 31, 2002 and December 31, 2001, the warehouse interest rate index was 4.75%.

Other borrowing arrangement

        At March 31, 2002, Monument Mortgage's available borrowing arrangements included a $10,000,000 loan purchase agreement with Gateway Bank, a Federal Savings Bank ("Gateway Bank"),

that could increase to $15,000,000 at the sole discretion of Gateway Bank. As of March 31, 2002 and December 31, 2001, Monument Mortgage did not carry any balances on its Gateway borrowing facility. This arrangement carried an interest rate of Prime + 0.50% and an expiration date of March 30, 2003.

Financial covenants

        Monument Mortgage's borrowing arrangements carry various financial covenants including tangible net worth and certain specified leverage ratios. Should an event of default occur, as defined in each agreement, the outstanding principal and interest under such agreements are due on demand. At March 31, 2002, FiNet was not in default of any covenants.

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

        On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City"). The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998. The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998. The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000. The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000. On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice. Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action. First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York. At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss. First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross-complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants"). The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages. Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation. On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment. Thereafter, on January 7, 2002, oral arguments were held on the parties' respective cross-motions for summary judgment, but the California District Court has not ruled on the matter. FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

Note 5.    Stockholders' equity

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

Stock options

        FiNet's stock option plans consist of (i) the 1989 Stock Option Plan, (ii) the 1998 Stock Option Plan, (iii) the 1998 Stock Bonus Incentive Plan, (iv) the 1998 Non-Employee Directors Option Plan and (v) the 1999 Employee Stock Purchase Plan.

        FiNet's 1999 Employee Stock Purchase Plan under which all employees, including executive officers (subject to certain restrictions), may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings. Shares issued under the plan are immediately vested. There are 41,667 shares reserved for issuance under this plan. During the three months ended March 31, 2002 and 2001, FiNet's employees purchased 10,784 and 578, respectively, shares of common stock under this program.

Note 6.    Segment data

        FiNet has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. FiNet has identified within Monument Mortgage three operating business segments: business-to-business, business-to-consumer and loan center.

        Information related to FiNet's reportable operating segments, including the corporate segment in order to conform the below presentation to the presentation of the consolidated results reported to FiNet's chief operating decision maker for purposes of assessing performance, is shown below (in thousands):

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

        The corporate unit focuses on consolidation and administrative activities in order to maintain its existence as a public entity. Losses allocated to the corporate segment represent charges such as monthly depreciation of fixed assets allocated to the corporate segment and other expenses incurred within the parent company. Anything not directly related to any of the three revenue generating segments is included in the corporate segment's total results.

Note 7.    Subsequent events

        On April 23, 2002, FiNet signed a definitive agreement with RE Ventures and its shareholders to acquire RE Ventures, a company that owns assets formerly owned by RealEstate.com, Inc. The assets of RE Ventures include but are not limited to:

  •
  The RealEstate.com domain name; and

  •
  The intellectual property, computer equipment and other assets used to operate the RealEstate.com website.

        Pursuant to the terms of this transaction, FiNet will issue 1,406,000 shares of its common stock as the initial consideration for the purchase of all of the stock of RE Ventures. In addition to the initial consideration, the RE Ventures shareholders may be eligible to receive a performance bonus of additional FiNet common stock two years after the closing of the acquisition as an "earn out," depending on the financial performance of RE Ventures and the stock price of FiNet at the end of such period. The issuance of FiNet's equity securities in connection with this acquisition and the related transaction terms are subject to the approval of FiNet's shareholders.

        On May 10, 2002 FiNet raised approximately an additional $1,700,000 in gross proceeds by issuing convertible preferred stock and warrants to purchase shares of FiNet's common stock. This private placement resulted in the issuance of shares of preferred stock convertible into shares of FiNet's common stock for a conversion price at or above fair market value and the issuance of warrants to purchase shares of FiNet's common stock for an exercise price at or above fair market value, calculated based on the average closing price of FiNet's common stock over the month preceding the closing of the transaction.

        The preferred stock has a purchase price of $40.00 per share, and each share of preferred stock is initially convertible into 40 shares of common stock, resulting in an initial conversion price of $1.00 per share. The $1.00 conversion price was set at approximately a 33% premium to the then-current market price of $0.75 per share at the time of negotiation of the terms of the preferred stock. On May 10, 2002, 33,750 shares of preferred stock convertible into 1,350,000 shares of common stock, together with detachable three-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $0.75 per share, were sold and issued to accredited investors in the private placement.

        The Company will account for the issuance of the convertible preferred stock in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and EITF98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal," or other variations of these words or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.

        Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Future Performance" and elsewhere in our Annual Report on Form 10-K as of December 31, 2001.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included herein, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Results of Operations—Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

Loan volumes

        The loan origination for Monument Mortgage's production units is summarized below (in thousands):

	Three Months Ended March 31
Segments
	2002	2001	Variance ($)	Variance (%)
	(unaudited)
Business-to-business	$42,528	$71,633	$(29,105)	(41)%
Business-to-consumer	28,911	41,055	(12,144)	(30)%
Loan center	4,027	—	4,027	N/A

Total Loan Volume	$75,466	$112,688	$(37,222)	(33)%

        Total loan production volume decreased by $37.2 million, or 33%, to $75.5 million during the three months ended March 31, 2002 from $112.7 million for the three months ended March 31, 2001.

        The business-to-business loan production volume decreased by $29.1 million, or 41%, to $42.5 million during the three months ended March 31, 2002 from $71.6 million for the three months ended March 31, 2001. Despite to the general market trend, the business-to-business loan production volume continued to decrease. The 41% decrease is the result of (i) intentionally decreased production so that a more efficient origination processes could be implemented (ii) continued reorganization efforts from lower margin conforming loan products to higher margin Alternative-A ("ALT-A") and sub-prime loan products and (iii)the fact that the loan products the business-to-business segment is concentrating (i.e., Alternative-A and sub-prime loan products) are not effected as much by interest rate swings as the conforming loan products.

        The business-to-consumer loan production volume decreased by $12.1 million, or 30%, to $28.9 million during the three months ended March 31, 2002 from $41.1 million for the three months ended March 31, 2001. This decrease is the result of the winding down FiNet's business-to-consumer operations in Pennsylvania slightly offset by the early stages of the creation and implementation of the Homeward Solutions' business-to-consumer operations located at FiNet's headquarters, in San Ramon, California.

        The loan center loan production volume totaled $4.0 million for the three months ended March 31, 2002. The loan center's loan production was minor compared to the other two segments' production due to the fact that the loan center segment of Monument Mortgage was not established until the third quarter of 2001.

Comparative results of operations

        The following table summarizes the results of operations of Monument Mortgage's three business segments and the corporate segment for the three months ended March 31, 2002 and 2001. These results are also expressed as the dollar amount variance and the percentage variance from the three months ended March 31, 2001 to the three months ended March 31, 2002.

	Three Months Ended March 31
	2002	2001	Variance ($)	Variance (%)
	(Unaudited)
Revenues
Business to Business	$791	$2,246	$(1,455)	(65)%
Business to Consumer	412	352	60	17%
Loan Center	57	—	57	N/A %
Corporate	3	—	—	N/A %

	1,263	2,598	(1,335)	(51)%
Cost of revenues
Business to Business	991	1,452	462	32%
Business to Consumer	114	192	77	40%
Loan Center	165	—	(165)	N/A %
Corporate	—		—	N/A %

	1,270	1,644	374	23%

Gross margin	(7)	954	(961)	(101)%

Operating expenses
General and administrative
Business to Business	725	1,782	1,057	59%
Business to Consumer	84	243	159	65%
Loan Center	121	—	(121)	N/A %
Corporate	572	600	28	5%

	1,502	2,625	1,123	43%

Marketing and advertising
Business to Business	15	79	64	81%
Business to Consumer	2	11	9	84%
Loan Center	2	—	(2)	N/A %
Corporate	—	6	6	N/A %

	19	96	77	80%
Depreciation and amortization
Business to Business	94	228	134	59%
Business to Consumer	11	31	20	65%
Loan Center	16	—	(16)	N/A %
Corporate	160	247	87	35%

	280	506	226	45%
Other
Business to Business	26	—	(26)	N/A %
Business to Consumer	3	—	(3)	N/A %
Loan Center	4	—	(4)	N/A %
Corporate	14	—	(14)	N/A %

	47	—	(47)	N/A %

Total expenses	1,848	3,227	1,379	43%
Loss from operations	(1,855)	(2,273)	418	18%
Equity in loss of equity method investee
Business to Business	—	—	—	—%
Business to Consumer	—	—	—	—%
Loan Center	—	—	—	—%
Corporate	(604)	—	(604)	N/A %

	(604)	—	(604)	N/A %
Income (loss) from derivative instruments
Business to Business	69	—	69	N/A %
Business to Consumer	—	—	—	N/A %
Loan Center	—	—	—	N/A %
Corporate	(39)	—	(39)	N/A %

	30	—	30	N/A %
Other Interest Income
Business to Business	9	10	(1)	(10)%
Business to Consumer	—	—	—	—%
Loan Center	—	—	—	—%
Corporate	1	—	1	N/A %

	10	10	0	—%
Loss before income taxes	(2,419)	(2,263)	(156)	7%

Income tax expense
Business to Business	4	3	(1)	(33)%
Business to Consumer	—	—	—	—%
Loan Center	—	—	—	—%
Corporate	2	12	10	83%

	6	15	9	60%
Cumulative effect of change in accounting principle
Business to Business	—	(93)	93	100%
Business to Consumer	—	—	—	—%
Loan Center	—	—	—	—%
Corporate	—	—	—	—%

	—	(93)	93	100%
Net loss available to common stockholders	$(2,425)	$(2,371)	$(54)	(2)%

        Revenues decreased by $1.3 million, or 51%, to $1.3 million during the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. This decrease is attributable primarily to management's decision to lower loan production volume of its business-to-business segment, (ii) to focus on higher margin loan products such as the ALT-A and sub-prime loan products, and (iii) Monument Mortgage's standard revenue recognition policy that defers all lending related revenues received by its business-to-business segment until the related loans are sold. During the three months ended March 31, 2002 and 2001, Monument Mortgage sold $26.7 million and $91.1 million of its mortgages held for sale, respectively. As a result of its accounting deferment, revenues decreased by 51% during the three months ended March 31, 2002 from the three months ended March 31, 2001, loan settlements, the primary source of revenues decreased by 71%.

        The table below summarizes the results of operations of all three revenue generating segment and the corporate segment for the three months ended March 31, 2002 and 2001 (in thousands).

	Three Months Ended March 31
	2002	2001	Variance ($)	Variance (%)
Revenues
Business-to-Business	$791	$2,246	$(1,455)	-65%
Business-to-Consumer	412	352	60	17%
Loan Center	57	—	57	N/A
Corporate	3	—	3	N/A

	1,263	2,598	(1,335)	(51)%

        Revenues for the business-to-business segment during the three months ended March 31, 2002 and 2001, consisted primarily of (a) $0.3 million and $0.7 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its portfolio for sale and (b) net gains of $0.5 million thousand and $1.5 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

        The decrease from the three months ended March 31, 2001 to 2002 in total revenues generated by the business-to-business segment is attributable primarily to the segment's deliberate reduction in loan originations in the three months ended March 31, 2002, which reduction was effected to focus the segment's business on loan products such as Alt-A and sub-prime loans. Such products are higher margin products but are typically lower volume, as they require more processing effort on the part of the lender and are not as sought out by as many consumers as lower margin loan products such as conforming loans. The lower loan production volume was somewhat offset by increased revenues resulting from the business-to-business segment's higher margin loan products.

        Revenues for the business-to-consumer segment during the three months ended March 31, 2002 and 2001, consisted primarily of $0.4 million and $0.4 million respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices. The business-to-consumer's increased revenue is primarily attributable to the fact that the business-to-consumer segment, unlike the business-to-business segment, continued to focus its operations on lower margin and higher volume loan products offered by third party lenders. The overall market demand for these products continued to increase in the three months ended March 31, 2002. The business-to-consumer segment was able to capitalize somewhat on this trend and increased its revenue accordingly.

        The loan center's revenue stream is very similar to that of the business-to-consumer segment. Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices. Revenues for the loan center segment during the three months ended March 31, 2002 were $57.0 thousand.

        Revenues for the corporate segment during the three months ended March 31, 2002 and 2001 were 3.0 thousand and 0.0 thousand, respectively. Management does not expect this segment to generate revenue in the future. The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.

        FiNet has experienced recurring losses and currently projects that such losses will continue during the second quarter of 2002. During 2001, FiNet's new management refined its business plan to (a) focus the business-to-business segment on fewer, higher margin loan products, (b) focus Monument Mortgage's overall operations on fewer states and (c) provide an increased number of "virtual loan centers" to what management believes is a largely untapped market consisting of real estate agents, financial planners and insurance agents.

        Management believes that its new, more focused, business plan will result in higher revenues and a better controlled expense structure that, in turn, will result in a quarter-to-quarter decline in recurring losses of FiNet, with net income projected to begin in the third quarter of 2002. FiNet cannot guarantee that these expected results will be achieved or that it will be able to sustain its profitability if these expected results are achieved.

Cost of revenues and gross margin

        The table below summarizes the cost of revenues incurred by each business segments for the three months ended March 31, 2002 and 2001 (in thousands).

	Three Months Ended March 31
	2002	2001	Variance ($)	Variance (%)
	(unaudited)
Cost of revenues
Business-to-Business	991	1,452	462	32%
Business-to-Consumer	114	192	77	40%
Loan Center	165	—	(165)	N/A %
Corporate	—	—	—	—%

	1,270	1,644	374	23%

        Cost of revenues for the business-to-business segment includes (i) certain loan origination costs and other production costs attributable to loan inventory, (ii) costs of personnel attributable to loan production, (iii) expense recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iv) warehouse interest expense and (v) other costs of production. Direct loan origination costs are deferred until the related loan is sold. Certain of these direct costs are included in gain on sale of mortgage loans and other origination-related costs are included in cost of revenues.

        Cost of revenues for the business-to-business segment decreased by $77 million, or 32%, to $1.0 million during the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. The decrease in cost of revenues was due to the decrease in the two primary components of cost of its revenues: warehouse interest expense and production related personnel expenses which were offset slightly by an increase in loan loss revenues. Warehouse interest expense decreased by $0.2 million, personnel expense decreased by $0.4 million and loan loss reserves increased by $0.1 million.

        Cost of revenues for the business-to-consumer segment includes the cost of personnel attributable to loan production.

        Cost of revenues for the business-to-consumer segment decreased by $77 thousand, or 40%, to $0.1 million during the three months ended March 31, 2002 from $0.2 million for the three months ended March 31, 2001. The decrease in cost of revenues was due to the discontinuation of the non-profitable business-to-consumer unit located in Pennsylvania and the consolidation of this segment at FiNet's headquarters, located in San Ramon, California.

        Cost of revenues for the loan center segment during the three months ended March 31, 2002 totaled $0.2 million.

        Because the corporate segment is not involved in any revenue generating activities, it did not incur any expenses related to revenue generation.

        As a result of its significantly reduced revenues and only slightly decreased cost of revenues, gross margin decreased by $1.0 million, or 101%, to $0.0 million from $1.0 million from the three months ended March 31, 2001 to the three months ended March 31, 2002. This decrease in revenues is partially attributable to the proportional decrease in the amount of settlements compared to the amount of originations during the same period. Specifically, during the three months ended March 31, 2002, Monument Mortgage only sold $26.7 million of its loan production (i.e., only 63%) of its same period originations, whereas during the three months ended March 31, 2001, Monument Mortgage sold

$91.1 million of its loan production (i.e., 127%) of its same period originations. Both as a percentage of revenues and in absolute terms, Monument Mortgage expects that its gross margin will increase during the rest of the year; however, FiNet cannot guarantee that the expected constancy of its gross margin will be achieved.

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

        The table below summarizes and compares FiNet's consolidated general and administrative expenses for the three months ended March 31, 2002 and 2001 (in thousands).

	Three Months Ended March 31
	2002	2001	Variance ($)	Variance (%)
	(unaudited)
General and Administrative Expenses:
Compensation and Related Expenses	749	1,023	274	27%
Facilities	72	78	6	8%
Professional Fees	295	745	450	60%
Rent, Utilities, Janitorial and Taxes	293	407	114	28%
Other General and Administrative	93	372	279	75%

Total General and Administrative	1,502	2,625	1,123	43%

        Personnel costs and other general and administrative costs decreased $1.1 million, or 43%, to $1.5 million for the three-month period ended March 31, 2002 from $2.6 million for the three-month ended March 31, 2001. The decrease can be primarily attributed to (i) a substantially decreased need for consultants to design and develop FiNet's currently existing websites, as well as its discontinued websites, (ii) a decreased need for consultants who provided information technology support for discontinued websites and employees whose employment was terminated during 2001 and (iii) a decreased need of legal expertise related to compliance as in 2001 Monument Mortgage reduced the number of states that it serves from 50 to 30.

        Marketing and advertising.    Marketing and advertising expenses decreased $0.08 million, or 80%, to $0.02 million for the three-month period ended March 31, 2002 from $0.10 million for the three-month period ended March 31, 2001. Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan productions and the branding of Homeward Solutions.

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

Financial condition

        Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments. FiNet's stockholders' equity decreased by $2.4 million, or 63% to $1.4 million at March 31, 2002 from $3.8 million at December 31, 2001. Stockholders' equity decreased primarily due to FiNet's and its subsidiaries' operating losses of $1.8 million incurred during the three months ended March 31, 2002 as well as from the recorded losses of $0.6 million from FiNet's CriticalPoint investment.

        Immediately available and restricted cash decreased by $1.7 million, or 45%, to $2.1 million at March 31, 2002 from $3.8 million at December 31, 2001. Cash was used for general operations and to fund mortgage origination activities by FiNet's mortgage banking subsidiaries. Restricted cash decreased by $0.7 million, or 32%, to $1.5 million at March 31, 2002 from $2.2 million at December 31, 2001. FiNet deposited $0.1 million and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage. FiNet also deposited $1.1 million into Monument Mortgage's primary warehouse lender's bank in accordance with the terms of a warehousing agreement. Additionally, FiNet's restricted cash balance included $0.2 million relating to a stand-by letter-of-credit required in connection with its San Ramon office lease.

        Future improvements in results of operations and financial condition depend on management's ability to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to achieve highly efficient operations, to manage warehouse and operating expenses in proportion to loan volume and to efficiently implement its loan center and web-retail business plans. FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans. There can be no assurances that FiNet's financial condition or result of operations will improve.

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

        Adequate credit facilities and other sources of funding that permit Monument Mortgage's business-to-business segment to fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. At March 31, 2002, Monument Mortgage had two committed financing facilities that provided a $30 million financing capacity. The average monthly amount outstanding on Monument Mortgage's warehouse facility during the first quarter of 2002 was $13.4 million. One of the warehouse agreement automatically renews on September 17, 2002, unless it is mutually cancelled by both parties and the others' expiration date is March 30, 2003. Monument Mortgage had no other warehousing facility at March 31, 2002. However, management believes that if additional borrowing facilities are needed to fund its operations in the future, Monument Mortgage will be able to obtain the necessary credit facilities.

        FiNet, through its $3.0 million investment in CriticalPoint, purchased 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock. The warrants represent four separate agreements to purchase additional shares of CriticalPoint preferred stock. Warrants to purchase 1,642,519 shares of preferred stock expired on January 31, 2002 and warrants to purchase 1,642,519 shares of preferred stock expires on July 31, 2002. The remaining warrants expire on February 1, 2005. FiNet did not exercise the warrants that expired on January 31, 2002 and does not plan to exercise the warrants that are expiring on July 31, 2002. Accordingly, there will be no impact on FiNet's liquidity and cash reserves during 2002 resulting from the exercise of CriticalPoint warrants.

        Investing activities.    During the three months ended March 31, 2002, investing activities, including the purchase of fixed assets, used a net cash amount of $68 thousand. During the three months ended March 31, 2001, investing activities used a net cash amount of $10 thousand.

        Financing activities.    During the three months ended March 31, 2002, financing activities, including proceeds from the issuance of FiNet's Common Stock and net increase in warehouse borrowings, provided cash of $15.6 million.

        To further strengthen its working capital position, on May 10, 2002 FiNet completed a convertible preferred stock and warrant financing with a group of private and institutional investors for gross proceeds of approximately $1.7 million. Certain investments made by FiNet's officers and directors in connection with this private placement are subject to approval by FiNet's stockholders. With this most recent private offering, FiNet believes that its existing cash balances and funds available under Monument Mortgage's revolving warehouse facilities and loan purchase agreements will be sufficient to meet FiNet's liquidity requirements for the next 12 months. FiNet expects that it will not need to arrange for additional sources of capital. If additional working capital will be needed, FiNet believes that it will be able to arrange to receive such capital. However, FiNet cannot guarantee that it will be able to obtain additional financing if so required. In the event FiNet requires, but is unable to obtain, additional financing, FiNet's growth could slow or end, and its operations could be adversely affected or be terminated.

Potential for Nasdaq delisting

        FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market, including a minimum bid price requirement of $1.00 per share. Pursuant to these listing requirements, if the closing bid price of a listed company's common stock closes below $1.00 per share for 30 consecutive trading days, that company may receive notification from the Nasdaq Stock Market ("Nasdaq") that its common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least 10 consecutive trading days during a defined period following such notification.

        On February 14, 2002, FiNet was notified by Nasdaq that FiNet's Common Stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days. If FiNet is not able to maintain a stock price of at least $1.00 for the required minimum number of days, it will be determined whether FiNet meets the initial criteria of Nasdaq Marketplace Rule 4310(c)(2)(A). The initial criteria state among other things, that the issuer shall have either (i) stockholders' equity of $5 million, (ii) market capitalization of $50 million or (iii) net income of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years to be listed on the Nasdaq SmallCap Market. If FiNet is not able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days but is able to meet the initial listing criteria, Nasdaq has indicated that it will grant an additional 180 calendar day grace period to demonstrate compliance.

        FiNet cannot guarantee that it will be able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days before August 13, 2002, nor can FiNet guarantee that it will be able to comply with any of the initial listing criteria of the Nasdaq SmallCap Market. See "Risk Factors That May Affect Our Future Performance—If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired," and "If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's "Penny Stock' Rule" in FiNet's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate risk.    A significant portion of revenues earned by Monument Mortgage are derived from gain on sale of the mortgages held for sale portfolio, its interest spread earned and from its mortgage brokering operations. Interest spread is the differential spread between interest earned on the loan portfolio held for sale and interest expense payable on the warehouse line of credit facilities.

        When interest rates fluctuate, revenues for the business-to-business segment can be adversely affected primarily by the changes in the fair market value of its mortgages held for sale portfolio. Also, interest rate fluctuations might compress the interest rate spread earned on the loan portfolio held for sale, therefore, can adversely effect Monument Mortgage's overall earnings. The business-to-business segment's primary focus is to fund Alt-A and sub-prime loan products which are not as sensitive to interest rate fluctuations as the conforming loan product.

        Interest rate fluctuations might also significantly impact revenues earned by the business-to-consumer and loan center segments since in a higher interest rate environment, demand for certain mortgage loan types, such as, conforming loan types, declines. Borrowers applying for conforming loans are more interest rate sensitive than borrowers applying for the Alt-A and sub-prime loan products because they have more mortgage loan borrowing options. Since conforming mortgage borrowers generally have higher quality credit history, larger down payments and verifiable earnings they can obtain lower competitive rate mortgage loans. Non-conforming borrowers with either troubled credit histories, smaller down payments or earnings received from sources difficult to verify, have more difficulty in securing lower rate conforming loans, and therefore often obtain loans with higher rates, such as loans in the Alt-A or sub-prime arena.

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

        Monument Mortgage constantly seeks to control the volatility of its earnings due to changes in interest rates through its implemented hedging process. Monument Mortgage believes that its hedging program provides a cost effective, high level of protection. An effective hedging program is highly complex and no hedging strategy can completely shield Monument Mortgage against results of interest rate fluctuations. Monument Mortgage believes that its gross margin would not be materially effected by interest rate fluctuations as a result of its hedging policy and due to the short duration of time between it commits to originate a loan at a specific rate and the time such loan is priced for sale on the secondary market

Factors affecting operating results

        The following risk factors could also, among other things, cause future results to differ substantially from past results or those anticipated in any forward-looking statements throughout this document:

  •
  The degree of success in integrating the anticipated purchase of RealEstate.com into its subsidiaries current operations, subject to the approval of FiNet's stockholders.

  •
  FiNet's level of success entering into the lead-generation market through its anticipated subsidiary, RealEstate.com, subject to the approval of FiNet's stockholders.

  •
  The degree of Monument Mortgage's success in executing its growth plans for its three business segments.

  •
  The level of demand for mortgage loans, which can be affected by the level of interest rates, the strength of the economy and the demographics of California, which is Monument Mortgage's primary lending market.

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

  •
  The degree of success in managing derivative instruments and hedging activities, which may cause increased volatility in FiNet's earnings.

  •
  The degree of success FiNet's Equity-Method Investee gains market share in the natural language querying market.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Part I, Item 1 "Notes to Consolidated Financial Statements—Note 4. Commitments and Contingencies" for material developments in previously reported legal proceedings.

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

FINET.COM, INC.

By:	/s/ L. DANIEL RAWITCH L. Daniel Rawitch President and Chief Executive Officer July 24, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ EVA NOACK Eva Noack	Treasurer (Principal Financial and Accounting Officer)	July 24, 2002

QuickLinks

Table of Contents
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