Form 10-K/A
period 2001-12-31
FINET COM INC
filed 2002-07-29
CIK 852450

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

(925) 242-6600
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

RISK FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

        READERS ARE CAUTIONED THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE" AND ELSEWHERE IN THIS REPORT. THE OCCURRENCE OF THE EVENTS, CONDITIONS OR CIRCUMSTANCES DESCRIBED IN SUCH RISK FACTORS COULD CAUSE THE PRICE OF FINET'S COMMON STOCK TO DECLINE, RESULTING IN A LOSS OF ALL OR PART OF YOUR INVESTMENT.

PART I

ITEM 1.    BUSINESS

General

        FiNet.com, Inc. is a financial services holding company that conducts diversified mortgage banking and brokering operations through its wholly owned subsidiary, Monument Mortgage, Inc. ("Monument Mortgage").

        Monument Mortgage offers traditional mortgage lending and brokerage services to its customers via its websites and, to a lesser extent, via its toll-free number, in three business segments:

  •
  Business-to-business, which provides mortgage lending services to mortgage brokers;

  •
  Business-to-consumer, which provides mortgage brokerage services directly to consumers; and

  •
  Loan center, which enables real estate professionals to provide mortgage brokerage services to consumers.

Company History

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

        As a result of operational and loan underwriting problems discovered after the Coastal and Mical acquisitions, we discontinued our Coastal and Mical business units in April 1999. The winding down of Mical and Coastal continued during fiscal year 2001, in which year FiNet recorded a loss from the discontinued operations of Coastal and Mical of $0.3 million. FiNet does not believe it will record in the future any additional losses from the discontinued operations of Coastal and Mical. For information regarding litigation involving FiNet and Coastal arising out of the now-discontinued operations of Coastal see "Item 3. Legal Proceedings."

        On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations were integrated into the operations of Monument Mortgage's business-to-consumer segment. See "Item 1. Business—Investment in Lowestrate."

        To diversify its holdings and to invest in technologies that may be of future benefit to the mortgage industry, in 2001 FiNet made a strategic investment in Epexegy Corporation, a software development company that does business as CriticalPoint Software ("CriticalPoint"). CriticalPoint has developed a system allowing people to interact with technology using common sense and plain English. See "Item 1. Business—Strategic Investment."

        "FiNet.com," "FiNet," "Funding the American Dream," and "America's Home Finance Network" are trademarks of FiNet. This report also contains trademarks, trade names and service marks of other companies.

Monument Mortgage's Mortgage Operations

General Description of Mortgage Operations

        FiNet, through its wholly owned subsidiary Monument Mortgage, is a provider of mortgage banking and brokerage services to a diversified customer base consisting of mortgage brokers, real estate agents and consumers, as well as other participants in the mortgage loan industry.

        Monument Mortgage interacts with its customers primarily via websites that enable such customers to analyze and select from a wide variety of mortgage loan products and rates offered by Monument Mortgage acting as a mortgage lender as well as by third party mortgage lenders. Monument Mortgage's websites and loan process management tools and applications facilitate the origination of loans electronically, helping to eliminate certain inefficiencies in the process and providing brokers, real estate professionals and consumers with easy access to current and accurate mortgage loan information.

        Because Monument Mortgage's sales and marketing efforts are conducted primarily online and are supported by account executives who work primarily out of their own homes, Monument Mortgage does not need to invest heavily in branch offices or in personnel located in each state it serves or in other operational costs related to maintaining a physical business presence in multiple locations.

        Monument Mortgage offers its mortgage services through three business segments: business-to-business, business-to-consumer and loan center. Each of these business segments works to capitalize on the benefits of an online business model to offer mortgage loans at competitive rates and in an efficient and user-friendly manner. In addition, each of the business segments targets different customers and offers to such target customers specific mortgage products and services.

        Largely through its website located at www.monument.com, the business-to-business segment offers the mortgage loan products of Monument Mortgage primarily to third party mortgage brokers, which, in turn, offer Monument Mortgage's mortgage loans to their consumers. When such loans are made to such consumers, the business-to-business segment generates revenue principally by selling all such loans it funds to a number of investors including institutional investors and national privately-sponsored mortgage conduits. See "Item 1. Business—Monument Mortgage's Business Segments—Business-to-Business Segment" for more information about Monument Mortgage's business-to-business segment.

        Largely through its websites located at www.homewardsolutions.com and www.finet.com, the business-to-consumer segment offers primarily the mortgage loan products of certain third party lenders, as well as the loan products of Monument Mortgage, to consumers seeking mortgage loans to finance a home purchase or to refinance existing home mortgage debt. In the business-to-consumer segment, Monument Mortgage through its Homeward Solutions division acts as a mortgage broker and generates revenue principally by charging processing fees and from the margin added to the mortgage lender's loan price. In addition, because the business-to-consumer segment generates loan originations for Monument Mortgage, the business-to-consumer segment also generates revenue for Monument Mortgage's business-to-business segment. In California, the business-to-consumer segment offers broader real estate services to consumers via the Homeward Solutions website. See "Item 1. Business—Monument Mortgage's Business Segments—Business-to-Consumer Segment" for more information about Monument Mortgage's business-to-consumer segment.

        Through its website located at www.homewardsolutions.com, the loan center segment offers primarily the mortgage loan products of certain third party lenders, as well as the loan products of Monument Mortgage, to real estate professionals. The loan center segment, which is operated by the Homeward Solutions division, was developed in October 2001 based on management's belief that homebuyers prefer to have the entire home purchase transaction handled by one trusted person, such as a homebuyer's real estate agent or financial advisor. In the loan center segment, the Homeward Solutions division acts as a mortgage broker and generates revenue principally by charging processing fees and from the margin added to the mortgage lender's loan price. In addition, because the loan center segment generates loan originations for Monument Mortgage, the loan center segment also generates revenue for Monument Mortgage's business-to-business segment. See "Item 1. Business—Monument Mortgage's Business Segments—Loan Center Segment" for more information about Monument Mortgage's loan center segment.

Development of Monument Mortgage's Business

        In 2000 and during the first half of 2001, Monument Mortgage accepted business only from mortgage brokers and consumers. In addition, prior to the second half of 2001, Monument Mortgage offered a broader range of mortgage products than it currently offers and operated in more states than it currently services.

        In the second half of 2001, Monument Mortgage refined its business model to diversify and expand its client base while narrowing the scope of its regional focus and mortgage product offering.

        This change in Monument Mortgage's customer focus was made by management due to its belief that the origination of mortgage loans is no longer controlled solely by mortgage brokers; rather, other industry participants such as real estate agents are increasingly originating such loans. Accordingly,

Monument Mortgage's mortgage banking and brokerage services are now focused on and being marketed to:

  •
  Mortgage brokers—particularly small, local brokers;

  •
  Trusted parties that act on behalf of consumers such as real estate agents and financial advisors; and

  •
  Individual consumers.

        In addition, the business model change was effected because of management's belief that a narrowed product and regional focus will increase gross margins and create efficiencies by focusing the business-to-business segment's efforts on a set of fewer higher margin mortgage loan products and Monument Mortgage's business generally on a group of core states.

        As of December 31, 2001 Monument Mortgage offered 26 mortgage loans products, primarily higher margin Alternative-A and sub-prime loan products, whereas as of December 31, 2000, it offered 36 mortgage loan products and a higher percentage of lower margin products such as conforming mortgage loans. See "Item 1. Business—Monument Mortgage's Business Segments—Business-to-Business Segment" for a description of Monument Mortgage's mortgage loan products.

        Also, in the second half of 2001, Monument Mortgage reduced the number of states in which it is licensed to provide its services or is exempt from being licensed to provide mortgage services from 50 to 30. Monument Mortgage further refined its geographical focus by establishing two tiers of states it services: 8 Key Lending States, which are concentrated in the western United States, and 22 Limited Lending States. In the Key Lending States, the business-to-business segment is actively engaged in developing relationships with mortgage brokers for its business-to-business segment. The Key Lending States were selected by management because Monument Mortgage has had a history of deriving a substantial portion of its revenue from states such as California, Arizona and Nevada. In the Limited Lending States, Monument Mortgage provides all of its mortgage and brokerage services via its websites, but is not actively engaged in developing relationships with mortgage brokers for its business-to-business segment. As of March 15, 2002, Monument Mortgage had reduced the number of Limited Lending States to 18.

        Management believes that the impact of the business-to-business segment's narrowed product focus was reflected in FiNet's revenues for fiscal year 2001. For the year ended December 31, 2001, while loan production decreased by 51% from the year ended December 31, 2000, revenues for the year ended December 31, 2001 decreased by only 4% from the year ended December 31, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000—Comparative Results of Operations."

        In addition, management believes that the effect of Monument Mortgage's narrowed geographical focus was reflected in Monument Mortgage's substantially reduced professional fee expense for the year ended December 31, 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000—Operating Expenses."

Recent Developments

        As part of its efforts to expand its client base beyond mortgage brokers, Monument Mortgage formed a new division in the first quarter of 2001 called Homeward Solutions. In 2001, Homeward Solutions began offering web-enabled virtual loan centers for use by its increasingly diversified client base, including real estate professionals. The virtual loan centers enable these trusted advisors to provide origination support of both mortgage and real estate services offered by Homeward Solutions, thus opening up what Monument Mortgage believes to be a vast and what Monument Mortgage believes to be largely untapped market place.

Monument Mortgage's Business Segments

        As a result of its redefined strategy, FiNet, through Monument Mortgage, has concentrated its sales and marketing strategy on the following three business segments: Business-to-Business, Business-to-Consumer and Loan Center.

Business-to-Business Segment

        General.    Monument Mortgage's business-to-business segment is a full service mortgage banker that offers an easy-to-use mortgage source for mortgage brokers via its website located at www.monument.com. The business-to-business segment capitalizes on the fact that the mortgage broker industry is highly fragmented and is largely comprised of small, local enterprises that lack the financial resources and the technological capability to compete with financially stronger and better-organized mortgage lenders.

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

        Monument Mortgage's business-to-business segment creates an additional competitive advantage for local mortgage brokers by providing them with the tools, functionalities and data they need to compete with national lenders. As technological advances make it easier for consumers to bypass mortgage brokers and deal directly with national lenders, FiNet expects that mortgage brokers will need to find new ways to compete more effectively for the consumers' business and will thus turn to Monument Mortgage's online services.

        Monument Mortgage operates one of the first sites on the Internet enabling mortgage brokers to electronically search, analyze and select from a wide variety of mortgage loan products and rates offered by Monument Mortgage. Through the use of Monument Mortgage's online technologies and loan process management tools, mortgage broker businesses are able to compete more effectively with national online and traditional lenders and brokers and help their customers make better-informed borrowing decisions. Specifically, mortgage brokers are empowered with access to a loan pipeline management tool that provides near-real-time status information about every loan file the mortgage broker submitted and a real-time engine for loan program eligibility and rate locking.

        Products and Services.    The Monument Mortgage business-to-business segment offers to mortgage brokers a full range of loan products from conforming loans to sub-prime mortgage loans funded by Monument Mortgage. However, it specializes in Alternative-A ("Alt-A") and sub-prime loan products.

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

  •
  Sub-prime Mortgage Loans.  These are loans that are designed for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios. Such loans may also fail to satisfy the underwriting guidelines of the government sponsored mortgage entities in other criteria. Monument Mortgage's sub-prime loans are categorized based upon the borrower's credit profile as "A!"or "B," or loans that are generally considered "non-prime" in the secondary mortgage market. The business-to-business segment of Monument Mortgage does not originate loans categorized as "C" or "D" loans. Monument Mortgage sells sub-prime loans to investors such as Countrywide and Credit Suisse First Boston.

        The table below shows the percentage of loan volume represented by each type of mortgage loan product offered by Monument Mortgage in the period ending December 31, 2000 and December 31,

2001, respectively. The loan volumes represent loans funded by the business-to-business segment, and are expressed in dollar amounts, in numbers of loans and in percentages.

	Years Ended December 31
	2001	2000
Conforming Mortgage Loans
Number of loans	392	3,161
Volume (in millions of dollars)	$59.0	$480.4
% of total loan volume	33%	75%
Jumbo Mortgage Loans
Number of Loans	36	349
Volume (in millions of dollars)	$13.6	$112.0
% of total loan volume	8%	17%
Alternative A Mortgage Loans
Number of loans	498	137
Volume (in millions of dollars)	$95.1	$26.5
% of total loan volume	52%	4%
Home Equity Mortgage Loans
Number of loans	215	437
Volume (in millions of dollars)	$13.1	$23.5
% of total loan volume	7%	4%
Sub-Prime Mortgage Loans
Number of Loans	4	0
Volume (in millions of dollars)	$0.9	$0.0
% of total loan volume	* %	0%
FHA/VA
Number of Loans	0	3
Volume (in millions of dollars)	$0.0	$0.3
% of total loan volume	0%	* %

*
Represents less than 1% of this loan type.

        Monument Mortgage expects to increase the percentage of loan volume comprised of Alt-A loans to 80% of all loans it funds in 2002 by hiring additional sales personnel who will be focused on marketing to mortgage brokers in the Key Lending States the business-to-business segment's Alt-A lending capabilities. Monument Mortgage further expects that in 2002 10% of all loans it funds will be conforming loan products and 10% will consist of loan products other than Alt-A loan products and conforming loan products. FiNet cannot guarantee that the expected increase in loan volume comprised of higher margin Alt-A loans will be achieved or that the existing margin on its high margin loans is sustainable.

        Business-to-Business Loan Process.    Monument Mortgage's business-to-business segment markets and sells Monument Mortgage's mortgage loan products to mortgage brokers. Specifically, the business-to-business segment markets directly its loan products to mortgage brokers in the Key Lending States. These brokers, in turn, offer Monument Mortgage's loans to their customers, who are individuals seeking to obtain mortgage loans for home purchases or refinancing an existing mortgage debt. The following is a general description of the business-to-business segment's loan process:

  •
  The loan origination process begins when a mortgage broker having a broker relationship with the business-to-business segment surveys the Monument Mortgage loan product list via the www.monument.com website to determine which loan product would be the best suitable to its borrower. The broker then submits its borrower's loan application package to the business-to-business segment.

  •
  The borrower's loan application package generally contains, among other things, the actual loan application form, the loan submission form, a current credit report of the prospected borrower, a current appraisal on the subjected property, a preliminary title and certain required disclosures.

  •
  Once a loan package had been submitted to the business-to-business segment, it is audited by the business-to-business segment for completeness. Certain required initial disclosures are then sent to the mortgage broker, which, in turn, informs the borrower about the status of the process and ensures that the customer understands and signs the required initial disclosures.

  •
  Once the initial disclosures have been sent and the application package is completed, the underwriting process begins. The borrower's loan application is evaluated to determine the risk involved for the ultimate purchaser of the loan, the borrower's creditworthiness, the quality and value of the subjected property and whether it satisfies the loan program guidelines of the expected purchaser of the loan.

  •
  The result of the underwriting process is a decision of an approval or a denial of the loan application. If a borrower's loan application does not satisfy the requested loan program guidelines, a designated account executive researches additional loan programs offered by the business-to-business segment that might better suit the borrower's requirements. If there is no loan product that can be secured for the borrower, a denial letter is sent with a detailed explanation of why the loan could not be approved.

  •
  Final loan approval is secured once all required documents and additional conditions have been received and audited for appropriateness and completeness.

  •
  Borrowers can request an interest rate lock throughout the entire loan process. However, if a rate had not been secured by this time it is determined at this stage.

  •
  The closing documents are printed and sent to the closing agent for signatures. Thereafter, the loan is funded by the business-to-business segment and the closing agent records the mortgage and the note.

  •
  A quality control review is performed once again prior to the delivery of the loan package to the ultimate investor to ensure that it is complete and that the loan file fully conforms to the investor's guidelines.

        Mortgage Broker Fees.    Monument Mortgage provides a rate sheet to each mortgage broker with which it works that catalogs the mortgage products Monument Mortgage offers (including the repayment period and the interest rate for each product). The rate sheet also specifies the yield spread premium attainable by the mortgage broker. The actual amount of the yield spread premium and the payor of this fee are determined by the interest rate for the particular loan product. Generally, if the interest rate on the loan is lower than the current market interest rate for that specific loan product, then Monument Mortgage will receive from the consumer a premium to obtain a lower-than-market rate. Most likely in this situation, the consumer also pays an agreed-upon premium to the mortgage broker for the broker's services. If the interest rate on the loan is higher than the current market interest rate, then the mortgage broker will receive from Monument Mortgage and possibly from the consumer a fee equal to a percentage of the total loan amount. Mortgage broker yield spread premiums are paid only when a loan is funded by Monument Mortgage.

        Sale of Mortgage Loans to Third Parties.    The business-to-business segment does not hold loans for investment. Rather, each loan is underwritten according to guidelines provided by the ultimate investor that the business-to-business segment expects will purchase the loan. The business-to-business segment thus generates revenue by selling the loans that it funds—including the servicing rights on such loans—to a number of investors including government-sponsored mortgage entities, institutional investors and national privately-sponsored mortgage conduits. In the second half of 2001, most loans were sold to institutional investors and privately sponsored mortgage conduits, because such entities, and not the government-sponsored mortgage entities, purchase the non-conforming loan products that the business-to-business segment began to focus on at that time.

        Because the business-to-business segment does not hold loans for investment, each loan is underwritten according to guidelines provided by the ultimate investor expected to purchase the loan.

        Conforming loans are sold through concurrent transactions, assignment of trade sales or whole-loan sales. Concurrent transactions involve a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac, with a concurrent sale of the servicing rights to an independent servicer. Assignment of trade sales are sales of conforming loans to a third party such as Wells Fargo or Countrywide along with an assignment of the associated mortgage backed security commitment/trade. The third party then exchanges the loans with Fannie Mae or Freddie Mac for mortgage-backed securities issued by them, which are then delivered against the assigned trade. In a whole-loan sale, individual loans are underwritten to the standards of and sold to a specific buyer on a forward commitment or over-the-counter basis.

        Jumbo and Alt-A mortgage loans are currently sold in whole-loan sales on a forward commitment basis.

        Sub-prime loans, home equity loans and closed-end second mortgage loans are sold through whole-loan sales.

        Once a loan or a group of loans is available for sale to a third party purchaser, the business-to-business segment contacts each potential third party purchaser of the loans to determine the potential purchaser's interest in the loans. After the business-to-business segment and the potential third party purchaser have agreed in principal on four basic points, namely types and characteristics of loans, number and total loan amount of loans, price of loans and the delivery date of the loans, the business-to-business segment and the third party purchaser enter into a loan purchase contract, the form of which is typically provided by the third party purchaser.

        In a whole-loan sale, the business-to-business segment has typically previously executed a form of whole-loan sale agreement with the potential third party purchaser that such purchaser requires of all mortgage lenders from which it purchases loans prior to the sale of any loan. Such a whole-loan sale agreement is an agreement that allows the purchase of conforming conventional and non-conforming loans. In addition, the agreement sets forth the general terms and requirements relating to each sale of loans to the purchaser and incorporates the provisions of the guidelines governing the relationship between the mortgage lender and the purchaser.

        In a forward commitment sale, loans are sold at a specified price with delivery and cash settlement to occur at a specified future date. At the time that the business-to-business segment and the potential purchaser agree on the basic terms of the sale, the parties enter into an agreement regarding the loans to be sold, which agreement is typically a form provided by the purchaser and used by the purchaser for all mortgage lenders.

        The table below shows the total volume of mortgage loans of Monument Mortgage purchased during 2001 by various third party investors, including investors FiNet believes are significant, which significant investors are identified by name. The loan volumes are expressed in dollar amounts as well as in percentages.

Volume of Loans Sold to Third Party Investors in 2001

Type of Loan	Credit Suisse First Boston	GMAC/RFC	Wells Fargo	Countrywide		Others**	Total Volume
Conforming Mortgage Loans
Volume (in millions)	—	$0.5	$45.3	$4.2		$16.2	$66.2
% of Total Volume	0%	* %	22%	2%		8%	32%
Jumbo Mortgage Loans
Volume (in millions)	—	$7.9	—	$0.8		$6.2	$14.9
% of Total Volume	0%	4%	0%	*	%	3%	7%
Alt-A Mortgage Loans
Volume (in millions)	$66.4	$43.9	—	$11.7		$5.4	$127.4
% of Total Volume	32%	21%	0%	6%		2%	61%
Home Equity Mortgage Loans
Volume (in millions)	$0.3	$1.2	—	$0.1		—	$1.6
% of Total Volume	* %	* %	0%	*	%	0%	* %
Sub-prime Mortgage Loans
Volume (in millions)	—	—	—	$0.1		$0.4	$0.5
% of Total Volume	0%	0%	0%	*	%	* %	* %

*
Represents less than 1% of this loan type.

**
None of the third party investors in the "Others" column purchased greater than 10% of each type of loan listed in this table.

        Agreements to sell loans to third party investors generally require Monument Mortgage to repurchase any loan if the representations made in the loan documents are materially inaccurate. Such representations are customary in sales agreements and generally relate to the either to the qualifications of the borrower or the value of the property. Monument Mortgage's practice regarding the repurchase of any loan it sells to a third party is to avoid such a repurchase unless Monument Mortgage believes that such repurchase is clearly required by the terms of the contract pursuant to which Monument Mortgage sold the loan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Future Performance—Monument Mortgage may be obligated to repurchase loans originated for and sold to investors and brokered to third party lenders, which could materially adversely affect FiNet's operation results."

        Development Strategy.    The business-to-business segment of Monument Mortgage intends to selectively pursue strategic business partnerships to leverage its current market position, increase its online and offline visibility and accelerate distribution of its services by:

  •
  focusing on building a strong internal and external sales force that markets its services by personal contact with mortgage brokers and assists mortgage brokers in adopting online technologies;

  •
  offering a range high margin competitive products, especially in the Alt-A and Sub-prime arena;

  •
  consistently working toward reducing its processing, underwriting and funding response time while maintaining a high quality of service; and

  •
  continuously upgrading its automated, online mortgage approval process to ease and hasten the submission and approval process.

        Risks.    The primary business risks associated with the Monument Mortgage business-to-business segment are fraud risk, compliance risk and interest rate risk. Fraud risk includes the risk that fraudulent activity occurred in connection with the origination of the loan. Compliance risk occurs when a loan is not originated or processed in compliance with applicable laws and regulations. The interest rate risk exists between the time the interest rate for a loan is locked with Monument Mortgage and the time the same loan is sold on the secondary market.

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

  •
  a loan program compliance review; and

  •
  a federal regulatory compliance review.

        Interest Rate Risk.    Until a rate commitment is extended to a borrower, there is no interest rate risk to Monument Mortgage. However, if market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.

        The business-to-business segment attempts to mitigate interest rate risk by selling its loans to third parties as quickly as possible. In addition, the segment attempts to mitigate interest rate risk by hedging with a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans expected to close.

        To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding. To that end, the business-to-business segment seeks the most efficient method of selling its mortgage loans in order to reduce the number of days between the time that it extends a commitment to a consumer and the time that it sells the loan to a third party. The sale of each mortgage loan type is evaluated and the prices available for each alternative method of sale are compared, given current market conditions and the risk characteristics of the mortgage loan type, to determine which method of sale to utilize. In addition, before a mortgage loan is approved to be funded by it, the business-to-business segment determines the profile of likely third party purchasers of such loan. For example, the business-to-business segment utilizes a number of automated underwriting systems, like Countrywide's CLUE, to increase the probability that the ultimate investor will purchase the loan. The business-to-business segment thus makes efforts to underwrite loans that it believes it can sell to specific third party purchasers.

        Additionally, the business-to-business segment utilizes hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction.

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

        Activity.    During the year ended December 31, 2001, Monument Mortgage's business-to-business segment directly funded $181.7 million in mortgage loans, generating revenues of $3.9 million through December 31, 2001. Revenues from these transactions are earned from the sale of loans and related servicing rights in the secondary mortgage market and from interest on mortgage loans held pending sale.

Business-to-Consumer Segment

        General.    Monument Mortgage's business-to-consumer segment has a two-prong approach for providing services to consumers.

        Within California, Homeward Solutions, the business-to-consumer segment of Monument Mortgage, acts as a non-traditional mortgage broker/realtor that combines consumer finance services with services of a real estate agent. Homeward Solutions offers consumers the ability to obtain a suitable mortgage loan product from a wide array of nationally recognized lenders, including Monument Mortgage, after the right property has been searched for and selected with the help of a Homeward Solutions' agent. Using the Internet, consumers can initiate home searches and obtain financing for their homes via Homeward Solutions' website located at www.homewardsolutions.com.

        Outside of California, the Monument Mortgage business-to-consumer segment provides mortgage broker services directly to consumers primarily via its website located at www.finet.com. Outside of California, Monument Mortgage operates under different names, including "FiNet.com."

        The business-to-consumer segment's mortgage broker services consist of bringing lenders and borrowers together via the www.homewardsolutions.com and www.finet.com websites.

        Marketing.    The business-to-consumer segment's services are marketed to consumers primarily through traditional means, like, newspaper advertisements and the business-to-consumer segments' websites.

  Products and Services

        Homeward Solutions' California Real Estate Services.    Homeward Solutions' California-licensed real estate agents assist consumers wishing to purchase homes in California with the following matters:

  •
  preview of available homes to eliminate those that are overpriced, or otherwise undesirable;

  •
  customized presentation of the homes that suit the consumer's needs and desires;

  •
  assistance in determining the difference between a "good buy" and a property, which, because of its nature, might have to be discounted if the consumer decides to sell in the future;

  •
  assistance negotiating the best real estate deal possible;

  •
  the ability to obtain the most suitable loan to meet a consumer's needs and financial goals; and

  •
  via the www.homewardsolutions.com website currently in further development, the ability to track online the status of loan applications, the status of home inspection reports and appraisal reports, and even daily communication notes between consumers and Homeward Solutions, in order to keep the consumers fully informed.

        FiNet.com's Multistate Mortgage Services.    Through the FiNet.com website located at www.finet.com, consumers are offered a variety of new and traditional mortgage products from conforming loans to sub-prime mortgage loans similar to the loan products offered by the Monument business-to-business segment. These loan products are offered through a nationwide network of lenders, including those identified in Monument Mortgage's business-to-business segment such as Wells Fargo Bank, Washington Mutual Bank and Countrywide. In 2001, only 42 loans originated by the business-to-consumer segment were funded by the business-to-business segment, constituting of approximately 5% of all loans originated by the business-to-consumer segment in 2001 and approximately 5% of the revenue generated from the sale of mortgage loans in 2001.

        Through the Homeward Solutions website, consumers can fill out an online loan application and request an automated underwriting analysis of their application. The process requires the borrower to complete an application that consists of a limited number of fields, in contrast to the extensive, multi-page traditional paper mortgage application. Homeward Solutions' technology then electronically obtains the consumer's credit report, combines and reformats the credit and application information and submits the information to an automated underwriting system for a comprehensive credit analysis. If the system returns an "approved" status, the consumer can be confident that a lender will make the consumer a mortgage loan on the terms submitted, subject to verification of the information provided by the consumer.

        Development Strategy.    The business-to-consumer segment intends to selectively pursue strategic business partnerships in order to leverage its current market position, increase its online and offline visibility, and accelerate distribution of its services by:

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

        Risks.    The primary business risks associated with the business-to-consumer segment and the method of mitigating those risks are substantially the same as those of the business-to-business segment, with the exception of the interest rate risk. The business-to-consumer segment is a direct originator of mortgage loans to consumers, brokering all originations to third party lenders; therefore, it does not face the interest rate risk identified in the discussion of the business-to-business segment.

        Activity.    During the year ended December 31, 2001, the business-to-consumer segment directly originated $185.5 million in real estate sales and mortgage loans of which approximately 5% were funded by Monument Mortgage acting as a lender. These activities generated revenues of $2.0 million through December 31, 2001. Mortgage revenues are earned from fees charged for the business-to-consumer segment's services, which consist of processing fees and brokerage fees that are recognized at the time the lender funds a loan (brokerage fees consist of a margin added to the third party mortgage lender's loan price). These fees are paid at the time of the closing of the home purchase or home refinance transaction to which the mortgage loan applies and are paid directly by either the consumer, the third party lender or the combination of both to the business-to-consumer segment. Real estate sales revenues consist of fees earned for services provided to buyers and/or sellers in connection with residential real estate transactions.

Loan Center Segment

        General.    Homeward Solutions also operates the loan center segment of Monument Mortgage, which provides mortgage services to real estate professionals. The loan center segment was developed based on management's belief that homebuyers prefer to have the entire home purchase transaction handled by one trusted person, a homebuyer's real estate agent or financial advisor.

        Products and Services.    The loan center's mortgage brokerage services are offered through Homeward Solutions' virtual loan centers, which are embedded in the websites of real estate professionals. Through Homeward Solutions' virtual loan centers, the consumers' trusted advisors perform expanded mortgage brokerage services for their customers throughout the home buying process.

        Through the Homeward Solutions website, www.homewardsolutions.com, real estate professionals are able to offer a variety of new and traditional mortgage products, from conforming loans to sub-prime mortgage loans, that are similar to the mortgage products offered by the business-to-business and business-to-consumer segments. These loan products are offered through a nationwide network of lenders, which includes but is not limited to the lenders identified in Monument Mortgage's business-to-business segment including Wells Fargo Bank, Washington Mutual Bank and Countrywide. In 2001, all loans brokered by the loan center segment were funded by third party lenders.

        Development Strategy.    The loan center segment's marketing strategy centers around value-added resellers and includes (i) participation in real estate meetings, trade shows and real estate related seminars and (ii) continuing education aimed at real estate franchises and individual real estate agents.

        Risks.    The primary business risks associated with the loan center segment and related the methods of mitigating risks are substantially the same as those inherent to the business-to-consumer segment.

        Activity.    Since the inception of the loan center segment in October 2001, the loan center segment directly originated $5.8 million in mortgage loans, generating revenues of $45.5 thousand through December 31, 2001. Mortgage revenues are earned from fees charged for the loan center services, which consist of processing and brokerage fees that are recognized at the time the lender funds a loan (brokerage fees consist of a margin added to the third party mortgage lender's loan price). These fees are paid at the time of the closing of the home purchase or home refinance transaction to which the mortgage loan applies and are paid directly by either the consumer, the third party lender or the combination of both to the loan center segment. From October 2001 to December 31, 2001, 24 real estate professionals linked their websites to the loan center segment's www.homewardsolutions.com website.

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

Investment in Lowestrate

        On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate. The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets are being used in connection with the operations of Monument Mortgage's business-to-consumer segment. See "Item 1. Business—Business-to-Consumer Segment" for additional information about the business-to-consumer segment of Monument Mortgage and "Notes to Consolidated Financial Statements—Note 2. Acquisitions and Dispositions" for additional information about the Lowestrate asset acquisition.

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

        This investment was recorded as "Investment in Equity-Method Investee" on FiNet's consolidated balance sheets. FiNet's share of the investee's earnings or losses are recognized on a one-month lag basis and are recorded in FiNet's consolidated statement of operations as "Equity in earnings (losses) of Equity-Method Investee." As of December 31, 2001, FiNet had recorded losses of $0.7 million from its investment in CriticalPoint, which losses were comprised of a $0.6 million reduction in value of the shares of Series D Preferred Stock of CriticalPoint held by FiNet and a $0.1 million reduction in value of the warrants held by FiNet to purchase equity securities of CriticalPoint. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000-Other Income and Expense," "Risk Factors That May Affect Our Future Performance—If FiNet's equity-method investee will not be able to gain market share, FiNet may lose the value of this investment," "Notes to Consolidated Financial Statements—Note 3. Strategic Investment" and FiNet's consolidated financial statements for additional information about FiNet's investment in CriticalPoint.

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

Employees

        As of March 15, 2002, FiNet and its subsidiaries had 81 full-time employees. Of these, 51 employees comprised the business-to-business segment, 8 employees comprised the business-to-consumer segment, and 4 employees comprised the loan center segment. None of the employees are represented by any union. Management believes that its relations with employees are good.

        Of the 51 employees in the business-to-business segment, 26 are directly involved in the processing of mortgage loans that Monument Mortgage funds. There is a positive correlation between the number of mortgage loans that the business-to-business segment processes and the number of employees required to process the loans. Such correlation exists because many of the mortgage loan products that Monument Mortgage offers are relatively labor intensive. Management believes that it will be able to promptly hire and train additional personnel in the event that the business-to-business segment's mortgage loan volume increases.

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

ITEM 2.    PROPERTIES

        FiNet's corporate headquarters and principal operations are in a leased facility located at 2527 Camino Ramon, Suite 200 in San Ramon, California. In addition to housing the administrative offices of FiNet, this facility also houses the operations of the business-to-business segment operations, the business-to-consumer segment and the loan center segment. This facility occupies approximately 39,335 square feet of space. An additional leased facility is used by the business-to-business segment in its Southern California office, located in Newport Beach, California. This leased facility occupies approximately 3,551 square feet of space.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We have made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include statements of our plans, objectives, expectations and intentions. Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal" or other variations of these words or comparable terminology, we are making forward-looking statements. You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Risk Factors That May Affect Future Results" and elsewhere in or incorporated by reference into this report.

        The following discussion and analysis of FiNet's financial condition and results of operations should be read in conjunction with its consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues and Originations

        Total loan origination for FiNet's production units is summarized below.

	Years Ended December 31
Segments
	2001	2000	Variance ($)	Variance (%)
	(in thousands)
Business-to-Business	$181,655	$642,700	$(461,045)	(72)%
Business-to-Consumer	185,519	122,400	63,119	52%
Loan Center	5,770	—	5,770	N/A

Total Loan Volume	$372,944	$765,100	$(392,156)	(51)%

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

Comparative Results of Operations

        The following tables summarizes the results of operations of all three business segments and the corporate segment for the years ended December 31, 2001 and 2000. These results are also expressed as the dollar amount variance and the percentage variance from the year ended December 31, 2000 to the year ended December 31, 2001.

	Years Ended December 31
	2001	2000	Variance ($)	Variance (%)
	(in thousands)
Revenues
Business to Business	$5,793	$6,922	$(1,129)	(16)%
Business to Consumer	1,965	1,222	743	61%
Loan Center	55	—	55	N/A
Corporate	—	—	—	—

	7,813	8,144	(331)	(4)%
Cost of revenues
Business to Business	3,113	9,082	5,969	66%
Business to Consumer	1,052	2,270	1,219	54%
Loan Center	42	—	(42)	N/A
Corporate	15	—	(15)	N/A

	4,222	11,352	7,130	63%
Gross margin	3,591	(3,208)	6,799	212%
Operating expenses	—
General and administrative
Business to Business	4,999	9,104	4,104	45%
Business to Consumer	1,689	3,372	1,683	50%
Loan Center	68	—	(68)	N/A
Corporate	2,020	4,383	2,363	54%

	8,776	16,859	8,083	48%
Special charges
Business to Business	241	964	723	75%
Business to Consumer	62	—	(62)	N/A
Loan Center	—	—	—	0%
Corporate	—	500	500	N/A

	303	1,464	1,161	79%
Marketing and advertising
Business to Business	286	1,076	790	73%
Business to Consumer	97	398	302	76%
Loan Center	4	—	(4)	N/A
Corporate	18	518	500	97%

	404	1,992	1,588	80%
Depreciation and amortization
Business to Business	585	1,014	428	42%
Business to Consumer	198	375	178	47%
Loan Center	8	—	(8)	N/A
Corporate	1,650	488	(1,162)	(238)%

	2,441	1,877	(564)	(30)%
Other
Business to Business	132	22	(110)	(500)%
Business to Consumer	65	365	300	82%
Loan Center	5	—	(5)	N/A
Corporate	(41)	(25)	16	(64)%

	161	362	201	56%

Total expenses	12,085	22,554	10,469	46%

Loss from operations	$(8,494)	$(25,762)	$17,268	67%

        The following table continues to summarize results of operations of all business segments and the corporate segment for the years ended December 31, 2001 and 2000. These results are also expressed as the dollar amount variance and the percentage variance from the year ended December 31, 2000 to the year ended December 31, 2001.

	Years Ended December 31
	2001	2000	Variance ($)	Variance (%)
	(in thousands)
Loss from operations	$(8,494)	$(25,762)	$(17,268)	(67)%

Gain on sale of marketable equity securities
Business to Business	—	—	—	—
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	—	824	(824)	N/A

	—	824	(824)	N/A
Equity in loss of equity method investee
Business to Business	—	—	—	—
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	(615)	—	(615)	N/A

	(615)	—	(615)	N/A
Income (loss) from derivative instruments
Business to Business	37	—	37	N/A
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	(47)	—	(47)	N/A

	(10)	—	(10)	N/A
Other Interest Income
Business to Business	58	169	111	66%
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	11	22	11	50%

	69	191	122	64%
Loss before income taxes	(9,050)	(24,747)	15,697	63%
Income tax expense
Business to Business	(1)	7	8	114%
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	29	43	14	33%

	28	50	22	44%
Cumulative effect of change in accounting principle
Business to Business	(93)	—	(93)	100%
Business to Consumer	—	—	—	—
Loan Center	—	—	—	—
Corporate	—	—	—	—

	(93)	—	(93)	100%
Net Loss	$(9,171)	$(24,797)	$15,626	63%

        Revenues in fiscal year 2001 decreased at a much lower rate than loan production; for the year ended December 31, 2001, while loan production decreased by 51%, revenues decreased only by 4%. This decrease of 0.3 million is attributable primarily to management's decision to lower loan production volume and focus on higher margin loan products such as the Alt-A and sub-prime loan products.

        The table below summarizes revenues earned by each business segment during the years ended December 31, 2001 and December 31, 2000.

	Years Ended December 31
	2001	2000	Variance ($)	Variance (%)
	(in thousands)
Revenues
Business-to-Business	$5,793	$6,922	$(1,129)	(16)%
Business-to-Consumer	1,965	1,222	743	61%
Loan Center	55	—	55	N/A
Corporate	—	—	—	—

	7,813	8,144	(331)	(4)%

        Revenues for the business-to-business segment in fiscal years 2001 and 2000 consisted primarily of (a) $1.7 and $5.0 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its portfolio for sale, and (b) net gains of $4.1 million and $1.9 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

        The decrease from 2000 to 2001 in total revenues generated by the business-to-business segment is attributable primarily to the segment's deliberate reduction in loan originations in 2001, which reduction was effected to focus the segment's business on loan products such as Alt-A and sub-prime loans. Such products are higher margin products but are typically lower volume, as they require more processing effort on the part of the lender and are not as sought out by as many consumers as lower margin loan products such as conforming loans. The lower loan production volume was somewhat offset by increased revenues resulting from the business-to-business segment's higher margin loan products.

        Revenues for the business-to-consumer segment in fiscal years 2001 and 2000 consisted primarily of $2.0 million and $1.2 million, respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices. The business-to-consumer's increased revenue is primarily attributable to the fact that the business-to-consumer segment, unlike the business-to-business segment, continued to focus its operations on lower margin and higher volume loan products offered by third party lenders. The overall market demand for these products continued to increase in 2001. The business-to-consumer segment was able to capitalize somewhat on this trend and increased its revenue accordingly.

        The loan center's revenue stream is very similar to that of the business-to-consumer segment. Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices. As of December 31, 2001, the total revenue of the loan center segment, which was formed in October 2001, was $55 thousand.

        The corporate segment had no revenues during 2001 and 2000. Management does not expect this segment to generate revenue in the future. The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.

        FiNet has experienced recurring losses and currently projects that such losses will continue during 2002. During 2001, FiNet's new management refined its business plan to (a) focus the business-to-business segment on fewer, higher margin loan products, (b) focus Monument Mortgage's overall operations on fewer states and (c) provide an increased number of "virtual loan centers" to what management believes is a largely untapped market consisting of real estate agents, financial planners and insurance agents.

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

Cost of Revenues and Gross Margin

        The table below summarizes cost of revenues incurred during the years ended December 31, 2001 and 2000 by each business segments:

	Years Ended December 31
			Variance ($)	Variance (%)
	2001	2000
	(in thousands)
Cost of revenues
Business-to-Business	3,113	9,082	5,969	66%
Business-to-Consumer	1,052	2,270	1,218	54%
Loan Center	42	—	(42)	N/A
Corporate	15	—	(15)	N/A

	4,222	11,352	7,130	63%

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

        Cost of revenues for the business-to-business segment decreased $6.0 million, or 66%, to $3.1 million during the year ended December 31, 2001 from $9.1 million for the year ended December 31, 2000. The decrease in cost of revenues was due to the significant decrease in the two primary components of its cost of revenues: warehouse interest expense and production-related personnel expenses. As of December 31, 2001, Monument Mortgage had a warehouse line of credit for the interim financing of mortgage loans of up to $15 million, which caries an interest rate of prime plus 0.75%. This warehouse agreement has no expiration date and will automatically renew on September 17, 2002 unless the agreement is mutually terminated by Monument Mortgage and the warehouse lender prior to that date. FiNet's recorded warehouse interest expense fell in 2001 by approximately 82% from $4.0 million as of December 31, 2000 to $0.8 million as of December 31, 2001.

        Cost of revenues for the business-to-consumer segment primarily includes the cost of personnel attributable to loan production. Cost of revenues for the business-to-consumer segment decreased $1.2 million, or 54%, to $1.0 million during the year ended December 31, 2001 from $2.3 million for the year ended December 31, 2000. The decrease in cost of revenues was due to the discontinuation of the non-profitable business-to-consumer unit located in Pennsylvania and the consolidation of this segment at FiNet's headquarters, located in San Ramon, California.

        Cost of revenues for the loan center segment since its inception in October 2001 totaled $42.0 thousand for the year ended December 31, 2001.

        As a result of its significantly reduced cost of revenues, gross margin increased $6.8 million, or 212%, to $3.6 million from a loss of $3.2 million. As a percentage of revenues, Monument Mortgage expects that its gross margin will remain fairly constant during the next fiscal year as it continues to seek out more efficient and effective processes to maintain its cost structure while increasing its loan production. FiNet cannot guarantee that the expected constancy of its gross margin will be achieved.

        Although the number of loan production-related personnel at the end of 2001 neared the number of production related personnel Monument Mortgage employed at the end of 2000, during fiscal year 2001, Monument Mortgage was operating with a substantially reduced workforce, which reduced its loan production-related personnel expenses by approximately 38% from $4.5 million as of December 31, 2000 to $2.8 million as of December 31, 2001.

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

        The table below summarizes and compares FiNet's consolidated general and administrative expenses incurred during the years ended December 31, 2001 and December 31, 2000.

	Years Ended December 31
			Variance ($)	Variance (%)
	2001	2000
General and Administrative Expenses:
Compensation and Related Expenses	4,446	7,550	3,104	41%
Facilities	332	734	402	55%
Professional Fees	2,193	5,635	3,442	61%
Rent, Utilities, Janitorial and Taxes	1,378	1,765	387	22%
Other General and Administrative	427	1,175	748	64%

Total General and Administrative	8,776	16,859	8,083	48%

        Personnel costs and other general and administrative costs decreased $8.1 million, or 48%, to $8.8 million during the year ended December 31, 2001. The decrease is primarily attributed to a significant decrease in employee headcount from 42 as of December 31, 2000 to 21 as of December 31, 2001. Professional fees decreased $3.4 million, or 61%, to $2.2 million during the year ended December 31, 2001 from $5.6 million in the year ended December 31, 2000. This decrease is attributable to (i) a substantially decreased need for consultants to design and develop FiNet's currently existing websites, as well as its discontinued websites, (iii) a decreased need of consultants who provided information technology support for discontinued websites and employees whose employment was terminated during 2001and (iv) a decreased need of legal expertise related to compliance as in 2001 Monument Mortgage reduced the number of states that it serves from 50 to 30.

        Marketing and Advertising.    Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan products and during 2001 the branding of Homeward Solutions. During 1999 and the earlier part of 2000 Monument Mortgage's primary focus was its retail operations. Therefore, Monument Mortgage initiated a number of marketing relationships designed to attract prospective customers. At the beginning of year 2000, management realigned its strategies and focused instead on wholesale operations; as a result, marketing and advertising expenses related to branding of FiNet.com decreased.

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

        Depreciation and Amortization.    Depreciation and amortization increased $0.5, million or 30%, to $2.4 million during the year ended December 31, 2001 from $1.9 million in the year ended December 31, 2000. The increase was due primarily to management's decision to write-off the remaining unamortized goodwill balance of $0.8 million as a result of its decision to cease the Lowestrate.com operations in August 2001. This goodwill balance was carried on the corporate level. Therefore, the write-off was charged against the corporate segment.

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

        Income Taxes.    As of December 31, 2001, FiNet had approximately $112.0 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2004. A valuation allowance has been recorded for the entire deferred tax asset at December 31, 2001 as a result of uncertainties regarding the realization of the asset due to the lack of FiNet's earnings history.

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

        Gross margin improved by $7.2 million, or 69%, to a loss of $3.2 million from a loss of $10.4 million mainly due to a significant decrease in the loan loss allowance. During 1999, the entire servicing portfolio was sold; thus, additional expenses related to the sale were not incurred during the year ended December 31, 2000.

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

FINANCIAL CONDITION

        Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments. FiNet's stockholders' equity decreased $9.1 million, or 71% to $3.8 million at December 31, 2001 from $12.9 million at December 31, 2000. Stockholders' equity decreased primarily due to FiNet's operating losses of $9.2 million incurred in 2001 and its accumulated losses of $107.2 million.

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

        FiNet, through its $3.0 million investment in CriticalPoint, purchased 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock. The warrants represent four separate agreements to purchase additional shares of CriticalPoint preferred stock. Two warrants to purchase 1,642,519 shares of preferred stock each expire on January 31, 2002 and July 31, 2002. The remaining warrants expire on February 1, 2005. FiNet does not plan to exercise the warrants that are expiring on January 31, 2002 and on July 31, 2002. Accordingly, there will be no impact on FiNet's liquidity and cash reserves during 2002 resulting from the exercise of CriticalPoint warrants.

        Adequate credit facilities and other sources of funding that permit Monument Mortgage's business-to-business segment to fund mortgage loans are essential. Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans. At December 31, 2001, Monument Mortgage had one committed warehouse line facility that provided a $15.0 million borrowing capacity. The average monthly amount outstanding on Monument Mortgage's warehousing facility during 2001 was $12.4 million. This warehousing agreement automatically renews on September 17, 2002, unless it is mutually cancelled by both parties. Monument Mortgage had no other warehousing facility at December 31, 2002. However, management believes that if additional borrowing facilities are needed to fund its operations in the future, Monument Mortgage will be able to obtain the necessary credit facilities. See "Notes to Consolidated Financial Statements—Note 1. Organization and Summary of Significant Accounting Policies" and "—Note 5. Borrowing Arrangements" for additional liquidity and capital resources disclosure on warehouse and other lines of credit.

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

        On February 14, 2002, FiNet was notified by Nasdaq that FiNet's Common Stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days. If FiNet is not able to maintain a stock price of at least $1.00 for the required minimum number of days, it will be determined whether FiNet meets the initial criteria of Nasdaq Marketplace Rule 4310 (c)(2)(A). The initial criteria state, among other things, that the issuer shall have either (i) stockholders' equity of $5 million, (ii) market capitalization of $50 million or (iii) net income of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years to be listed on the Nasdaq SmallCap Market. If FiNet is not able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days but is able to meet the initial listing criteria, Nasdaq has indicated that it will grant an additional 180 calendar day grace period to demonstrate compliance.

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

        We have a limited operating history. Though we were formed in 1989, we did not begin pursuing our current business until 1996. Since 1996, we have further modified our business model, most recently in 2001 when we introduced our Homeward Solutions segment and we began to expand our customer base to real estate agents and financial planners. Accordingly, there is no significant historical basis to assess how we will respond to competitive, economic or technological challenges. In addition, over the past five years we have incurred losses that are attributable to our changing business model such as losses from discontinued operations, which, as of December 31, 2001, amounted to $18.5 million. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like FiNet and Monument Mortgage, which operate in the new and rapidly developing online mortgage services industry. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.

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

        Monument Mortgage depends on automated underwriting and other services offered by government sponsored and other mortgage bankers and investors, including Fannie Mae's Desktop Underwriter, which accounted for approximately 16% of our loan volume in fiscal year 2001, Freddie Mac's Loan Prospector, which accounted for approximately 8% of our loan volume in fiscal year 2001, GMAC/RFC's AssetWise, which accounted for approximately 25% of our loan volume in fiscal year 2001, and Countrywide's CLUEs, which accounted for approximately 10% of our loan volume in fiscal year 2001. These services help ensure that Monument Mortgage's mortgage services can be offered efficiently and timely.

        Monument Mortgage currently has an agreement with Countrywide that allows the use of their automated underwriting services and enables Monument Mortgage to sell them qualified first mortgages. In fiscal year 2001, Monument Mortgage expects to continue to process a significant portion of its Alt-A and sub-prime loans using the Countrywide CLUEs system. However, Monument Mortgage's agreements with Countrywide, Fannie Mae and any other mortgage investors can be terminated by either party at any time. There is a risk that Monument Mortgage will not remain in good standing with Countrywide, and other significant providers of automated underwriting systems and our relationship with them will be terminated. The termination of Monument Mortgage's agreement with any providers of underwriting systems would materially adversely impact Monument Mortgage's ability to originate loans.

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

If demand for mortgages decreases, FiNet's business could suffer.

        Demand for mortgages is typically adversely affected by periods of economic slowdown, recession or rising interest rates, declining demand for consumer credit, declining home sales, declining real estate values and decreased ability of borrowers to make loan payments. These factors tend to decrease the demand for mortgage loans of the type originated by Monument Mortgage. Because FiNet's revenues are generated almost exclusively by Monument Mortgage's mortgage lending and mortgage brokering operations, these changes would likely have a material adverse affect on FiNet's business, results of operations and financial condition.

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

If Monument Mortgage is unable to differentiate itself from competition in the mortgage industry, its business prospects could be harmed.

        The residential mortgage loan business is highly competitive and, because the barriers to entry are minimal, Monument Mortgage expects competition to intensity within both the traditional mortgage banking and the online mortgage market. Monument Mortgage currently competes with a variety of other companies offering mortgage services, including: E-Loan, Inc., and LendingTree.com.

        Many of Monument Mortgage's mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than Monument Mortgage does. Some of Monument Mortgage's online competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of Monument Mortgage's competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many of our competitors have greater name recognition and more extensive customer bases and can offer more attractive terms to customers, including more aggressive loan pricing policies. Monument Mortgage cannot be sure that it will be able to compete successfully against current and future competitors. If Monument Mortgage is unable to do so it will have a material adverse effect on its business, results of operations and financial condition.

If Monument Mortgage fails to maintain credit facilities to finance mortgage-lending activities, Monument Mortgage's growth prospects could be severely limited.

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

Monument Mortgage may be obligated to repurchase loans originated for and sold to investors and brokered to third party lenders, which could materially adversely affect FiNet's operating results.

        There is a risk that Monument Mortgage will not have sufficient funds to repurchase loans upon demand or that such repurchases will have a material adverse effect on its business, results of operations and financial condition. Under agreements with some of Monument Mortgage's lenders and loan purchasers, such parties may require Monument Mortgage to either purchase or repurchase loans that Monument Mortgage originated for them or they purchased from Monument Mortgage in the event of material misrepresentations by Monument Mortgage or any inaccuracies found in the borrowers' loan documents. As a result of business-to-business segment repurchases or business-to-consumer purchases, Monument Mortgage occasionally is required to hold foreclosed residential real estate in inventory until it can be resold. Future foreclosures could have a material adverse effect on Monument Mortgage's business, results of operations and financial condition. If interest rates rise and the economy declines, the rate of mortgage loan foreclosures may rise. Depending on the circumstances of the transaction, Monument Mortgage may or may not be able to sell the property for more than the outstanding loan balance. As of December 31, 2001, Monument Mortgage held loans that were in foreclosure in the approximate aggregate principal amount of $0.8 million.

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

        Though FiNet has reduced the number of its full-time employees by 36% from 126 as of February 29, 2000 to 81 as of March 15, 2002, FiNet will need to hire additional personnel to expand the operations of its business-to-business, business-to-consumer and loan center segments. To do so, FiNet will need to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing, customer service and professional personnel. Competition for such employees can be intense, and there is a risk that FiNet will not be able to successfully attract, assimilate or retain sufficiently qualified personnel, in part because of our past reductions in force, as well as due to the risk factors stated in this report. If FiNet fails to hire, retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, FiNet's business, results of operations and financial condition could be materially adversely affected.

If certain lawsuits filed against FiNet and Coastal are successfully litigated against them, FiNet may have to pay damages arising from the now-discontinued operations of Coastal.

        In April 1998, FiNet acquired Coastal Federal Mortgage. Although the operations of this business unit were discontinued in April 1999, lawsuits that may adversely affect FiNet have been filed against FiNet and Coastal relating to Coastal's now-discontinued operations. If such lawsuits are successfully litigated against FiNet and Coastal, FiNet may have to pay damages to the plaintiffs in each of the cases, which payments could have a material adverse effect on FiNet's business, results of operations and financial condition. For more information regarding the litigation involving FiNet and Coastal see "Item 3. Legal Proceedings."

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

        If FiNet's equity-method investee will not be able to improve its financial position, FiNet's share of the monthly equity-method losses will continue to exist and/or increase. Although, this has no impact on FiNet's cash position, FiNet's results of operations and financial condition could be materially adversely affected. Equity-method losses reduce FiNet's underlying investment balance until the recorded basis is reduced to zero. As of December 31, 2001, FiNet's basis in equity-method investment was $2.2 million. As of December 31, 2001, FiNet had recorded losses of $0.7 from its investment in CriticalPoint.

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

        On February 14, 2002, FiNet was notified by Nasdaq that FiNet's Common Stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days. If FiNet is not able to maintain a stock price of at least $1.00 for the required minimum number of days, it will be determined whether FiNet meets the initial listing criteria of Nasdaq Marketplace Rule 4310(c)(2)(A). The continued listing criteria state, among other things, that the issuer shall have either (i) stockholders' equity of $2.5 million, (ii) market capitalization of $35 million or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years to be listed on the Nasdaq SmallCap Market. If FiNet is not able to maintain a stock price of at least $1.00 for a minimum of 10 consecutive trading days but is able to meet the initial listing criteria, Nasdaq has indicated that it will grant an additional 180 calendar day grace period to demonstrate compliance.

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

        To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding and by utilizing hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loans sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund. Forward sales are sales of loans with settlement dates more than five days in the future. Before entering into hedging transactions, an analysis is made of the loans with committed interest rates. This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction. Monument Mortgage had mandatory and optional forward commitments with institutions that it believes are sounds credit risks at December 31, 2001 and 2000 aggregating $9,962,000 and $19,700,000 respectively. These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $9,260,000, and $40,574,000 as of December 31, 2001 and 2000, respectively, and the pipeline loans for which interest rates were committed of $4,047,000 and $18,934,000, respectively.

        Monument Mortgage constantly seeks to control the volatility of its earnings due to changes in interest rates through its implemented hedging process. Monument Mortgage believes that its hedging program provides a cost effective, high level of protection. An effective hedging program is highly complex and no hedging strategy can completely shield Monument Mortgage against results of interest rate fluctuations. Monument Mortgage believes that its gross margin would not be materially effected by interest rate fluctuations as a result of its hedging policy and due to the short duration of time between it commits to originate a loan at a specific rate and the time such loan is priced for sale on the secondary market.

        As part of its interest rate risk management process, the Company analyzes the net financial impact of changes in interest rates on its business. Interest rate movements impact the volume of closed loans and represent the primary component of market risk to the Company. In a higher interest rate environment, consumer demand for mortgage loans generally declines. Interest rate movements affect the interest income earned on loans held for sale, interest expense on the warehouse line payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans.

        The Company attempts to minimize the interest rate risk associated with the time lag between when loans are rate-locked and when they are committed for sale or exchanged in the secondary market, through hedging activities. Individual mortgage loan risks are aggregated by note rate, mortgage loan type and stage in the pipeline, and are then matched, based on duration, with the appropriate hedging instrument, thus mitigating basis risk until closing and delivery. The Company currently hedges the mortgage pipeline utilizing forward sales of mortgage-backed securities and forward whole-loan sale agreements with the ultimate investor. As of December 31, 2001, the Company does not believe that their gross profit would be materially affected as a result of concurrent changes in long-term and short-term interest rates due to the short duration of time loans are hold on the balance sheet prior to being sold to secondary market loan purchasers (on average under thirty days).

        See "Notes to Consolidated Financial Statements—Note 4. Risks and Uncertainties" for additional quantitative and qualitative disclosure about market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Report of Management
Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and the eight months ended December 31, 1999 and for the fiscal year ended April 30, 1999
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999 (unaudited), the eight months ended December 31, 1999 and fiscal year ended April 30, 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (unaudited), the eight months ended December 31, 1999 and the fiscal year ended April 30, 1999
Notes to Consolidated Financial Statements

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

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
				Paid In Capital	Common Stock Subscription	Accumulated Comprehensive Income	Retained Earnings (Deficit)	Total Capital
	Shares	Amount	Subscribed
Balance April 30, 1998	2,671	$321	$—	$13,675	$—	$—	$(10,637)	$3,359
Issue of common shares:
Private placements of common shares	2,845	341	—	28,196	—	—	—	28,537
Costs of equity offerings	—	—	—	(762)	—	—	—	(762)
In connection with acquisitions:
Mical Mortgage, Inc.	39	5	—	1,798	—	—	—	1,803
Interloan.com	8	1	—	74	—	—	—	75
Real Estate Office Software	4	—	—	246	—	—	—	246
Conversion of convertible subordinated debentures	794	95	—	5,405	—	—	—	5,500
Warrants exercised	94	11	—	1,410	—	—	—	1,421
Stock options exercised	32	4	—	22	—	—	—	26
Employee/other compensation	67	8	—	1,120	—	—	—	1,128
Paid in capital related to imputed interest on issue of convertible debentures	—	—	—	423	—	—	—	423
Paid in capital and in-substance dividend on preferred stock	—	—	—	705	—	—	(705)	—
Warrants issued with subordinated convertible debentures	—	—	—	269	—	—	—	269
Warrants issued upon conversion of debentures	—	—	—	739	—	—	—	739
Issue of preferred stock	—	—	—	2,500	—	—	—	2,500
Costs of preferred stock issue	—	—	—	(214)	—	—	—	(214)
Redemption of preferred stock	—	—	—	(2,500)	—	—	—	(2,500)
Warrants issued for services	—	—	—	676	—	—	—	676
Net loss	—	—	—	—	—	—	(36,538)	(36,538)

Balance April 30, 1999	6,553	786	—	53,782	—	—	(47,880)	6,688
Issue of common shares:
Private placements of common shares	922	111	—	41,890	—	—	—	42,001
Costs of equity offerings	—	—	—	(729)	—	—	—	(729)
In connection with acquisitions:
Homeseekers	50	6	—	1,457	—	—	—	1,463
Lowestrate	47	6	—	1,815	—	—	—	1,821
Warrants/stock options exercised	177	21	—	2,152	—	—	—	2,173
Employee/other compensation	38	4	—	576	—	—	—	580
Other comprehensive income	—	—	—	—	—	1,704	—	1,704
Net loss							(25,328)	(25,328)

Balance December 31, 1999	7,787	934	—	100,943	—	1,704	(73,208)	30,373
Issue of common shares:
Private placements of common shares	1,542	74	—	7,326	—	—	—	7,400
Warrants issued for services	—	—	—	659	—	—	—	659
Stock options exercised	96	12	—	797	—	—	—	809
Employee/other compensation	40	4	—	116	—	—	—	120
Other comprehensive income	—	—	—	—	—	(1,704)	—	(1,704)
Net Loss							(24,797)	(24,797)

Balance December 31, 2000	9,465	1,024	—	109,841	—	—	(98,005)	12,860
Issue of common shares:
Costs in connection with equity offerings	—	—	—	(3,103)	—	—	—	(3,103)
Warrants issued for equity offering services	—	—	—	3,103	—	—	—	3,103
Stock options exercised	17	—	—	14	—	—	—	14
Employee/other compensation	41	5	—	70	—	—	—	75
Net Loss							(9,171)	(9,171)

Balance December 31, 2001	9,523	$1,029	$—	$109,925	$—	$—	$(107,175)	$3,779

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31			Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999	1999
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,171)	$(24,797)	$(49,392)	$(25,328)	$(36,538)
Cumulative effect of change in accounting principle	93	—	—	—	—

Loss from continuing operations	(9,078)	(24,797)	(49,392)	(25,328)	(36,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,441	1,877	1,602	826	2,476
Imputed interest from convertible debentures	—	—	267	—	2,502
Asset valuation adjustments	303	1,771	5,786	989	4,958
Gain on sale of mortgage servicing rights	—	—	—	—	(420)
Gain on sale of marketable securities	—	(824)	(366)	(366)	—
Equity in losses of equity-method investee	615	—	—	—	—
Expenses paid by issuance of common stock or warrants	21	671	1,974	—	1,804
Loss from derivative transactions	10	—	—	—	—
Expense from warrants issued upon conversion of debentures	—	—	739	—	739
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,859)	10,103	(10,403)	(10,003)	—
(Increase) decrease in mortgage loans held for sale	31,569	38,716	(6,691)	(45,253)	71,596
(Increase) decrease in receivables	280	1,527	3,565	591	23,911
(Increase) decrease in originated mortgage servicing rights	—	—	—	—	382
(Increase) decrease in other assets	(617)	296	374	(121)	724
Increase (decrease) in accounts payable and accrued expenses	(792)	(2,946)	1,946	3,703	(6,175)
Other operating	—	—	—	(322)	309

Net cash used in operating activities	22,893	26,394	(50,599)	(75,284)	66,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of mortgage servicing rights	—	420	1,919	1,984	1,509
Proceeds on sale of marketable securities	—	1,794	872	872	—
Purchase of furniture, fixtures and equipment	(98)	(1,165)	(4,760)	(4,338)	(338)
Proceeds from sale of furniture, fixtures and equipment	16	—	—	—	—
Investment in equity method investee	(3,009)	—	—	—	—
Acquisition of purchased technology and intangibles	—	—	—	—	(481)
Cash acquired in acquisition	—	—	(176)	—	185

Net cash provided by (used in) investing activities	(3,091)	1,049	(2,145)	(1,482)	875
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	7,190	56,381	41,852	27,775
Proceeds from issuance of convertible preferred stock	—	—	—	—	2,286
Proceeds from issuance of convertible debt	—	—	—	—	1,384
Proceeds from advances on note payable and line of credit	—	—	—	—	1,400
Proceeds from the exercise of common stock warrants and options	—	797	2,630	2,173	1,447
Redemption of convertible debt	—	—	(1,500)	—	(1,500)
Redemption of convertible preferred stock	—	—	(2,500)	—	(2,500)
Repayment of note payable, capitalized leases and line of credit	—	(71)	(1,320)	(250)	(3,732)
Net increase (decrease) in warehouse borrowings	(27,630)	(44,531)	10,261	47,415	(91,494)

Net cash provided by financing activities	(27,616)	(36,615)	63,952	91,190	(64,934)

Net increase (decrease) in cash	(7,814)	(9,172)	11,208	14,424	2,209
Cash at beginning of period	9,454	18,626	7,418	4,202	1,993

Cash at end of period	$1,640	$9,454	$18,626	$18,626	$4,202

Supplemental disclosures:
Interest paid	$733	$3,852	$830	$625	$6,812
Taxes paid	$28	$50	$70	$65	$2

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

Cash and cash equivalents

        Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase. At December 31, 2001 FiNet carried $1,640,000 as immediately available cash and $2,159,000 as restricted cash. FiNet deposited $1,149,000 of restricted cash and obtained two certificates of deposit from its primary bank in accordance with agreements related to required surety bond coverage. FiNet also deposited $810,000 of restricted cash into Monument Mortgage's primary warehouse lender's bank in accordance with the mutually signed warehousing agreement. FiNet's restricted cash balance also includes $200,000 relating to a stand-by letter-of-credit required in connection with FiNet's San Ramon office lease. At December 31, 2000, FiNet had restricted cash of $300,000 related to a stand by letter-of-credit, which FiNet had to maintain in accordance with its San Ramon office lease agreement.

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

Transfers of Financial Assets

        In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 140 ("SFAS 140"), "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces Statement No. 125 (of the same title). Although SFAS 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial assets it controls and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the standard. As required, FiNet applied the new rules prospectively to transactions consummated beginning in the second quarter of 2001. The adoption of this statement did not have an impact on FiNet's financial statements as Monument Mortgage does not engage in securitization activities and continues to record loan sales at the point of sale which is when control is surrendered.

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

        At the date of adoption of SFAS 133, on January 1, 2001, FiNet recorded a loss of $93,000 as a transition adjustment, which includes the fair value of mandatory forward contracts for which hedge accounting was not elected.

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

New accounting standards

        SFAS Nos. 141 and 142.    In July 2001, the FASB issued SFAS No. 141 "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 141 in their fiscal year beginning after January 1, 2002. As discussed in Note 3, FiNet's investment in CriticalPoint occurred after July 1, 2001 and the related goodwill associated with this transaction is not amortized and is reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is to be adopted in its entirety in fiscal years beginning after January 1, 2002. Management does not believe that implementation of SFAS No. 141 or SFAS No. 142 will have a material impact on FiNet's Consolidated Statements of Operations.

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

        On August 20, 1999, FiNet acquired certain operations and assets of Lowestrate.com, Inc. ("Lowestrate"). The assets included the trademark "Lowestrate.com" and the related website and certain equipment and software. The acquired assets and operations were being used in FiNet's wholly owned subsidiary, Monument Mortgage's business-to-consumer segment. The purchase price of the acquired assets was 116,667 shares of FiNet's common stock, 46,667 of which were issued at closing and valued at approximately $1,820,000. Including expenses, the total purchase price of these assets and operations was $2,325,000 and was recorded as goodwill using the purchase method accounting with an amortization period of 36 months. Amortization expense for the year ended December 31, 2001 and 2000 totaled $1,362,000 and $723,000. For the eight months ended December 31, 1999, the amortization expense totaled $240,000. The remaining 70,000 shares were escrowed subject to release to the seller upon the satisfaction of certain contingencies. The value of the escrowed shares were recorded as additional purchase price and added to goodwill once these contingencies were removed. On August 25, 2000, 35,000 shares valued at $275,000 were released from escrow to the seller and the remaining 35,000 shares valued at $48,000 were released from escrow on January 8, 2001. Additionally, certain ancillary agreements were entered into in connection with the acquisition, including a $500,000 non-interest-bearing loan to the seller secured by 16,667 of the escrowed shares and consulting and employment agreements with the seller. As this loan was solely secured by the seller's interest in 16,667 shares of FiNet's common stock, the reduction in market value of the underlying collateral during 2000 resulted in the write-down of this loan balance which was included in "Special charges" within the Consolidated Statements of Operations during the year ended December 31, 2000.

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

        FiNet currently holds all Series D preferred stock of CriticalPoint. The holder of each share of Series D preferred stock has the right to a number of votes equal to the number of shares of CriticalPoint's common stock issuable upon conversion of the Series D preferred stock. The Series D preferred generally votes with the common stock on all matters except as otherwise required by law. As of December 31, 2001, FiNet controlled approximately 29% of the voting power of CriticalPoint's stockholders.

        The Series D preferred stock is convertible into shares of common stock (a) at any time upon the election of the holders of Series D preferred stock or (b) automatically immediately prior to the initial public offering of CriticalPoint's common stock in which the net proceeds are equal to or greater than $20.0 million. The Series D preferred stock is currently convertible into common stock at a conversion ratio of 1 to 1. Such conversion ratio is subject to adjustment based on the terms of the stock purchase agreement pursuant to which FiNet acquired the Series D preferred stock.

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

        At December 31, 2001, FiNet's potential beneficial ownership interest in the investee was (a) 40.0%, assuming the conversion of all preferred shares into common stock and the exercise of all warrants and stock options and (b) 26.0%, assuming the warrants are not exercised.

        The summarized unaudited balance sheet of FiNet's equity-method investee, CriticalPoint Software, (one month in arrears) is as follows:

November 30 2001
Balance Sheet—CriticalPoint Software
Current assets	$1,461,000
Non-current assets	237,000
Current liabilities	106,000
Noncurrent liabilities	—
Stockholders' Equity	1,592,000

        The summarized unaudited statement of operations information of FiNet's equity-method investee, CriticalPoint Software (one month in arrears) is as follows:

11 Months Ended November 30 2001
Income Statement—CriticalPoint Software
Revenues	$25,000
Net Loss	(1,964,000)

        The difference between FiNet's equity method investment basis in CriticalPoint and the underlying equity of CriticalPoint shown above primarily represents the excess of FiNet's consideration paid for their investment in CriticalPoint above CriticalPoint's recorded equity at the time of FiNet's investment. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," such goodwill is no longer amortized for acquisitions such as the CriticalPoint investment transacted after July 1, 2002. In accordance with SFAS No. 142, FiNet will review annually, or more frequently if impairment indicators arise, the goodwill related to their CriticalPoint investment for impairment.

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

        SFAS No. 123 pro forma disclosure.    FiNet has elected to follow APB No. 25, and related interpretations, to account for its stock-based compensation, which requires compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Compensation expense recognized in income under APB No. 25 for the years ended December 31, 2001, 2000, the eight months ended December 31, 1999, and for the fiscal year ended April 30, 1999, were $0, $47,260, $184,174 and $0, respectively.

        SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, FiNet will continue to apply the existing accounting rules under APB

No. 25 and provide pro forma net income and pro forma earnings per share (EPS) disclosures for stock-based awards made during the year ended December 31, 2001 as if the fair-value-based method defined in SFAS No. 123 had been applied. Had FiNet's stock option and stock purchase plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
	(in thousands, except for per share data)
Pro Forma Statement of Operations
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
	(in thousands, except for per share data)
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

        The following table summarizes stock option plan activity for the year ended December 31, 2001, 2000, and eight months ended December 31, 1999, and fiscal year ended April 30,1999:

	Options	Exercise Price	Weighted Average Exercise Price
Employee Stock Option Summary
Outstanding at May 1, 1998	61,490	$0.76-66.00	$13.80
Granted	635,043	6.00-39.00	11.88
Exercised	(31,920)	0.72-9.00	0.84
Expired/Cancelled	(38,572)	6.00-39.00	14.28
Outstanding at April 30, 1999	626,041	0.72-66.00	12.36
Granted	454,853	12.36-109.56	28.56
Exercised	(19,826)	6.00-13.56	8.52
Expired/Cancelled	(71,499)	9.00-80.28	30.72
Outstanding at December 31, 1999	989,569	0.72-109.56	18.60
Granted	385,949	4.13-22.13	12.17
Exercised	(95,547)	0.72-12.37	8.41
Expired/Cancelled	(680,558)	6.76-109.50	21.31
Outstanding at December 31, 2000	599,413	0.72-80.26	12.95
Granted	3,324,500	0.50-2.26	0.88
Exercised	(16,406)	0.88	0.88
Expired/Cancelled	(1,714,845)	0.72-80.26	4.13
Outstanding at December 31, 2001	2,192,662	$0.50-80.26	$1.61

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

NOTE 9.    STOCKHOLDERS' EQUITY

        The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2001	Weighted Average Exercise Price
$0.5000-$0.7200	195,417	9.58	$0.6665	32,291	$0.7200
$0.7500-$0.7500	300,000	9.77	$0.7500	75,000	$0.7500
$0.8000-$0.8000	76,562	9.52	$0.8000	9,062	$0.8000
$0.8750-$0.8750	902,375	9.23	$0.8750	421,146	$0.8750
$0.9000-$0.9000	6,875	9.29	$0.9000	2,500	$0.9000
$0.9100-$0.9100	450,000	9.45	$0.9100	168,749	$0.9100
$1.0000-$15.3720	245,393	8.68	$5.6276	107,933	$6.1194
$17.2560-$51.7560	11,666	7.70	$24.7852	8,954	$24.5913
$54.0000-$54.0000	4,166	1.07	$54.0000	4,166	$54.0000
$80.2560-$80.2560	208	7.40	$80.2560	130	$80.2560
$0.5000-$80.2560	2,192,662	9.31	$1.6115	829,931	$2.0811

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

NOTE 11.    DISCONTINUED UNITS

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

        At December 31, 2001, FiNet has federal net operating loss carryforwards ("NOLS") of approximately $112 million that expire in the years 2004 through 2021. FiNet has significantly smaller state net operating loss carryforwards, which expire in the years 2002 through 2021. The Company also has a federal and state capital loss carryforwards of approximately $53,000, which expires in the year 2005. Due to ownership changes, these carryforwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of a significant portion of the NOLS before full utilization.

NOTE 13.    NON-CASH INVESTING AND FINANCING ACTIVITIES

        The following table presents non-cash investing and financing information for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and for the fiscal year ended April 30, 1999 (in thousands):

	Years Ended December 31		Eight Months Ended December 31	Fiscal Year Ended April 30
	2001	2000	1999	1999
Common stock and warrants issued for services	$3,124	$960	$1,804	$580
Common stock issued to purchase certain assets and operations of Lowestrate.com	52	—	1,821	—
Common stock issued to purchase the remaining 50% interest of a joint venture not already owned	—	—	1,463	—
Common stock issued for purchased technology and intangibles	—	—	—	320
Warrants issued upon conversion of convertible debt	—	—	—	739
Common stock issued upon debenture conversion	—	—	—	5,500
In-substance dividend on preferred stock discount	—	—	—	705
3% convertible debenture discount	—	—	—	423
Acquired in acquisition:
Fixed assets	—	—	—	505
Mortgages held for sale	—	—	—	84,598
Other assets	—	—	—	3,995
Accounts payable and other accrued expenses	—	—	—	9,829
Debt	—	—	—	82,634

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

        In June 2001, Dan Rawitch was named interim Chief Executive Officer of FiNet. FiNet and Mr. Rawitch agreed upon a compensation plan consisting of a base salary of $16,000 per month and an immediate grant of options to purchase 450,000 shares of Common Stock of FiNet at an exercise price of $0.91 per share, with 25% of such options vesting immediately and 75% vesting quarterly over a three-year period.

        Diogo Abreu, a current director of FiNet, is currently party to an oral consulting agreement with FiNet that provides for monthly cash compensation of $15,000 and the payment of certain living expenses by FiNet on behalf of Mr. Abreu. During 2001, Mr. Abreu earned cash compensation of $180,000 ($60,000 of which FiNet has paid, and $120,000 of which is currently outstanding indebtedness of FiNet) and had approximately $85,000 in living expenses paid on his behalf by FiNet in addition to travel and business expense reimbursements.

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

        The corporate unit focuses on consolidation and administrative activities in order to maintain its existence as a public entity. Anything not directly related to any of the three revenue generating segments is included in the corporate segment's total results. Losses allocated to the corporate segment represent charges such as monthly goodwill amortization and a goodwill charge-off related to the Lowestrate acquisition and other expenses incurred by the the parent Company (i.e., FiNet). FiNet began operations in its loan center segment during fiscal year 2001. Accordingly, segment information for earlier periods has not been restated, and segment information for fiscal year 2001 includes information for all segments.

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

Name of Director/Nominee	Age	Principal Occupation	Director Since
L. Daniel Rawitch	43	Chief Executive Office, Co-Vice Chairman of the Board	1995
S. Lewis Meyer, Ph.D.	57	Chairman of the Board	1997
Stephen J. Sogin, Ph.D.	60	Venture Capitalist	1990
Diogo Abreu	36	Co-Vice Chairman of the Board and Consultant	2001
William D. Dallas	46	Chairman and CEO of Affinity Corporation	2002
Mário Filipe Moreira Leite da Silva	30	Finance Director of Financim—Financiamentos Mobilários, S.G.P.S., S.A.	2002

        There is no family relationship between any of the directors or executive officers of FiNet. The Restated Certificate of Incorporation and Bylaws of FiNet contain provisions eliminating or limiting the personal liability of directors for violations of a director's fiduciary duty to the extent permitted by the Delaware General Corporation Law.

        L. Daniel Rawitch has served as Chief Executive Officer since May 2001, as a director since May 1995 and as Vice Chairman of the Board since May 1999 and Co-Vice Chairman since June 2001. He also served the Company in various other positions, including as a consultant to the Company in the development of the Homeward Solutions division of Monument Mortgage, Inc., the Company's wholly owned subsidiary, from March 2001 until May 2001, President of the Company from October 1998 to May 1999 and as its Chief Executive Officer from May 1995 to October 1998. Prior to joining the Company, he served as Chief Executive Officer of Residential Pacific Mortgage, Inc., from 1989 until the Company acquired it in August 1994.

        S. Lewis Meyer has served as Chairman of the Board since October 2001 and as a director since January 1997. From June 1993 until December 2001, Dr. Meyer served as President and Chief Executive Officer of Imatron, Inc., a company engaged in designing, manufacturing and marketing a high performance electron beam tomography scanner. Imatron was a publicly held company that was acquired by General Electric Medical Systems in December 2001. From April 1991 until joining Imatron, Dr. Meyer was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto, he was Founder, President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services), a developer and operator of diagnostic imaging and treatment centers. Dr. Meyer received his B.S. degree in physics from the University of the Pacific and his M.S. and Ph.D. degrees in physics from Purdue University. Dr. Meyer is Chairman of the Board of Directors of Positron Corporation, Houston, Texas. Until 1998, Dr. Meyer was a member of the Board of Directors of the American Electronics Association (AEA) and until 1999, he was a member of the board of BSD Medical Corporation.

        Stephen J. Sogin has served as a director since March 1990 and served as the Company's acting Chief Executive Officer in January 2000. Dr. Sogin is a venture capitalist. From December 1984 until January 1995, he was a general partner of Montgomery Medical Ventures. In July 1997, Dr. Sogin consented to a cease and desist order issued by the SEC involving his late filing of Forms 3, 4 and 5, which he was required to file in his capacity as a general partner of Montgomery Medical Ventures II. None of the SEC's findings involve charges that Dr. Sogin received improper gains or personal benefits as a result of these violations. Dr. Sogin has advised the Company that the trades in question were conducted by the partnership (Montgomery Medical Ventures II) and he executed none of these trades personally. Dr. Sogin is a member of the Board of Directors of Osteotech, Inc. Dr. Sogin received his B.S., M.S. and Ph.D. degrees in microbiology from the University of Illinois.

        Diogo Abreu has served as a director and Co-Vice Chairman of the Board since June 2001. From April 1990 to April 2001, Mr. Abreu occupied several positions at Banco Espirito Santo de Investimento, S.A. ("BESI"), a Portuguese-based investment bank. As a Managing Director and Member of the Executive Board of Directors for BESI, he headed the Private Equity Group of Banco Espirito Santo Group ("GBES"), which managed in excess of $100 million. Prior to that, Mr. Abreu headed the Equity Capital Markets Group for BESI and ESD, the GBES broker-dealer on the Lisbon Stock Exchange. Additionally, Mr. Abreu was co-responsible for several GBES investment banking-related acquisitions in Spain. Mr. Abreu holds a degree in Business Administration from Universidade Católica Portuguesa, in Lisbon, Portugal. Currently, Mr. Abreu has served as a consultant to the Company on financial and investment matters since November 2000.

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

        Mário Filipe Moreira Leite Da Silva has served as a director since April 2002, when the Board appointed him. Presently, Mr. Silva is the Finance Director of Financim—Financiamentos Mobilários, S.G.P.S., S.A., an investment holding company. He is also Professor of Analytical Accountancy and Managing Control in the Company Development Course of Universidade Católica Portuguesa. From May 2001 to April 2002 Mr. Silva was Finance and Organization Director of Imediata Group, an Amorim Group company. The Amorim Group is a Portuguese cork manufacturer. As Controller/Finance Director in Grundig Auto Rádio Portugal, S.A. from October 1999 to May 2001, Mr. Silva was responsible for the management of the finance department of this international provider of audio and video equipment. From October 1996 to September 1999 he worked with PricewaterhouseCoopers-Auditores e Consultores, first as a Finance Auditing and Economic Consultant and then as Team Manager of the Auditing Department. From September 1995 to October 1996 he was a Finance Analyst in the Research Area of Banco Nacional de Crédito Imobiliário. Mr. Silva holds a degree in Economics and a Masters Degree in Entrepreneurial Sciences, both from Porto University.

Executive Officers of the Registrant

        The following table sets forth certain information regarding FiNet's executive officers as of March 15, 2002:

Name	Age	Position
L. Daniel Rawitch	43	President, Chief Executive Officer, Member of the Board of Directors
Matthew M. Soto	58	Executive Vice President, President Monument Mortgage

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

Name	Number of Late Reports	Type and Date of Report	Number of Transactions
L. Daniel Rawitch	1	Form 4/July 16, 2001	1

ITEM 11.    EXECUTIVE COMPENSATION

        Effective November 9, 1999, the Company changed its fiscal year end from April 30 to December 31. The following table provides certain summary information concerning the compensation received for services rendered to the Company during the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2000, the calendar year ended December 31, 1999, and the fiscal year ended April 30, 1999 by: (i) the Company's current Chief Executive Officer; (ii) the Company's former Chief Executive Officer, who resigned during the last fiscal year; and (iii) the Company's other most highly compensated executive officers whose aggregate compensation for the year ending December 31, 2001 exceeded $100,000, and who were serving as executive officers of the Company on December 31, 2001. These people are referred to as the "Named Executive Officers."

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Position				Securities Underlying Options (#)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)
L. Daniel Rawitch President and Chief Executive Officer	Fiscal 2001 Fiscal 2000 Calendar 1999	180,000 89,250 162,500	— — —	455,000 — —	63,496 — 6,497	[1] [2]
Rick Cossano President and Chief Executive Officer	Fiscal 2001 Fiscal 2000 Calendar 1999	187,500 345,170 —	6,250 100,000 —	500,000 — 250,000	187,500 — —	[3]
Michael Quinn Senior Vice President, Capital Markets	Fiscal 2001 Fiscal 2000 Calendar 1999	190,000 133,846 —	7,500 11,667 —	250,000 10,417 —	— — —
Rob Katz Chief Technology Officer	Fiscal 2001 Fiscal 2000 Calendar 1999	175,000 132,500 —	10,000 2,500 —	250,000 29,166 —	— — —

(1)
Includes (i) $54,246 in commissions earned on retail lending and brokering of loans to third party lenders and (ii) $9,250 in Non-employee Director's fees earned from January 1, 2001 until May 24, 2001, prior to becoming Chief Executive Officer.

(2)
Represents deferred compensation earned in 1998 but paid in 1999.

(3)
Mr. Cossano resigned effective May 25, 2001. Other compensation reflects separation pay.

Option Grants in Last Fiscal Year

        The following table provides certain summary information regarding stock options granted to the Named Executive Officers during the fiscal year ending December 31, 2001.

	Individual Grants
			Percent of Total Options Granted to Employees in Fiscal Year[1]
	Number of Securities Underlying Options Granted(#)						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[2]
					Market Price on Date of Grant ($/share)
Name				Exercise Price ($/share)		Expiration Date
							0% ($)	5% ($)	10% ($)
L. Daniel Rawitch	450,000 5,000	[6]	14.8% 0.2%	.910 ..637	.910 ..750	6/12/11 1/1/11	— 565.00	257,532.35 2,923.35	652,637.54 6,541.53
Rick Cossano[3]	500,000		16.4%	.875	.875	3/26/11	—	—	—
Rob Katz[4]	250,000		8.2%	.875	.875	3/26/11	—	—	—
Michael Quinn[5]	250,000		8.2%	.875	.875	3/26/11	—	—	—

(1)
Based on 3,054,500 shares of Common Stock issuable upon exercise of options granted to employees during 2001.

(2)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 0%, 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

(3)
Pursuant to Mr. Cossano's resignation, unvested options to purchase 374,105 shares of Common Stock were cancelled on May 25, 2001. The remaining vested options to purchase 125,895 shares of Common Stock held by Mr. Cossano expired on August 24, 2001.

(4)
Pursuant to Mr. Katz's resignation, unvested options to purchase 140,625 shares of Common Stock were cancelled on January 9, 2002. The remaining vested options to purchase 109,375 shares of Common Stock held by Mr. Katz expired on April 9, 2002.

(5)
Pursuant to Mr. Quinn's resignation, unvested options to purchase 140,625 shares of Common Stock were cancelled on February 15, 2002. The remaining vested options to purchase 109,375 shares of Common Stock held by Mr. Quinn expired on May 15, 2002.

(6)
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

        The Company did not make any awards during the fiscal year ended December 31, 2001 to any of the Named Executive Officers under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, other than stock options.

        The Company did not maintain, during the fiscal year ended December 31, 2001, any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or years of service.

Employment Agreements

        In June 2001, Dan Rawitch was named interim Chief Executive Officer of the Company. The Company and Mr. Rawitch agreed upon a compensation plan consisting of a base salary of $16,000 per month and an immediate grant of options to purchase 450,000 shares of Common Stock of the Company at an exercise price of $0.91 per share, with 25% of such options vesting immediately and the remaining 75% vesting quarterly over a three-year period.

        The Company entered into a three-year employment agreement with Rick Cossano, its former President and Chief Executive Officer, in December 1999. The agreement provided for an annual salary of $375,000 and an annual bonus of up to $400,000. Pursuant to the agreement, Mr. Cossano received an option to purchase 250,000 shares of Common Stock at an exercise price of $12.37 per share. The options were to vest pursuant to the following schedule: 62,500 options on the date of grant; 20,834 options on August 1, 2000; 20,833 options on February 1, 2001; 83,333 options on February 1, 2002; and 83,333 options on February 1, 2003. On March 26, 2001, Mr. Cossano received an option to purchase 500,000 shares of Common Stock at an exercise price of $.87 per share. The vesting schedule called for 125,000 options to vest on the date of grant with the remaining 375,000 options scheduled to vest quarterly over the next three years. Mr. Cossano resigned effective May 24, 2001.

        In connection with his resignation from the Company, the Company and Mr. Cossano entered into a severance agreement pursuant to which he received a lump sum payment of $187,500, which represented six months base salary, and a bonus in the amount of $6,250. In accordance with the terms of the Company's 1998 Stock Option Plan, all of Mr. Cossano's unvested options were cancelled upon his resignation, and all of Mr. Cossano's vested options expired unexercised on August 24, 2001.

        In January 2000, the Company entered into a letter agreement with Rob Katz as the Director of Web Development, pursuant to which Mr. Katz received an annual salary of $135,000 and an option to purchase 8,333 shares of Common Stock at an exercise price of $15.37 per share, 2,084 of which options vested upon the date of grant with the remaining options vesting annually in three equal installments of 2,083 each commencing on the one-year anniversary date of the grant. In October 2000, the Company promoted Mr. Katz to Chief Technology Officer and entered into a one-year employment agreement with Mr. Katz. The agreement provided for an annual salary of $175,000, an annual bonus of up to $75,000 and an option to purchase 20,833 shares of Common Stock at an exercise price of $7.87 per share. The options vest pursuant to the following vesting schedule: 4,167 options on the date of grant, 8,333 options on October 16, 2001, and the remaining 8,333 options on October 16, 2002. On March 26, 2001, Mr. Katz received an option to purchase 250,000 shares of Common Stock at an exercise price of $.87 per share. The options vest pursuant to the following schedule: 62,500 options vested on the date of grant with the remaining options vesting quarterly over the next three years. Mr. Katz resigned effective January 9, 2002. In accordance with the terms of the Company's 1998 Stock Option Plan, all of Mr. Katz's unvested options were cancelled upon his resignation, and all of Mr. Katz's vested options expired unexercised on April 9, 2002.

        The Company entered into a two-year employment agreement with Michael Quinn, Senior Vice President, Capital Markets, in March of 2000. The agreement provided for an annual salary of $175,000, an annual bonus of up to $70,000, and an option to purchase 10,417 shares of Common Stock at an exercise price of $15.37 per share pursuant to the following vesting schedule: 3,473 options vesting on April 3, 2001, 3,472 options vesting on April 3, 2002, and the remaining 3,472 options vesting on April 3, 2003. On March 26, 2001, Mr. Quinn received an option to purchase 250,000 shares of Common Stock at an exercise price of $.87 per share. The options vest pursuant to the following schedule: 62,500 on the date of grant with the remaining options vesting quarterly over the next three years. Mr. Quinn resigned effective February 15, 2002. In accordance with the terms of the Company's 1998 Stock Option Plan, all of Mr. Quinn's unvested options were cancelled upon his resignation, and all of Mr. Quinn's vested options expired unexercised on May 15, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Board consists of S. Lewis Meyer and Stephen J. Sogin. Dr. Sogin served as the Company's acting Chief Executive Officer from January 15 to February 1 of 2000. He has not served in any capacity as an officer of the Company at any time before or since.

ITEM 12.    Security Ownership of Certain Beneficial Owners

        The following table sets forth information regarding the beneficial ownership of the Company's securities as of March 15, 2002 or the other most recent practicable date by each person or entity the Company knows to beneficially own more than 5% of the Common Stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person or entity and the percentage of ownership that such person's or entity's shares represent, shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person or entity. Applicable percentage of ownership of Common Stock for each stockholder is based on 9,533,634 shares of Common Stock outstanding as of March 15, 2002. Unless otherwise noted, each person or entity identified possesses sole voting and investment power with respect to the shares listed.

Security Ownership of Certain Beneficial Owners

(1) Name of Beneficial Owner	(2) Amount	(3) Amount Included in Column Issuable Upon Exercise of Options/Warrants Within 60 Days of Record Date	(4) Percent of Class
Banco Espirito Santo, S.A. Avenida da Liberdade 195 1250-142 Lisbon, Portugal	1,207,864	162,489	12.5%
Jose Maria Salema Garcao Quinta Da Marinha, Loté CT-14, 2750 Cascais, Portugal	980,324	712,500	9.6%
WebLab SGPS S.A. Travessa do Conde Ponte 35 1300-141 Lisbon, Portugal	625,000	—	6.6%
Americo Ferreira Amorim[2] Edificio Amorim II Meladas—Apartado 47 4536 Mozzelos VFR, Portugal	476,118	83,333	5.0%

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
(2)
Reflects (i) 87,708 shares owned of record by Mr. Amorim and (ii) 388,410 shares owned by Fondation Pamalu, a Liechenstein foundation, of which Mr. Amorim may be deemed to be a beneficiary.

Security Ownership of Management

        The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 15, 2002 or the other most recent practicable date by (i) each director of the Company, (ii) each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all of the Company's directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership that such person's shares represent, shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Applicable percentage of ownership of Common Stock for each stockholder is based on 9,533,634 shares of Common Stock outstanding as of March 15, 2002. Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.

Beneficial Ownership of Management

(1) Name of Beneficial Owner	(2) Amount	(3) Amount Included in Column Issuable Upon Exercise of Options/Warrants Within 60 Days of Record Date	(4) Percent of Class
L. Daniel Rawitch	341,940	281,457	3.5%
S. Lewis Meyer	199,999	199,999	2.1%
Stephen J. Sogin	16,667	16,667	*
Diogo Abreu	196,875	196,875	2.0%
William D. Dallas	33,749	33,749	*
Mário Filipe Moreira Leite da Silva	3,333	3,333	*
Rob Katz	143,749	143,749	1.5%
Michael Quinn	131,944	131,944	1.4%
Rick Cossano	—	—	*
All directors and executive officers as a group (10 persons)	1,181,256	1,120,273	11.1%

*
Less than 1% of the outstanding shares of Common Stock.

Item 13.    Certain Relationships and Related Transactions

        Diogo Abreu, a current director and nominee, is currently party to an oral consulting agreement with the Company that provides for monthly cash compensation of $15,000, and payment of certain living expenses by the Company on behalf of Mr. Abreu which are not to exceed $100,000 in a given year as well as reimbursement of Mr. Abreu's actual and reasonable travel and business expenses incurred and paid by Mr. Abreu in the course of his services for the Company. During 2001, Mr. Abreu earned cash compensation of $180,000 ($60,000 of which the Company has paid, and $120,000 of which is currently outstanding indebtedness of the Company), and had approximately $85,000 in living expenses paid on his behalf by the Company in addition to travel and business expense reimbursements and on March 26, 2001, was granted warrants to purchase 450,000 shares of the Company's Common Stock at an exercise price of $0.87 per share, 112,500 of which warrants were vested upon the date of grant with the remaining 337,500 warrants vesting quarterly over a three-year period as consideration for his consulting services to the Company. The Company expects to continue Mr. Abreu's consulting relationship through the remainder of 2002 and to continue to compensate him on substantially the same terms described above.

        On October 13, 2001, the Company issued to Jose Maria Salema Garcao, a beneficial owner of 9.6% of the Company's Common Stock, warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $9.00 per share as consideration for financial advice provided by Mr. Garcao in connection with a private placement of 1,541,667 shares of Common Stock to accredited investors for an aggregate purchase price of $7,400,000 in October 2000.

        On March 26, 2002, the Company issued warrants to purchase 121,667 shares of the Company's Common Stock at an exercise price of $0.45 per share to William D. Dallas in consideration for Mr. Dallas' agreeing to serve as the chairman of the Board's newly formed Strategic Business Committee which is described above. These warrants were 25% vested when granted, with the remainder vesting quarterly over a three-year period.

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

(c)  EXHIBITS

Exhibit Number	Description
2.1(31)	Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated December 20, 1996.
3.1.1(1)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997.
3.1.2(2)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999.
3.1.3(32)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001.
3.1.4(23)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of June 29, 2001.
3.2(20)	Restated Bylaws of the registrant.
4.1(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção, dated December 16, 1996.
4.2(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 16, 1996.
4.3(4)	Form of Warrant issued to José Maria Salema Garção dated December 16, 1996.
4.4(4)	Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996.
4.5(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 30, 1996.
4.6(4)	Form of Warrant issued to José Maria Salema Garção dated December 30, 1996.
4.7(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.8(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.9(4)	Form of Warrant issued to José Maria Salema Garção dated March 21, 1997.
4.10(4)	Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997.
4.11(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated April 30, 1997.
4.12(4)	Form of Warrant Issued to investors in the private placement concluded April 30, 1997.
4.13(4)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997.
4.14(4)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997.

4.15(5)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998.
4.16(5)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998.
4.17(6)	Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998.
4.18(7)	Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998.
4.19(8)	Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998.
4.20(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999.
4.21(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999.
4.22(33)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on October 13, 2000.
4.23(34)	Form of Warrant between the registrant and José Maria Salema Garção dated October 13, 2000.
10.3(5)**	1989 Stock Option Plan.
10.4(4)	Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997.
10.5(4)	Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998.
10.6(4)	Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998.
10.7(5)**	1998 Stock Option Plan.
10.8(5)**	1998 Stock Bonus Incentive Plan.
10.9(5)**	1998 Non-Employee Directors' Stock Option Plan.
10.10(5)**	1999 Employee Stock Purchase Plan.
10.11(9)	Second Amendment to First Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage, Inc. and Residential Funding Corporation dated March 29, 2000.
10.12(10)	Sublease agreement between The Scotts Company, successor in interest to Monsanto Company and the registrant and Monument Mortgage, Inc., dated May 21, 1999.
10.13(11)	Agreement and Release between the registrant and Mark Korell dated December 14, 1999.
10.14(12)	First Amendment to Loan and Security Agreement between the registrant and Lowestrate.com, Inc. and Robert J. Ross dated May 24, 2000.
10.15(13)	Assignment and Assumption Agreement between the registrant and Lowestrate.com, Inc., Robert J. Ross.
10.16(14)	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated July 14, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.17(15)	Fifth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 22, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.18(16)	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated October 12, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.

10.19(21)	Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.20(21)	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.21(21)	Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.22(24)	Ninth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated May 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.23(30)	Tenth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.24(17)	Master Loan Participation and Custodian Agreement, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.25(18)	Guaranty of Payment and Performance and Contract of Affirmative Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.26(19)**	Employment Agreement between the registrant and Patrick J. Mackin dated November 1, 2000.
10.27(35)	Settlement and Release Agreement between the registrant and Rick Cossano dated May 24, 2001.
10.28(25)	Series D Stock Purchase Agreement by and among registrant and CriticalPoint Software, Epexegy Corporation, Epexegy Merger Sub Corp. dated August 30, 2001.
10.29(26)	Form of Series D Preferred Warrant issued in connection with the Series D Preferred Stock Purchase Agreement, dated August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant August 30, 2001.
10.30(27)	Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.31(28)	Annex 1 to Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.32(30)**	Employment and Compensation Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Matt Soto dated September 28, 2001.
10.33(22)	Application Solution License Agreement between Monument Mortgage, Inc., subsidiary of registrant and Sollen Technologies, LLC dated December 5, 2000.
10.34*	Written description of an oral consulting agreement between the registrant and Diogo Abreu.
21.1(36)	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
24.1(37)	Power of Attorney (Included on signature page of Form 10-K).

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

(32)
Incorporated by reference to Exhibit 3.1.3 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(33)
Incorporated by reference to Exhibit 4.22 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(34)
Incorporated by reference to Exhibit 4.23 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(35)
Incorporated by reference to Exhibit 10.27 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(36)
Incorporated by reference to Exhibit 21.1 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(37)
Incorporated by reference to Exhibit 24.1 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(d)  REPORTS ON FORM 8-K:

        On May 14, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

        On May 30, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

        On October 4, 2001 the registrant filed a Current Report on Form 8-K under Item 5 of Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant, FiNet.com, Inc., has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Ramon, State of California, on the 26th of July 2002.

FINET.COM, INC.
By:	/s/ L. DANIEL RAWITCH L. Daniel Rawitch Chief Executive Officer, and Member of the Board of Directors

EXHIBITS

Exhibit Number	Description
2.1(31)	Merger Agreement and Plan of Reorganization between the registrant and Monument Mortgage, Inc., dated December 20, 1996.
3.1.1(1)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of October 29, 1997.
3.1.2(2)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of May 28, 1999.
3.1.3(32)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of February 15, 2001.
3.1.4(23)	Certificate of Amendment to the registrant's Restated Certificate of Incorporation, dated as of June 29, 2001.
3.2(20)	Restated Bylaws of the registrant.
4.1(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção, dated December 16, 1996.
4.2(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 16, 1996.
4.3(4)	Form of Warrant issued to José Maria Salema Garção dated December 16, 1996.
4.4(4)	Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 31, 1996.
4.5(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated December 30, 1996.
4.6(4)	Form of Warrant issued to José Maria Salema Garção dated December 30, 1996.
4.7(4)	Form of Common Stock Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.8(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated March 21, 1997.
4.9(4)	Form of Warrant issued to José Maria Salema Garção dated March 21, 1997.
4.10(4)	Form of Stock Purchase Agreement between the registrant and investors in the private placement concluded April 30, 1997.
4.11(4)	Form of Warrant Purchase Agreement between the registrant and José Maria Salema Garção dated April 30, 1997.
4.12(4)	Form of Warrant Issued to investors in the private placement concluded April 30, 1997.
4.13(4)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded October 31, 1997.
4.14(4)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded October 31, 1997.
4.15(5)	Form of Common Stock Purchase Agreement between the registrant and investors in the private placement concluded December 23, 1998.
4.16(5)	Form of Common Stock Purchase Warrant issued to investors in the private placement concluded December 23, 1998.
4.17(6)	Restructuring Agreement and Amendment, dated January 15, 1999, among the registrant and the investors in the debenture offering concluded May 26, 1998.
4.18(7)	Form of Registration Rights Agreement between the registrant and investors in the debenture offering concluded May 26, 1998.
4.19(8)	Form of Warrant issued to the investors in the debenture offering concluded May 26, 1998.
4.20(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on May 10, 1999 and May 20, 1999.

4.21(5)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on June 28, 1999.
4.22(33)	Form of Stock Purchase Agreement among the registrant and the investors in the private placement concluded on October 13, 2000.
4.23(34)	Form of Warrant between the registrant and José Maria Salema Garção dated October 13, 2000.
10.3(5)**	1989 Stock Option Plan.
10.4(4)	Asset Purchase Agreement between the registrant and Real Estate Office Software, Inc., dated August 30, 1997.
10.5(4)	Stock Purchase Agreement between the registrant and Coastal Federal Mortgage Company, dated April 30, 1998.
10.6(4)	Stock Purchase Agreement between the registrant and MICAL Mortgage, Inc., dated May 19, 1998.
10.7(5)**	1998 Stock Option Plan.
10.8(5)**	1998 Stock Bonus Incentive Plan.
10.9(5)**	1998 Non-Employee Directors' Stock Option Plan.
10.10(5)**	1999 Employee Stock Purchase Plan.
10.11(9)	Second Amendment to First Amended and Restated Warehousing Credit and Security Agreement between Monument Mortgage, Inc. and Residential Funding Corporation dated March 29, 2000.
10.12(10)	Sublease agreement between The Scotts Company, successor in interest to Monsanto Company and the registrant and Monument Mortgage, Inc., dated May 21, 1999.
10.13(11)	Agreement and Release between the registrant and Mark Korell dated December 14, 1999.
10.14(12)	First Amendment to Loan and Security Agreement between the registrant and Lowestrate.com, Inc. and Robert J. Ross dated May 24, 2000.
10.15(13)	Assignment and Assumption Agreement between the registrant and Lowestrate.com, Inc., Robert J. Ross.
10.16(14)	Fourth Amendment to First Amended and Restated Warehousing Credit and Security Agreement dated July 14, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.17(15)	Fifth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 22, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.18(16)	Sixth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated October 12, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.19(21)	Third Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated June 27, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.20(21)	Seventh Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated December 28, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Residential Funding Corporation.
10.21(21)	Eighth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated February 28, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.22(24)	Ninth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated May 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.

10.23(30)	Tenth Amendment to First Amended and Restated Warehousing Credit and Security Agreement, dated August 31, 2001 between Monument Mortgage, Inc., subsidiary of the registrant and Residential Funding Corporation.
10.24(17)	Master Loan Participation and Custodian Agreement, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.25(18)	Guaranty of Payment and Performance and Contract of Affirmative Covenants, dated July 10, 2000 between Monument Mortgage, Inc., subsidiary of the registrant, and Gateway Bank, F.S.B.
10.26(19)**	Employment Agreement between the registrant and Patrick J. Mackin dated November 1, 2000.
10.27(35)	Settlement and Release Agreement between the registrant and Rick Cossano dated May 24, 2001.
10.28(25)	Series D Stock Purchase Agreement by and among registrant and CriticalPoint Software, Epexegy Corporation, Epexegy Merger Sub Corp. dated August 30, 2001.
10.29(26)	Form of Series D Preferred Warrant issued in connection with the Series D Preferred Stock Purchase Agreement, dated August 30, 2001 by and among CriticalPoint Software, Epexegy Merger Sub Corp. and the registrant August 30, 2001.
10.30(27)	Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.31(28)	Annex 1 to Master Repurchase Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Impac Warehouse Lending Group dated September 17, 2001.
10.32(30)**	Employment and Compensation Agreement between Monument Mortgage, Inc., subsidiary of the registrant and Matt Soto dated September 28, 2001.
10.33(22)	Application Solution License Agreement between Monument Mortgage, Inc., subsidiary of registrant and Sollen Technologies, LLC dated December 5, 2000.
10.34*	Written description of an oral consulting agreement between the registrant and Diogo Abreu.
21.1(36)	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
24.1(37)	Power of Attorney (Included on signature page of Form 10-K).

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

(32)
Incorporated by reference to Exhibit 3.1.3 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(33)
Incorporated by reference to Exhibit 4.22 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(34)
Incorporated by reference to Exhibit 4.23 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(35)
Incorporated by reference to Exhibit 10.27 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(36)
Incorporated by reference to Exhibit 21.1 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.

(37)
Incorporated by reference to Exhibit 24.1 of the registrant's Annual Report on Form 10-K filed on April 1, 2002.