Form 10-Q
period 2002-06-30
FINET COM INC
filed 2002-08-14
CIK 852450

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-18108

FiNet.com, Inc.
(Exact name of registrant as specified in its charter)
Delaware	94-3115180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2527 Camino Ramon, Suite 200 San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (925) 242-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of August 13, 2002, 9,553,167 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

FiNet.com, Inc.

Form 10-Q

For the Three Months and Six Months Ended June 30, 2002

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

ASSETS

	June 30, 2002	December 31, 2001

	(Unaudited)
Cash and cash equivalents	$1,105	$1,640
Restricted cash	1,319	2,159
Accounts and notes receivable, net	1,136	136
Mortgages held for sale, net	10,199	8,365
Fixed assets, net	997	1,422
Investment in equity-method investee	1,120	2,223
Derivative instruments in connection with equity-method investee	64	123
Other assets	547	1,187

Total assets	$16,487	$17,255

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse and other lines of credit	$9,843	$8,292
Accounts and notes payable	495	231
Accrued expenses and other liabilities	4,946	4,953

Total liabilities	15,284	13,476
Stockholders' equity:
Preferred stock, par value $0.01 per share
Authorized shares-100
Issued and outstanding convertible shares as of June 30, 2002 and December 31, 2001-34 and 0 shares, respectively	-	-
Common stock, par value $0.01 per share
Authorized shares-49,900
Issued and outstanding shares as of June 30, 2002 and December 31, 2001-9,542 and 9,523 shares, respectively	1,029	1,029
Additional paid-in capital	111,443	109,925
Accumulated deficit	(111,269)	(107,175)

Total stockholders' equity	1,203	3,779

Total liabilities and stockholders' equity	$16,487	$17,255

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Revenues	$3,001	$1,855	$4,264	$4,453
Cost of revenues	1,961	1,278	3,221	2,922

Gross profit (loss)	1,040	577	1,043	1,531
Operating expenses:
General and administrative	1,695	2,051	3,207	4,676
Marketing and advertising	38	131	57	227
Depreciation and amortization	264	492	544	998
Special Charges	-	301	-	301
Other	47	-	94	-

Total expenses	2,044	2,975	3,902	6,202

Loss from operations	(1,004)	(2,398)	(2,859)	(4,671)
Other income and expense:
Other interest income	21	18	31	28

Loss before equity in losses of equity-method investee	(983)	(2,380)	(2,828)	(4,643)
Equity in loss of equity-method investee	(499)	-	(1,103)	-
Income (loss) from derivative instruments	(20)	(14)	10	(14)

Loss before income taxes	(1,502)	(2,394)	(3,921)	(4,657)
Income tax expense (benefit)	(5)	18	1	33

Net loss before change in accounting principle	(1,497)	(2,412)	(3,922)	(4,690)
Cumulative effect of change in accounting principle	-	-	-	(93)

Net loss	(1,497)	(2,412)	(3,922)	(4,783)
In-substance preferred dividend	(162)	-	(162)	-
Preferred dividend	(10)	-	(10)	-

Net loss available to common stockholders	$(1,669)	$(2,412)	$(4,094)	$(4,783)

Basic and diluted net loss per common share before effect of change in accounting principle	$(0.18)	$(0.25)	$(0.43)	$(0.49)
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Basic and diluted net loss per common share	$(0.18)	$(0.25)	$(0.43)	$(0.50)

Weighted average common shares used in computing basic and diluted net loss per common share	9,537	9,502	9,532	9,500

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,922)	$(4,783)
Less: Cumulative effect of change in accounting principle	-	93
Loss from continuing operations	(3,922)	(4,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	998
Provision for valuation allowance	111	(5)
Asset valuation adjustment	-	301
Equity in losses of equity method investee	1,103	-
Income from derivative transactions	(10)	14
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	840	(2,140)
(Increase) decrease in mortgage loans held for sale	(1,877)	17,974
(Increase) decrease in accounts and notes receivable	(1,000)	(210)
Decrease in other assets	640	56
Increase (decrease) in accounts payable and accrued expenses	47	(243)

Net cash used in operating activities	(3,524)	12,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(119)	(76)
Proceeds from sale of furniture	-	15
Purchase of convertible notes	-	(502)

Net cash used in investing activities	(119)	(563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	6	3
Proceeds from issuance of convertible preferred stock	1,350	-
Proceeds from advances on note payable	201	-
Net increase (decrease) in warehouse borrowings	1,551	(15,125)

Net cash provided by financing activities	3,118	(15,122)
Net decrease in cash	(535)	(3,630)
Cash at beginning of period	1,640	9,454

Cash at end of period	$1,105	$5,824

Supplemental disclosures:
Interest paid	$550	$660
Taxes paid	$1	$33
Non-cash transactions - in-substance preferred dividend	$162	-

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

Note 1. Organization and Summary of Significant Accounting Policies

Organization

     FiNet.com, Inc. ("FiNet") is a financial services holding company that conducts diversified mortgage banking and brokering operations through its wholly owned subsidiary, Monument Mortgage, Inc. ("Monument Mortgage").  Monument Mortgage is a provider of both traditional and online mortgage services to a diversified customer base consisting of mortgage lenders, mortgage brokers, real estate agents and consumers.

To diversify its holdings, in 2001 FiNet made a strategic investment in Epexegy Corporation, a natural language software company that does business as CriticalPoint Software ("CriticalPoint").

     In order to grow its mortgage operations, on April 23, 2002 FiNet signed a definitive purchase agreement with R.E. Ventures, Inc. ("RE Ventures") and its shareholders to acquire the www.realestate.com domain name and website and related assets that were previously owned by the now-defunct RealEstate.com, Inc.  FiNet intends to accomplish this acquisition by issuing shares of FiNet common stock to acquire RE Ventures, which currently holds the RealEstate.com assets.  The RE Ventures acquisition will be accounted as an asset purchase, and FiNet believes the acquired assets will provide FiNet's subsidiaries with access to thousands of additional mortgage brokers, real estate agents and consumers.  The issuance of FiNet stock in connection with the RE Ventures acquisition and the related transaction terms are subject to approval by the stockholders of FiNet.

Interim financial information

     The accompanying unaudited consolidated financial statements reflect FiNet's financial position as of June 30, 2002 (unaudited) and December 31, 2001 (audited) and its unaudited results of operations for the three-month and six-month periods ended June 30, 2002 and 2001.  The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments and accruals, as well as the necessary accounting changes to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," necessary to present fairly FiNet's financial position, results of operations and statement of cash flows for the three-month and six-month periods ended and as of June 30, 2002 and 2001.  The results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

     These consolidated financial statements should be read in conjunction with FiNet's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K (as amended) for the year ended December 31, 2001.

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

Cash and cash equivalents

     Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase.  At June 30, 2002, FiNet carried $1,105,000 of immediately available cash and $1,319,000 of restricted cash.  As of June 30, 2002, FiNet deposited $0.1 million of restricted cash and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage.  As of June 30, 2002, FiNet also deposited $1.1 million of restricted cash into Monument Mortgage's primary warehouse lender's bank in accordance with the terms of a warehousing agreement.  As of June 30, 2002, FiNet's restricted cash balance also included $0.1 million relating to a stand-by letter of credit required in connection with its San Ramon, California office lease.

Mortgage loans held for sale

     Mortgage loans held for sale, consisting of loans secured by single-family residential properties, are carried at the lower of cost or market.  At June 30, 2002 and December 31, 2001, mortgages held for sale before valuation allowances represented $11,224,000 and $9,259,000, respectively.  Market valuation allowances of $1,024,000 and $894,000 as of June 30, 2002 and December 31, 2001 were recorded.  Additions to the market valuation adjustments are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans.  Subsequent recoveries of items previously charged off are credited to loan loss allowance.  Pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Pursuant to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

Fixed assets

     Fixed assets are stated at cost less accumulated depreciation.  At June 30, 2002 and December 31, 2001, FiNet carried a fixed assets balances of $4,072,000 and $3,953,000, respectively, and the accumulated depreciation and amortization balances were $3,075,000 and $2,531,000, respectively.  Depreciation is computed straight-line over the fixed assets' estimated useful lives of three to seven years.  The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

Investment

On August 30, 2001 FiNet made a strategic equity investment in Epexegy Corporation, doing business as CriticalPoint Software, Inc. ("CriticalPoint" or the "Equity-Method Investee").

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

     FiNet periodically evaluates whether a decline in fair value of its investment in CriticalPoint has occurred and whether or not the decline, if any, is other-than-temporary.  This evaluation consists of a review of qualitative and quantitative factors by members of senior management.  FiNet considers additional factors to determine whether declines in fair value are other-than-temporary, such as CriticalPoint's financial condition, results of operations, operating and market trends, the market positions and trends of competitors such as Ask Jeeves, Inc., as well as the market value of other comparable companies. FiNet requires CriticalPoint to deliver monthly, quarterly and annual financial statements, along with a monthly status report of its important marketing efforts and accomplishments, to assist in reviewing relevant financial data and to assist in determining whether such data may indicate other-than-temporary declines in fair value below FiNet's accounting basis.

At June 30, 2002 and December 31, 2001, FiNet's investment in the Equity-Method Investee was valued at $1,120,000 and $2,223,000, respectively.

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

In accordance with SFAS 133, FiNet identified the following derivative financial instruments:

-	Locked loan commitments;

-	Mandatory and best efforts forward sale commitments; and

-	Equity-Method Investee's net share warrants.

Locked loan commitments represent commitments to fund loans that have been offered by Monument Mortgage to various prospective borrowers.

     Mandatory and best efforts forward sale commitments are financial instruments Monument Mortgage most commonly uses to hedge its interest rate exposure derived from its loan production activities.  Monument Mortgage enters into forward contracts mostly with private investors such as Countrywide, Wells Fargo Bank and Residential Funding Corporation.  Under the provisions of SFAS 133, loan commitments and forward contracts qualify as derivatives and, therefore, are marked-to-market through current period earnings.  The change in the fair value is recorded as income or loss from derivatives in FiNet's Consolidated Statements of Operations.

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

     In connection with its strategic investment in CriticalPoint, FiNet received warrants to purchase additional equity securities of CriticalPoint.  Since these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise ("Net Share Warrants"), they are deemed to be derivative financial instruments.  Net Share Warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recorded as income or loss from derivative instruments in FiNet's Consolidated Statements of Operations in the period of change.  FiNet determines the fair value of these warrants through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including market data for comparable public companies.

     For the three-month and six-month periods ended June 30, 2002 FiNet recorded a $20,000 loss and $10,000 of income, respectively, on derivatives as a separate component of "Other income and expense" in its Consolidated Statement of Operations.

Revenue recognition

FiNet currently derives substantially all of its revenues from Monument Mortgage's activities, which include:

-

"Loan interest income" on the portfolio of mortgages held for sale is accrued as earned.  When loans become ninety days past due, recording of accruing interest stops and all previously accrued interest is reversed.

-

Lending-related premiums paid and discounts obtained are deferred as an adjustment to the carrying value of such loans until the related loans are sold.  Upon sale of such loans, deferred transaction fees are recognized and included in "Gain on sale of mortgage loans."

-

"Loan brokerage fees" represent fees earned by Monument Mortgage's business-to-consumer segment and the loan center segment for processing mortgage loan applications for third party lenders.  The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

-

"Loan center revenue" represents fees earned by Monument Mortgage's loan center segment for the processing of mortgage loan applications for third party lenders. The fees for providing these services are recognized at the time the loans are funded by the third party lenders.

-

"Real estate fees" represent proceeds earned for real estate agent services provided to buyers and/or sellers of homes by Monument Mortgage's business-to-consumer segment. Real estate fees are recognized upon the closing of each real estate transaction facilitated by the business-to-business segment.

FiNet's revenue components are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Loan interest income	$667	$506	$914	$1,223
Gain on sale of mortgage loans	1,969	897	2,515	2,287
Loan brokerage fees	294	380	675	725
Loan center revenue	43	100
Real estate fees	23	54
Other	5	72	6	218

Total revenues	$3,001	$1,855	$4,264	$4,453

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

Income taxes

     FiNet and its wholly owned subsidiaries file consolidated federal and separate or combined tax returns for certain states.  State and local income taxes are filed according to the taxable activities of FiNet and its wholly owned subsidiaries.

In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," FiNet uses the liability method of accounting for income taxes.

Loss per share

     FiNet computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period, to the extent such common equivalent shares are dilutive.  Since the common equivalent shares for all years were antidilutive, basic and diluted net loss per share are the same.

     As of June 30, 2002 and 2001, options to purchase 1,815,586 and 1,530,099, respectively, shares of common stock and warrants to purchase 2,247,471 and 1,183,119, respectively, shares of common stock, were excluded from the calculation of diluted net loss per share because these common equivalent shares were antidilutive.

Note 2. Strategic Investment

     On August 30, 2001, FiNet completed a strategic investment of $3,000,000 in CriticalPoint and received 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock.  The warrants represent four separate agreements to purchase additional shares of Series D voting convertible preferred stock at an exercise price of $0.61 per share.  The first warrant to purchase 1,642,519 shares of preferred stock expired on January 31, 2002.  The second warrant to purchase another 1,642,519 shares of preferred stock expired on July 31, 2002.  The remaining two warrants expire on February 1, 2005.

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

     For the three-month and six-month periods ended June 30, 2002, FiNet recorded $499,000 and $1,103,000 of losses, respectively, in its equity investment and an additional $20,000 and $59,000 loss, respectively, as a result of the reduction in the related value of the warrants.

The summarized unaudited balance sheets of the Equity-Method Investee as of March 31, 2002 and November 30, 2001 (one month in arrears for each date) are as follows:

Balance Sheet-CriticalPoint Software

	May 31, 2002	November 30, 2001

Current assets	$363,000	$1,461,000
Non-current assets	212,000	237,000
Current liabilities	88,000	106,000
Noncurrent liabilities	-	-
Stockholders' Equity	487,000	1,592,000

     The summarized unaudited statement of operations information of the Equity-Method Investee for the three-month period ended May 31, 2002 and the six-month period ended May 31, 2002 (one month in arrears for each period) are as follows:

Statement of Operations-CriticalPoint Software

	Three Months Ended May 31, 2002	Six Months Ended May 31, 2002

Revenues	$-	$-
Net Loss	$(499,000)	$(1,103,000)

Note 3. Borrowing arrangements

Monument Mortgage's borrowing arrangement consist of the following (in thousands):

	June 30, 2002	December 31, 2001

	(unaudited)
Warehouse and other borrowing arrangements
$25 million and $15 million committed at June 30, 2002 and December 31, 2001, respectively Bearing interest rate at Prime + 1.25% and Prime + 1.00%, respectively	$9,843	$8,292

Warehouse line of credit

     During 2001, Monument Mortgage entered into a new lending arrangement with its now-primary warehouse lender, Impac Warehouse Lending Group.  As of June 30, 2002, this agreement provided for a $20,000,000 warehouse borrowing facility that could temporarily increase to $25,000,000 and that carried an interest rate of Prime + 1.25%.  This warehouse agreement has no expiration date and will automatically renew in September 2002 unless the agreement is cancelled by either party.  For the three-month period ended June 30, 2002 and 2001, Monument Mortgage recorded warehouse interest expense of $0.4 million and $0.2 million, respectively, and for the six-month period ended June 30, 2002 and 2001, Monument recorded warehouse interest expense of  $0.6 million and $0.7 million.  Warehouse interest expense is included in the Consolidated Statements of Operations in "Cost of revenues." Borrowings under this warehouse facility are secured by the mortgages held for sale that are financed by the facility.  At June 30, 2002 and December 31, 2001, the warehouse interest rate index was 4.75%.

Other financial arrangement

     At June 30, 2002, Monument Mortgage's available financial arrangements included a $10,000,000 loan purchase agreement with Gateway Bank, a Federal Savings Bank ("Gateway Bank"), that could increase to $15,000,000 at the sole discretion of Gateway Bank.  As of June 30, 2002 and December 31, 2001, Monument Mortgage carried $2.8 million and $0 balances, respectively, on its Gateway Bank facility.  This arrangement carries an interest rate of Prime + 0.50% and has an expiration date of March 31, 2003.

Financial covenants

     Monument Mortgage's borrowing arrangements carry various financial covenants including tangible net worth and certain specified leverage ratios.  Should an event of default occur, as defined in each agreement, the outstanding principal and interest under such agreements are due on demand.  At June 30, 2002, Monument Mortgage was not in default of any covenants.

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

     On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City").  The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998.  The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998.  The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000.  The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000.  On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice.  Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action.  First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York.  At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss.  First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross-complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants").  The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages.  Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation.  On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment.  Thereafter, on January 7, 2002, oral arguments were held on the parties' respective cross-motions for summary judgment.  On June 19, 2002, the California District Court entered an order granting FiNet's motion for summary judgment and denying First City's cross-motion for summary judgment.  Thereafter, on July 24, 2002, First City filed a motion for leave to amend its cross-complaint against FiNet.  Oral arguments on First City's motion to amend its cross-complaint are scheduled on September 9, 2002.  FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

Note 5. Stockholders' equity

Preferred Stock

     FiNet has authorized 100,000 shares of $0.01 per share par value preferred stock.  At June 30, 2002 and December 31, 2001, 33,750 shares and zero shares of preferred stock were outstanding, respectively.

     On May 10, 2002 FiNet raised approximately $1,350,000 in gross proceeds by issuing 33,750 shares of Series B convertible Preferred Stock and detachable three-year warrants to purchase up to 450,000 shares of FiNet's common stock to accredited investors in a private placement.  This private placement resulted in the issuance of shares of preferred stock convertible into shares of FiNet's common stock for a conversion price at or above fair market value and the issuance of warrants to purchase shares of FiNet's common stock for an exercise price at or above fair market value, calculated based on the average closing price of FiNet's common stock over the month preceding the closing of the transaction.

     The preferred stock was purchased at a price of $40.00 per share, and each share of preferred stock is initially convertible into 40 shares of common stock, resulting in an initial conversion price of $1.00 per share.  The $1.00 conversion price was set at approximately a 33% premium to the then-current market price of $0.75 per share at the time of negotiation of the terms of the preferred stock.

     The detachable three-year warrants have an exercise price of $0.75 per share.  Based on FiNet's valuation of these detachable warrants utilizing the Black-Scholes valuation model, a market value basis of $351,000 was allocated to the detachable warrants and was recorded as a component of additional paid-in-capital within stockholders' equity.  In addition, a market value basis of $999,000 was allocated to the preferred stock resulting in an effective conversion price of $0.74 per common share.  As the fair value of FiNet's common stock on the day of issuance was $0.86 per share, a beneficial conversion feature of $162,000 was attributed to the convertible preferred stock issuance.  As the preferred stock can be converted into common stock immediately, FiNet recorded the $162,000 beneficial conversion feature as an in-substance preferred dividend to the preferred stockholders upon issuance.

     FiNet accounted for the issuance of the convertible preferred stock in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Common Stock

     FiNet has authorized 49,900,000 shares of $0.01 per share par value common stock.  At June 30, 2002 and December 31, 2001, there were 9,542,424 and 9,522,834 shares of common stock outstanding, respectively.

Stock options

     FiNet's stock option plans consist of (i) the 1989 Stock Option Plan, (ii) the 1998 Stock Option Plan, (iii) the 1998 Stock Bonus Incentive Plan, (iv) the 1998 Non-Employee Directors Option Plan and (v) the 1999 Employee Stock Purchase Plan.

     FiNet's 1999 Employee Stock Purchase Plan under which all employees, including executive officers (subject to certain restrictions), may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less.  Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings.  Shares issued under the plan are immediately vested.  There are 41,667 shares reserved for issuance under this plan.  During the three-month and six-month periods ended June 30, 2002 FiNet's employees purchased 8,790 and 19,574, shares of common stock under this program, respectively.  As of June 30, 2002 there were 9,785 shares of common stock available for employees to purchase.

Note 6. Segment data

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

Information related to FiNet's reportable operating segments, including the corporate segment, is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenue
Business-to-business	$2,635	$1,415	$3,426	$3,661
Business-to-consumer	318	440	730	792
Loan center	43	-	100	-

Segment Revenue	2,996	1,855	4,256	4,453
Corporate	5	-	8	-

	$3,001	$1,855	$4,264	$4,453

Operating loss
Business-to-business	$(54)	$(1,409)	$(1,114)	$(2,704)
Business-to-consumer	(17)	(371)	182	(496)
Loan center	12	-	(239)	-

Segment operating loss	(59)	(1,780)	(1,171)	(3,300)
Corporate	(945)	(618)	(1,688)	(1,471)

	$(1,004)	$(2,398)	$(2,859)	$(4,671)

Capital expenditures
Business-to-business	$51	$-	$62	$-
Business-to-consumer	-	-	-	-
Loan center	-	-	-	-

Segment capital expenditures	51	-	62	-
Corporate	-	66	57	76

	$51	$66	$119	$76

	June 30 2002	December 31 2001

	(Unaudited)
Identifiable assets
Segment Identifiable assets
Business-to-business	$11,939	$11,626
Business-to-consumer	2,506	2,440
Loan center	295	287

Segment Identifiable assets	14,739	14,353
Corporate	1,748	2,902

	$16,487	$17,255

Long-lived assets
Segment long-lived assets
Business-to-business	$249	$412
Business-to-consumer	70	185
Loan center	20	71

Segment long-lived assets	339	668
Corporate	658	754

	$997	$1,422

     The corporate unit focuses on consolidation and administrative activities in order to maintain its existence as a public entity.  Losses allocated to the corporate segment represent charges such as monthly depreciation of fixed assets allocated to the corporate segment and other expenses incurred within the parent company.  Anything not directly related to any of the three revenue-generating segments is included in the corporate segment's total results.

Note 7. Subsequent events

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements of our plans, objectives, expectations and intentions.  Also, when we use words such as "may," "will," "should," "could," "would," "expects," "anticipates," "believes," "plans," "intends," "estimates," "is being" or "goal," or other variations of these words or comparable terminology, we are making forward-looking statements.  You should note that many factors could affect our future financial results and could cause these results to differ materially from those expressed in our forward-looking statements.  These forward-looking statements speak only as of the date of this report.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.

     Readers are cautioned that our actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Our Future Performance" and elsewhere in our Annual Report on Form 10-K (as amended) as of December 31, 2001.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included herein, and our Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2001.

Results of Operations-Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Loan volumes

The loan origination for Monument Mortgage's production units is summarized below (in thousands):

	Three Months Ended June 30

Segments	2002	2001	Variance ($)	Variance (%)

	(unaudited)
Business-to-Business	$52,888	$56,421	$(3,534)	(6)%
Business-to-Consumer	21,798	67,518	(45,720)	(68)
Loan center	3,328	*	3,328	N/A

Total Loan Volume	$78,014	$123,939	$(45,925)	(37)%

* The loan center segment did not begin its operations until the third quarter of 2001.

Total loan production volume decreased by $45.9 million, or 37%, to $78.0 million during the three months ended June 30, 2002 from $123.9 million for the three months ended June 30, 2001.

     The business-to-business segment's loan production volume decreased by $3.5 million, or 6%, to $52.9 million during the three months ended June 30, 2002 from $56.4 million for the three months ended June 30, 2001.  The 6% decrease is the result of continued efforts by the business-to-business segment to shift its focus away from lower margin and higher volume conforming loan products and towards higher margin and lower volume loan products such as Alternative-A and sub-prime loans.

     The business-to-consumer segment's loan production volume decreased by $45.7 million, or 68%, to $21.8 million during the three months ended June 30, 2002 from $67.5 million for the three months ended June 30, 2001.  This decrease is the result of the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania, which decrease was slightly offset by the early stages of the creation and implementation of the Homeward Solutions' business-to-consumer operations located in San Ramon, California, which operations have been the business-to-consumer segment's sole source of loan production during 2002.

     The loan center loan production (provided by Homeward Solutions) volume totaled $3.3 million for the three months ended June 30, 2002.  The loan center's loan production was minor compared to the other two segments' production due to the fact that it initiated operations in the third quarter of 2001.  Origination generated by the loan center was lower than expected during the three months ended June 30, 2002, due to changes in its management.

Comparative results of operations

     The following table summarizes the results of operations of Monument Mortgage's three business segments and the corporate segment for the three months ended June 30, 2002 and 2001.  These results are also expressed as the dollar amount variance and the percentage variance from the three months ended June 30, 2001 to the three months ended June 30, 2002.

	Three Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)

Revenues
Business-to-Business	$2,635	$1,415	$1,220	86%
Business-to-Consumer	318	440	(122)	(28)
Loan Center	43	*	43	N/A
Corporate	5	-	5	N/A

	3,001	1,855	1,146	62

Cost of revenues
Business-to-Business	1,726	971	(755)	(78)
Business-to-Consumer	215	307	92	30
Loan Center	20	*	(20)	N/A
Corporate	-	-	-	-

	1,961	1,278	(683)	(53)

Gross margin	1,040	577	463	80

Operating expenses
General and administrative
Business-to-Business	834	1,309	475	36
Business-to-Consumer	104	413	309	75
Loan Center	10	*	(10)	N/A
Corporate	747	373	(374)	(100)

	1,695	2,095	400	19

Marketing and advertising
Business-to-Business	30	91	61	67
Business-to-Consumer	4	29	25	86
Loan Center	-	*	-	-
Corporate	4	11	7	64

	38	131	93	71

	Three Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)

Depreciation and amortization
Business-to-Business	75	196	121	62
Business-to-Consumer	9	62	53	85
Loan Center	1	*	(1)	N/A
Corporate	179	234	55	24

	264	492	228	46

Special charges
Business-to-Business	-	257	257	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	-	-	-	-

	-	257	257	N/A

Other
Business-to-Business	24	-	(24)	N/A
Business-to-Consumer	3	-	(3)	N/A
Loan Center	-	*	-	-
Corporate	20	-	(20)	N/A

	47	-	(47)	N/A

Total expenses	2,044	2,975	931	31

Loss from operations	(1,004)	(2,398)	1,394	58

Other income and expense
Other interest income
Business-to-Business	18	15	3	20
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	3	3	-	-

	21	18	3	17
Loss before equity in losses of equity method investee	(983)	(2,380)	1,397	59

Equity in loss of equity-method investee
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(499)	-	(499)	N/A

	(499)	-	(499)	N/A

Income (loss) from derivative instruments
Business-to-Business	-	(14)	14	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(20)	-	(20)	N/A

	(20)	(14)	(6)	(43)
Loss before income taxes	(1,502)	(2,394)	892	37

Income tax expense (benefit)
Business-to-Business	-	(6)	(6)	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-

	Three Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Corporate	(5)	24	29	121

	(5)	18	23	128

Net loss	(1,497)	(2,412)	915	38

In-substance preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(162)	-	(162)	N/A

	(162)	-	(162)	N/A

Preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(10)	-	(10)	N/A

	(10)	-	(10)	N/A

Net loss available to common stockholders	$(1,669)	$(2,412)	$743	31%

*	The loan center segment did not begin its operations until the third quarter of 2001.

     Total revenues increased by $1.1 million, or 62%, to $3.0 million during the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001.  This increase is attributable primarily to management's decision to lower loan production volume of its lower margin products and to focus on higher margin loan products such as the Alternative-A and sub-prime loan product.  Monument Mortgage's revenues are generated primarily from the sale of mortgages held-for-sale by the business-to-business segment.

     Revenues for the business-to-business segment during the three months ended June 30, 2002 and 2001 consisted primarily of (a) $0.6 million and $0.5 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its portfolio for sale and (b) net gains of 2.0 million and $0.9 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

     The increase from the three months ended June 30, 2001 to 2002 in total revenues generated by the business-to-business segment is attributable primarily to the segment's strategic focus on higher margin loan products such as the Alternative-A and sub-prime loans.  Such products are higher margin products but are typically lower volume, as they require more processing effort on the part of the lender and are not as sought out by as many consumers as lower margin loan products such as conforming loans.  In addition, the increase in revenues is attributable to the proportionately higher number of sales of mortgages held-for-sale consummated by the business-to-business segment during the three months ended June 30, 2002 as compared to the sale of mortgages held-for-sale consummated during the three months ended June 30, 2001.  This increase in sales was accomplished by selling as quickly as possible the loans that the business-to-business segment funds.

     The business-to-business segment's revenue recognition policy permits loan sale revenues to be recognized by the segment only when a loan funded by the segment is sold to an investor.  Thus, the earlier a loan can be sold, the earlier that the business-to-business segment is able to recognize revenue from the sale of the loan.  During the three months ended June 30, 2002, the business-to-business segment sold $64.1 million, or 121%, of the loans that it funded during that period.  During the three months ended June 30, 2001, the business-to-business segment sold $53.0 million, or 94% of its loan production during that period.

     Revenues for the business-to-consumer segment during the three months ended June 30, 2002 and 2001 consisted primarily of $0.3 million and $0.4 million, respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices.  The business-to-consumer segment's decreased revenue is primarily attributable to the fact that the business-to-consumer segment began to serve fewer states in late 2001, the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania and a temporary reduction in the business-to-consumer segment's brokerage activities to establish effectively the Homeward Solutions division of Monument Mortgage, located in San Ramon, California, which division currently operates the business-to-consumer segment.

     The loan center's revenue stream is very similar to that of the business-to-consumer segment.  Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices.  Revenues for the loan center segment during the three months ended June 30, 2002 were $43,000.  The loan center segment did not begin operating until the third quarter of 2001.

     Revenues for the corporate segment during the three months ended June 30, 2002 and 2001 were $5,000 and zero, respectively.  Management does not expect this segment to generate any revenue in the future.  The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.  Typically, any revenue generated by the corporate segment is incidental and unplanned. During 2001, FiNet's new management refined its business plan to (a) focus the business-to-business segment on fewer, higher margin loan products, (b) focus Monument Mortgage's overall operations on fewer states and (c) provide an increased number of "virtual loan centers" to what management believes is a largely untapped market consisting of real estate agents, financial planners and insurance agents.

     FiNet has experienced recurring losses and currently projects that such losses will continue during the third quarter of 2002.  Management believes that its new, more focused, business plan will result in higher revenues and a better controlled expense structure that, in turn, will result in a quarter-to-quarter decline in recurring losses of FiNet, with net income projected to begin in the fourth quarter of 2002.  FiNet cannot guarantee that these expected results will be achieved or that it will be able to sustain its profitability if these expected results are achieved.

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

     Cost of revenues for the business-to-business segment increased by $0.8 million, or 78%, to $1.7 million during the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001.  The increase in cost of revenues was due to increases in the two primary components of cost of its revenues, which cost increases were triggered by an 86% increase in originations: warehouse interest expense and production related personnel expenses.  During the three-months ended June 30, 2002, warehouse interest expense increased by $0.2 million, personnel expense increased by $0.5 million and loan loss reserves increased by $0.1 million. Cost of revenues for the business-to-consumer segment includes primarily the cost of personnel attributable to loan production.

     Cost of revenues for the business-to-consumer segment decreased by $0.1 million, or 30%, to $0.2 million during the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001.  The decrease in cost of revenues was due to the discontinuation of Monument Mortgage's business-to-consumer unit located in Pennsylvania and the consolidation of this segment with Monument Mortgage's other segments in San Ramon, California.

     Cost of revenues for the loan center segment during the three months ended June 30, 2002 totaled $20,000.  Cost of revenues for the loan center segment includes primarily the cost of personnel responsible for loan production.

     Because the corporate segment is not involved in any revenue generating activities, it did not incur any expenses related to revenue generation.  Typically, any revenues generated by the corporate segment are incidental and unplanned.

     As a result of Monument Mortgage's significantly increased revenues and only slightly increased cost of revenues, gross margin increased by $0.46 million, or 80%, to $1.0 million from $0.58 million from the three months ended June 30, 2001 to the three months ended June 30, 2002.  In absolute terms, Monument Mortgage expects that its gross margin will increase during the rest of the year as production grows; however, FiNet cannot guarantee that the expected constancy of its gross margin will be achieved.  FiNet expects that its cost of revenues will increase in proportion to the expected increase in volume of mortgage loan transactions.

Operating expenses

     General and administrative.  General and administrative expenses consist primarily of (i) compensation paid to employees who provide administrative support to FiNet and to Monument Mortgage, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead-related expenses, such as rent and utilities.

The table below summarizes and compares FiNet's consolidated general and administrative expenses for the three months ended June 30, 2002 and 2001 (in thousands).

	Three Months Ended June 30,

	2002	2001	Variance ($)	Variance (%)

	(unaudited)
General and Administrative Expenses:
Compensation and Related Expenses	$822	$1,124	$302	27%
Facilities	55	146	91	62
Professional Fees	432	428	(4)	(1)
Rent, Utilities, Janitorial and Taxes	271	309	38	12
Other General and Administrative	115	88	(27)	(31)

Total General and Administrative	$1,695	$2,095	$400	19%

     Personnel costs and other general and administrative costs decreased $0.4 million, or 19%, to $1.7 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001.  The decrease is primarily attributed to (i) a substantially decreased need for consultants to design and develop FiNet's currently existing websites, as well as its discontinued websites, (ii) a decrease in the number of employees who provided information technology support for discontinued websites and whose employment terminated during 2002, (iii) the closure of the business-to-consumer operations located in Pennsylvania and the resulting relocation of this division to FiNet's headquarters located in California, which resulted in a decreased need to lease certain office equipment, (iv) the non-occurrence of any closure expenses related to the closure of the Pennsylvania operations, which process was completed in the second quarter of 2001 and (v) a decreased need of legal expertise related to compliance due to Monument Mortgage's reduction of the number of states that it serves from 50 to 26.  The decreased compliance-related professional fees, however, were offset somewhat by increased professional fees relating to the RE Ventures acquisition

     Marketing and advertising.  Marketing and advertising expenses decreased $93,000, or 71%, to $38,000 for the three months ended June 30, 2002 from $0.1 million for the three months ended June 30, 2001.  Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan productions and the branding of Homeward Solutions.

     Depreciation and amortization.  Depreciation and amortization decreased $0.2 million, or 46%, to $0.3 million during the three months ended June 30, 2002 from $0.5 million in the three months ended June 30, 2001.  This decrease is primarily attributed to the write down of goodwill amortization associated with the purchase of Lowestrate.com, Inc. and the subsequent closure of Monument Mortgage's Pennsylvania operations in 2001.

     Special charges.  Special charges were recorded in the amount of $0.3 million for the three months ended June 30, 2001 in connection with the expense of certain loan origination software that had been deemed unsuitable for Monument Mortgage's current business model.  No special charges were recorded for the same period ended June 30, 2002.

Equity in Loss of Equity-Method Investee

     Equity in Loss of Equity-Method Investee.  Equity in loss of equity-method investee represents FiNet's share of losses in CriticalPoint.  Losses in the Equity-Method Investee totaled $0.5 million during the three months ended June 30, 2002.  As losses in the Equity-Method Investee are recorded until the underlying investments are reduced to zero, FiNet expects that losses in the Equity-Method Investee will continue to decline, if no additional investment will be made into CriticalPoint and if there will be no permanent impairment in its value.

In-substance preferred dividend

     In-substance preferred dividend.  On May 10, 2002, FiNet raised $1.4 million in a private placement.  In exchange, FiNet sold 33,750 shares of preferred stock convertible into 1,350,000 shares of FiNet's common stock, together with warrants to purchase 450,000 shares of FiNet's common stock.  In connection with its private placement, FiNet recorded a one-time charge of $0.2 million as an in-substance preferred dividend related to a beneficial conversion feature attributed to the convertible preferred stock.

Results of Operations-Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Loan volumes

The loan origination for Monument Mortgage's production units is summarized below (in thousands):

	Six Months Ended June 30

Segments	2002	2001	Variance ($)	Variance (%)

	(unaudited)
Business-to-business	$95,416	$128,054	$(32,638)	(25)%
Business-to-consumer	50,709	108,573	(57,864)	(53)
Loan center	7,355	*	7,355	N/A

Total Loan Volume	$153,480	$236,627	$(83,147)	(35)%

* The loan center segment did not begin its operations until the third quarter of 2001.

Total loan production volume decreased by $83.2 million, or 35%, to $153.5 million during the six months ended June 30, 2002 from $236.6 million for the six months ended June 30, 2001.

     The business-to-business segment's loan production volume decreased by $32.6 million, or 25%, to $95.4 million during the six months ended June 30, 2002 from $128.0 million for the six months ended June 30, 2001.  The 25% decrease is the result of continued efforts by the business-to-business segment to shift the focus away from lower margin and higher volume conforming loan product and toward a higher margin and lower volume loan product such as Alternative-A and sub-prime loans.

     The business-to-consumer loan segment's production volume decreased by $57.9 million, or 53%, to $50.7 million during the six months ended June 30, 2002 from $108.6 million for the six months ended June 30, 2001.  This decrease is the result of the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania, which decrease was slightly offset by the early stages of the creation and implementation of the Homeward Solutions' business-to-consumer operations located in San Ramon, California, which operations have been the business-to-consumer segment's sole source of loan production during 2002.

     The loan center loan production volume totaled $7.4 million for the six months ended June 30, 2002.  The loan center's loan production was minor compared to the other two segments' production due to the fact that it initiated operations in the third quarter of 2001.

Comparative results of operations

     The following table summarizes the results of operations of Monument Mortgage's three business segments and the corporate segment for the six months ended June 30, 2002 and 2001.  These results are also expressed as the dollar amount variance and the percentage variance from the six months ended June 30, 2001 to the six months ended June 30, 2002.

	Six Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Revenues
Business-to-Business	$3,426	$3,661	$(235)	(6)%
Business-to-Consumer	730	792	(62)	(8)
Loan Center	100	*	100	N/A
Corporate	8	-	8	N/A

	4,264	4,453	(189)	(4)

Cost of revenues
Business-to-Business	2,717	2,423	(294)	(12)
Business-to-Consumer	324	499	175	35
Loan Center	180	(180)	N/A
Corporate	-	-	-	-

	3,221	2,922	(299)	(10)

Gross margin	1,043	1,531	(488)	(32)

Operating expenses
General and administrative
Business-to-Business	1,559	3,047	1,488	49
Business-to-Consumer	193	656	463	71
Loan Center	136	*	(136)	N/A
Corporate	1,319	973	(346)	(36)

	3,207	4,676	1,469	31

	Six Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)

Marketing and advertising
Business-to-Business	45	170	125	74
Business-to-Consumer	6	40	34	85
Loan Center	2	*	(2)	N/A
Corporate	4	17	13	76

	57	227	170	75

Depreciation and amortization
Business-to-Business	169	424	255	60
Business-to-Consumer	19	93	74	80
Loan Center	17	*	(17)	N/A
Corporate	339	481	142	30

	544	998	454	45

Special charges
Business-to-Business	-	301	301	N/A
Business-to-Consumer	-	-	-	N/A
Loan Center	-	*	-	N/A
Corporate	-	-	-	N/A

	-	301	301	N/A
Other
Business-to-Business	50	-	(50)	N/A
Business-to-Consumer	6	-	(6)	N/A
Loan Center	4	*	(4)	N/A
Corporate	34	-	(34)	N/A

	94	-	(94)	N/A

Total expenses	3,902	6,202	2,300	37

Loss from operations	(2,859)	(4,671)	1,812	39

Other income and expense
Other interest income
Business-to-Business	27	25	2	8
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	4	3	1	33

	31	28	3	11

Loss before income taxes	(2,828)	(4,643)	1,815	39%

Equity in loss of equity method investee
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(1,103)	-	(1,103)	N/A

	(1,103)	-	(1,103)	N/A

Income (loss) from derivative instruments
Business-to-Business	69	(14)	83	593
Business-to-Consumer	-	-	-	N/A
Loan Center	-	*	-	N/A
Corporate	(59)	-	(59)	N/A

	10	(14)	24	171

	Six Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)

Loss before income taxes	(3,921)	(4,657)	736	16

Income tax expense (benefit)
Business-to-Business	4	(3)	(7)	(233)
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(3)	36	39	108

	1	33	32	97

Net loss before change in accounting principle	(3,922)	(4,690)	768	16

Cumulative effect of change in accounting principle
Business-to-Business	-	(93)	93	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	-	-	-	-

	-	(93)	93	N/A

Loss before in-substance preferred dividend	(3,922)	(4,783)	861	18

In-substance preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(162)	-	162	N/A

	(162)	-	162	N/A

Preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(10)	-	10	N/A

Net loss available to common stockholders	$(4,094)	$(4,783)	$689	14%

* The loan center segment did not begin its operations until the third quarter of 2001.

     Total revenue decreased by $0.2 million, or 4%, to $4.3 million during the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001.  This decrease is attributable primarily to management's decision to lower loan production volume of its lower margin products and to focus on higher margin loan products such as the Alternative-A and sub-prime loan products.

     Revenues for the business-to-business segment during the six months ended June 30, 2002 and 2001, consisted primarily of (a) $0.9 million and $1.2 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its portfolio for sale and (b) net gains of 2.5 million and $2.3 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

     The decrease from the six months ended June 30, 2001 to 2002 in total revenues generated by the business-to-business segment is attributable primarily to the segment's deliberate reduction in loan originations in the three months ended June 30, 2002, which reduction was effected to focus the segment's business on loan products such as Alternative-A and sub-prime loans.  Such products are higher margin products but are typically lower volume, as they are not sought out by as many consumers as lower margin loan products such as conforming loans.  The lower loan production volume was offset somewhat by increased revenues resulting from the business-to-business segment's higher margin loan products.  However, during the six months ended June 30, 2002, the number of loan sales by the business-to-business segment decreased as compared to the six months ended June 30, 2001, which had the effect of lowering the business-to-business segment's revenues during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.   During the six months ended June 30, 2002, the business-to-business segment sold $90.8 million of its mortgages held-for-sale, or 95% of its same period originations, whereas during the six months ended June 30, 2001, the business-to-business segment sold $144.1 million of its mortgages held-for-sale, or 113% of its same period originations, which represents a decrease of 37%.

     Revenues for the business-to-consumer segment during the six months ended June 30, 2002 and 2001 consisted primarily of $0.7 million and $0.8 million, respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices.  The business-to-consumer's decreased revenue is primarily attributable to the fact that the business-to-consumer segment began to serve fewer states in late 2001, the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania and a temporary reduction in the business-to-consumer segment's brokerage activities to effectively establish the Homeward Solutions division of Monument Mortgage, located in San Ramon, California, which division currently operates the business-to-consumer segment.

     The loan center's revenue stream is very similar to that of the business-to-consumer segment.  Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices.  Revenues for the loan center segment during the six months ended June 30, 2002 were $0.1 million.

     Revenues for the corporate segment during the six months ended June 30, 2002 and 2001 were $8,000 and zero, respectively.  Management does not expect this segment to generate any revenue in the future.  The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.  Typically, any revenue generated by the corporate segment is incidental and unplanned.

Cost of revenues and gross margin

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

     Cost of revenues for the business-to-business segment increased by $0.3 million, or 12%, to $2.7 million during the six months ended June 30, 2002 from $2.4 million for the six months ended June 30, 2001.  The increase in cost of revenues was due to a $0.1 million increase in personnel expense, a $0.1 million increase in its facilities expense and a $0.1 million increase in loan loss reserves.

Cost of revenues for the business-to-consumer segment includes primarily the cost of personnel attributable to loan production.

     Cost of revenues for the business-to-consumer segment decreased by $0.2 million, or 35%, to $0.3 million during the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001.  The decrease in cost of revenues was due to the discontinuation of Monument Mortgage's business-to-consumer unit located in Pennsylvania and the consolidation of this segment with Monument Mortgage's other segments in San Ramon, California.

     Cost of revenues for the loan center segment during the six months ended June 30, 2002 totaled $0.2 million. Cost of revenues for the loan center segment includes primarily the cost of personnel responsible for loan production.

Because the corporate segment is not involved in any revenue generating activities, it did not incur any expenses related to revenue generation.

     As a result of its slightly decreased revenues and slightly increased cost of revenues, gross margin decreased only by $0.5 million, or 32%, to $1.0 million from $1.5 million to the six months ended June 30, 2002, from the six months ended June 30, 2001.  This decrease in revenues is partially attributable to management's decision to reduce its lower margin loan originations in order to focus on higher margin loan products, the proportional decrease in the amount of settlements compared to the amount of originations during the same period and the increased cost of revenues in anticipation of future loan production. In absolute terms, Monument Mortgage expects that its gross margin will increase during the rest of the year; however, FiNet cannot guarantee that the expected constancy of its gross margin will be achieved. FiNet expects that its cost of revenues will increase in proportion to the expected increase in volume of mortgage loan transactions.

Operating expenses

     General and administrative.  General and administrative expenses consist primarily of (i) compensation paid to employees who provide administrative support to FiNet and to Monument Mortgage, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead-related expenses, such as rent and utilities.

The table below summarizes and compares FiNet's consolidated general and administrative expenses for the six months ended June 30, 2002 and 2001 (in thousands).

	Six Months Ended June 30

	2002	2001	Variance ($)	Variance (%)

	(unaudited)
General and Administrative Expenses:
Compensation and Related Expenses	$1,571	$2,147	$576	27%
Facilities	127	224	97	43
Professional Fees	727	1,173	446	38
Rent, Utilities, Janitorial and Taxes	564	716	152	21
Other General and Administrative	218	416	198	48

Total General and Administrative	$3,207	$4,676	$1,469	31%

     Personnel costs and other general and administrative costs decreased $1.5 million, or 31%, to $3.2 million for the six-month period ended June 30, 2002 from $4.7 million for the six month ended June 30, 2001.  The decrease is primarily attributed to (i) a substantially decreased need for consultants to design and develop FiNet's currently existing websites, as well as its discontinued websites, (ii) a decrease in the number of employees who provided information technology support for discontinued websites whose employment was terminated during 2002 and (iii) a decreased need of legal expertise related to compliance due to Monument Mortgage's reduction of the number of states that it serves from 50 to 26.

     Marketing and advertising.  Marketing and advertising expenses decreased $0.2 million, or 75%, to $57,000 for the six month period ended June 30, 2002 from $0.2 million for the six-month period ended June 30, 2001.  Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan productions and the branding of Homeward Solutions.

     Depreciation and amortization.  Depreciation and amortization decreased $0.5 million, or 45%, to $0.5 million during the six months ended June 30, 2002 from $1.0 million in the six months ended June 30, 2001.  This decrease is primarily attributed to the write off of Lowestrate goodwill in 2001.

     Special charges.  Special charges were recorded in the amount of $0.3 million for the six months ended June 30, 2001 in connection with the expense of certain loan origination software that had been deemed unsuitable to Monument Mortgage's than current business model.  No special charges were recorded for the same period ended June 30, 2002.

Equity in Loss of Equity-Method Investee

     Equity in Loss of Equity-Method Investee.  Equity in loss of equity-method investee represents FiNet's share of losses in CriticalPoint.  Losses in the Equity-Method Investee totaled $1.1 million during the six months ended June 30, 2002.  As losses in the Equity-Method Investee are recorded at 100% until the underlying investments are reduced to zero, FiNet expects that losses in the Equity-Method Investee will continue to decline, if no additional investment will be made into CriticalPoint and if there is no permanent impairment in its value.

In-substance preferred dividend

     In-substance preferred dividend.  On May 10, 2002, FiNet raised $1.4 million in a private placement.  In exchange, FiNet sold 33,750 shares of preferred stock convertible into 1,350,000 shares of FiNet's common stock, together with warrants to purchase 450,000 shares of FiNet's common stock.  In connection with this private placement, FiNet recorded a one-time charge of $0.2 million as an in-substance preferred dividend related to a beneficial conversion feature attributed to the convertible preferred stock.

Financial condition

     Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments.  FiNet's stockholders' equity decreased by $2.6 million, or 68% to $1.2 million at June 30, 2002 from $3.8 million at December 31, 2001.  Stockholders' equity decreased primarily due to FiNet's and its subsidiaries' operating losses of $3.0 million incurred during the six months ended June 30, 2002 as well as from the recorded losses of $1.1 million from FiNet's CriticalPoint investment.  This decrease in stockholders' equity was partially offset by the $1.4 million private placement of preferred convertible stock that occurred on May 10, 2002.

     Immediately available and restricted cash decreased by $1.4 million, or 37%, to $2.4 million at June 30, 2002 from $3.8 million at December 31, 2001.  Cash was used for general operations and to fund mortgage origination activities by FiNet's mortgage banking subsidiary.  Restricted cash decreased by $0.9 million, or 41%, to $1.3 million at June 30, 2002 from $2.2 million at December 31, 2001.  FiNet held $0.1 million in deposit as a certificate of deposit at its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage.  FiNet also deposited $1.1 million into Monument Mortgage's primary warehouse lender's bank in accordance with the terms of a warehousing agreement.  Additionally, FiNet's restricted cash balance included $0.1 million relating to a stand-by letter-of-credit required in connection with its San Ramon, California office lease.

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

     Adequate credit facilities and other sources of funding that permit Monument Mortgage's business-to-business segment to fund mortgage loans are essential.  Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans.  At June 30, 2002, Monument Mortgage had two committed financing facilities that provided a $40 million funding capacity.  The average monthly amount outstanding on Monument Mortgage's warehouse facility during the six months ended June 30, 2002 was $19.8 million.  One of the warehouse agreements automatically renews on September 17, 2002, unless it is mutually cancelled by both parties and the other's expiration date is March 30, 2003.  Monument Mortgage had no other funding  facility at June 30, 2002.  However, management believes that if additional borrowing facilities are needed to fund its operations in the future, Monument Mortgage will be able to obtain the necessary credit facilities.

     FiNet, through its $3.0 million investment in CriticalPoint, purchased 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock.  The warrants represent four separate agreements to purchase additional shares of CriticalPoint preferred stock.  Warrants to purchase 1,642,519 shares of preferred stock expired on January 31, 2002 and warrants to purchase 1,642,519 shares of preferred stock expired on July 31, 2002.  The remaining warrants expire on February 1, 2005.  FiNet did not exercise the warrants that expired on January 31, 2002 and did not exercise the warrants that expired on July 31, 2002.  Accordingly, there will be no impact on FiNet's liquidity and cash reserves during 2002 resulting from the exercise of CriticalPoint warrants.

     Operating activities.  During the six months ended June 30, 2002, operating activities, including a net loss, an increase in mortgages held-for-sale and an increase in restricted cash, used a net cash amount of $3.5 million.  During the six months ended June 30, 2001, operating activities provided $12.1 million.

     Investing activities.  During the six months ended June 30, 2002, investing activities, including the purchase of fixed assets, used a net cash amount of $0.1 million.  During the six months ended June 30, 2001, investing activities used a net cash amount of $0.6 million.

     Financing activities.  During the six months ended June 30, 2002, financing activities, including proceeds from the issuance of shares of FiNet's preferred stock and warrants to purchase shares of FiNet's common stock, proceeds from the issuance of a note payable and a net increase in warehouse borrowings provided cash of $3.1 million.  During the six months ended June 30, 2001, investing activities used $15.1 million, primarily for increases in warehouse borrowings.

     To further strengthen its working capital position, on May 10, 2002 FiNet completed a private convertible preferred stock and warrant financing for gross proceeds of approximately $1.35 million.  Commitments for an additional $0.35 million in gross proceeds, as well as authority to raise up to an additional $0.7 million, are subject to approval by FiNet's stockholders at FiNet's annual meeting of stockholders, which meeting is scheduled to take place on August 15, 2002.

     With this most recent private offering, FiNet believes that its existing cash balances and funds available under Monument Mortgage's revolving warehouse facility and loan purchase agreement will be sufficient to meet FiNet's liquidity requirements for the next 12 months.  FiNet expects that it will not need to arrange for additional sources of capital during that period.  If additional working capital will be needed, FiNet believes that it will be able to arrange to receive such capital.  However, FiNet cannot guarantee that it will be able to obtain additional financing if so required.  In the event FiNet requires, but is unable to obtain additional financing, FiNet's growth could slow or end, and its operations could be adversely affected or be terminated.

Potential for Nasdaq delisting

     FiNet is subject to the requirements for continued listing on the Nasdaq SmallCap Market, including a minimum bid price requirement of $1.00 per share and a requirement to maintain a minimum of either $2.0 million in net tangible assets or $2.5 million in stockholders' equity.

     On February 14, 2002, FiNet was notified by Nasdaq that FiNet's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(4). FiNet was provided 180 calendar days, or until August 13, 2002, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days.  As of August 13, 2002, the closing price of FiNet's common stock has been over $1.00 for 18 consecutive days, and as a result, FiNet believes that it has regained compliance with the Nasdaq minimum bid price requirement.

     On May 21, 2002, FiNet received a letter from Nasdaq notifying it that, based on FiNet's first quarter interim financial statements, Nasdaq determined that FiNet was not in compliance with the Nasdaq listing requirement that it maintain a minimum of either $2.0 million in net tangible assets or $2.5 million in stockholders' equity as required by Marketplace Rule 4310(c)(2)(B).  On June 5, 2002, FiNet provided Nasdaq with its plan to regain and maintain compliance with the minimum stockholders' equity requirement and requested an extension to regain such compliance until the time of FiNet's annual meeting of its stockholders.  FiNet requested this extension because several proposals that are to be considered at its annual meeting would, if approved, help it regain and maintain compliance with the Nasdaq stockholders' equity requirement.  The rejection of any or all of these proposals could adversely affect FiNet's ability to meet the minimum level of stockholders' equity required by Nasdaq.

     FiNet cannot guarantee that it will be able to regain or maintain compliance with the Nasdaq listing requirements, and as a result its common stock may be delisted from trading on the Nasdaq SmallCap Market.  Such a delisting may have a material negative effect on the value and liquidity of FiNet's shares.  For further discussion, see "Risk Factors That May Affect Our Future Performance-If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired," and "-If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's -Penny Stock' Rule" in FiNet's Annual Report on Form 10-K, (as amended), for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk.  A significant portion of revenues earned by Monument Mortgage are derived from gain on sale of the mortgages held-for-sale portfolio, its interest spread earned and from its mortgage brokering operations.  Interest spread is the differential spread between interest earned on the loan portfolio held for sale and interest expense payable on the warehouse line of credit facilities.

     When interest rates fluctuate, revenues for the business-to-business segment can be adversely affected primarily by the changes in the fair market value of its mortgages held-for-sale portfolio.  Also, interest rate fluctuations might compress the interest rate spread earned on the loan portfolio held-for-sale, therefore, can adversely effect Monument Mortgage's overall earnings.  The business-to-business segment's primary focus is to fund Alternative-A and sub-prime loan products, which are not as sensitive to interest rate fluctuations as the conforming loan product.

     Interest rate fluctuations might also significantly impact revenues earned by the business-to-consumer and loan center segments since in a higher interest rate environment, demand for certain mortgage loan types, such as, conforming loan types, declines.  Borrowers applying for conforming loans are more interest rate sensitive than borrowers applying for the Alternative-A and sub-prime loan products because they have more mortgage loan borrowing options.  Since conforming mortgage borrowers generally have higher quality credit history, larger down payments and verifiable earnings they can obtain lower competitive rate mortgage loans.  Non-conforming borrowers with either troubled credit histories, smaller down payments or earnings received from sources difficult to verify, have more difficulty in securing lower rate conforming loans, and therefore often obtain loans with higher rates, such as loans in the Alternative-A or sub-prime arena.

     Monument Mortgage's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $6.1 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively.  Until a rate commitment is extended to a borrower, there is no interest rate risk to Monument Mortgage.  If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.  Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, that may negatively impact operations.

     To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding and by utilizing hedging transactions using forward whole-loan sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund and sell.  Forward sale commitments are sales of loans with settlement dates more than five days in the future.  Before entering into hedging transactions, an analysis is made of the loans with committed interest rates.  This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction.  As at June 30, 2002 and at December 31, 2001, Monument Mortgage had mandatory and optional (best efforts) forward commitments with institutions that it believes are sound credit risks, aggregating to $0 and $10.0 million, respectively.  These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $11.2 million and $9.3 million as of June 30, 2002 and December 31, 2001, respectively, and the pipeline loans for which interest rates were committed of $6.1 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively.

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

     The following risk factors could also, among other things, cause future results to differ substantially from past results or those anticipated in any forward-looking statements throughout this document:

-

The degree of success in integrating the anticipated purchase of the www.realestate.com domain name and website and related assets into FiNet's subsidiaries' current operations, subject to the approval of FiNet's stockholders.

-	FiNet's level of success entering into the lead-generation market through its anticipated use of the RealEstate.com-related assets, subject to the approval of FiNet's stockholders.
-	The degree of Monument Mortgage's success in executing its growth plans for its three business segments.
-

The level of demand for mortgage loans, which can be affected by the level of interest rates, the strength of the economy and the demographics of California, which is Monument Mortgage's primary lending market.

-	The degree of Monument Mortgage's success in differentiating itself from its competition and the actions undertaken by its competitors, many of which may have lower cost of funds to operate.
-	The availability of funds from Monument Mortgage's credit facilities to finance mortgage-lending activities.
-

The level of loan repurchase requests received by Monument Mortgage's business-to-business segment, which is highly correlated with the level of loan loss reserves Monument Mortgage is required to maintain.

-	The degree of success in managing derivative instruments and hedging activities, which may cause increased volatility in FiNet's earnings.
-	The degree of success FiNet's Equity-Method Investee has in gaining market share in the natural language querying market.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 "Condensed Notes to Consolidated Financial Statements-Note 4. Commitments and contingencies" for material developments in previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Part I, Item 1 "Condensed Notes to Consolidated Financial Statements-Note 5. Stockholders' equity-Preferred Stock" for information regarding a private placement by FiNet of shares of convertible preferred stock and warrants to purchase shares of FiNet's common stock that occurred during the second quarter of 2002.

     In connection with the private placement, on May 10, 2002, FiNet entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement by and among FiNet and a group of accredited investors (the "Series B Purchase Agreement").  An initial closing pursuant to the Series B Purchase Agreement occurred on May 10, 2002, in which FiNet sold 33,750 shares of FiNet's Series B Convertible Preferred Stock (the "Preferred") and warrants to purchase 450,000 shares of FiNet's common stock for an aggregate purchase price of $1.35 million.  Each of the following accredited investors participated in this initial closing: Banco Espirito Santo de Investimento, S.A., Companhia de Cervejas Estrela, S.A., Monica Albuquerque D'Orey, Miguel Ferreira Almeida, K One Limited Partnership and Lawrence M. Lubbers, MD.

     In addition, FiNet received commitments on May 10, 2002 from L. Daniel Rawitch, a director of FiNet and its President and Chief Executive Officer, and Diogo Abreu, another director of FiNet, to purchase a total of 8,750 shares of Preferred, together with warrants to purchase 116,667 shares of FiNet's common stock, for an aggregate purchase price of $350,000, subject to the approval of this issuance by FiNet's stockholders.

     Each share of Preferred is initially convertible into 40 shares of FiNet's common stock at a conversion price of $1.00 per share.  The warrants issued in connection with this initial closing are exercisable for a period of three years at an exercise price of $0.75 per share of common stock.  Certain of the rights, preferences and privileges of the Preferred are senior to those of FiNet's common stock.  For example, the holders of the Preferred have the right to receive the cash or other assets distributed to FiNet's stockholders upon certain liquidation events (including a sale of all or substantially all of FiNet's assets) before any such assets are distributed to the holders of common stock.  In addition, the holders of the Preferred have contingent rights to receive dividends that are senior to the rights of the holders of common stock.

     The shares of the Preferred and the warrants issued in the private placement were not registered under the Securities Act of 1933, as amended.  The sales of shares of the Preferred and the warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, under Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 5, 2002, the holders of a majority of the Series B Convertible Preferred Stock outstanding (the "Preferred"), acting by written consent in lieu of a special meeting of the holders of the Preferred pursuant to and in accordance with Delaware corporate law and FiNet's bylaws, voted to amend FiNet's Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed with the State of Delaware on May 10, 2002 in order to eliminate the redemption rights granted to the Preferred in the certificate and to provide for redemption of the Preferred solely at the option of FiNet.  The holders of 27,500 of the 33,750 shares of Preferred outstanding and entitled to vote executed the written consent.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

Exhibit 2.1

Agreement of Purchase and Sale of Stock dated effective as of April 23, 2002, by and among the registrant, R.E. Ventures, Inc., and the shareholders of R.E. Ventures, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 25, 2002)

Exhibit 3.1.1

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of FiNet.com, Inc., filed with the Secretary of State of the State of Delaware on May 10, 2002 (incorporated by reference to Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 16, 2002)

Exhibit 4.1

Registration Rights Agreement, by and among the registrant and the investors listed therein, dated as of May 10, 2002 (incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 16, 2002)

Exhibit 4.2	Form of Warrant to Purchase Common Stock of the registrant (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 16, 2002)

Exhibit 10.1

Series B Convertible Preferred Stock and Warrant Purchase Agreement, by and among the registrant and the investors listed therein, dated as of May 10, 2002 (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 16, 2002)

Exhibit Number	Description

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K:

     On April 25, 2002, the registrant filed a Current Report under Item 5 on Form 8-K to report that it had entered into the Agreement of Purchase and Sale of Stock dated effective as of April 23, 2002, by and among the registrant, R.E. Ventures, Inc., and the shareholders of R.E. Ventures, Inc.

     On May 17, 2002, the registrant filed a Current Report under Item 5 on Form 8-K to report that it had entered into the Series B Convertible Preferred Stock and Warrant Purchase Agreement with certain investors dated as of May 10, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finet.com, Inc.

By:	/s/ L. Daniel Rawitch

L. Daniel Rawitch
President and Chief Executive Officer
August 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Office	Date

/s/ Eva Noack	Treasurer (Principal Financial and Accounting Officer)	August 14, 2002