Form 10-Q
period 2002-09-30
FINET COM INC
filed 2002-11-14
CIK 852450

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

Yes [X] No [ ]

As of November 5, 2002, 9,609,376 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

FiNet.com, Inc.

Form 10-Q

For the Three Months and Nine Months Ended September 30, 2002

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amount in thousands, except per share data)

ASSETS

	September 30, 2002	December 31, 2001

	(Unaudited)
Cash and cash equivalents	$956	$1,640
Restricted cash	1,367	2,159
Accounts and notes receivable, net	216	136
Mortgages held for sale, net	8,064	8,365
Fixed assets, net	784	1,422
Investment in equity-method investee	-	2,223
Derivative instruments in connection with equity-method investee	-	123
Other assets	608	1,187

Total assets	$11,995	$17,255

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Liabilities:
Warehouse lines of credit	$8,352	$8,292
Accounts and notes payable	685	231
Accrued expenses and other liabilities	5,326	4,953

Total liabilities	14,363	13,476
Stockholders' deficit equity:
Preferred stock, par value $0.01 per share
Authorized shares-100
Issued and outstanding convertible shares as of September 30, 2002 and December 31, 2001-43 and 0 shares, respectively	-	-
Common stock, par value $0.01 per share
Authorized shares-49,900
Issued and outstanding shares as of September 30, 2002 and December 31, 2001-9,609 and 9,523 shares, respectively	1,029	1,029
Additional paid-in capital	111,884	109,925
Accumulated deficit	(115,281)	(107,175)

Total stockholders' (deficit) equity	(2,368)	3,779

Total liabilities and stockholders' (deficit) equity	$11,995	$17,255

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Revenues	$1,779	$1,760	$6,043	$6,213
Cost of revenues	1,980	1,141	5,201	4,063

Gross profit (loss)	(201)	619	842	2,150

Operating expenses:
General and administrative	2,197	1,575	5,404	6,251
Marketing and advertising	31	63	88	290
Depreciation and amortization	220	1,179	764	2,177
Special charges	49	-	49	301
Other	63	-	157	-

Total expenses	2,560	2,817	6,462	9,019

Loss from operations	(2,761)	(2,198)	(5,620)	(6,869)

Other income and expense:
Other interest income	7	20	38	48

Loss before equity in losses of equity-method investee	(2,754)	(2,178)	(5,582)	(6,821)

Equity in loss of equity-method investee	(1,120)	-	(2,223)	-
Income (loss) from derivative instruments	(65)	1	(54)	(13)

Loss before income taxes	(3,939)	(2,177)	(7,859)	(6,834)
Income tax expense	13	2	14	35

Loss before cumulative effect of change in accounting principle	(3,952)	(2,179)	(7,873)	(6,869)
Cumulative effect of change in accounting principle	-	-	-	(93)

Net loss	(3,952)	(2,179)	(7,873)	(6,962)

In-substance preferred dividend	(42)	-	(204)	-
Preferred dividend	(19)	-	(29)	-

Net loss available to common stockholders	$(4,013)	$(2,179)	$(8,106)	$(6,962)

Basic and diluted net loss per common share before effect of
change in accounting principle	$(0.42)	$(0.23)	$(0.85)	$(0.72)
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Basic and diluted net loss per common share	$(0.42)	$(0.23)	$(0.85)	$(0.73)

Weighted average common shares used in computing basic
and diluted net loss per common share	9,570	9,509	9,544	9,503

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,873)	$(6,962)
Less: Cumulative effect of change in accounting principle	-	93

Loss from operations	(7,873)	(6,869)

Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	764	2,177
Provision for valuation allowance	300	18
Fixed asset write-off	49	301
Equity in losses of equity method investee	2,223	-
Loss from derivative transactions	54	13
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	792	(2,033)
Decrease in mortgage loans held for sale	70	31,870
(Increase) decrease in accounts and notes receivable	(80)	293
Decrease in other assets	579	14
Increase (decrease) in accounts payable and accrued expenses	796	(776)

Net cash (used in) provided by operating activities	(2,326)	25,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(175)	(90)
Proceeds from sale of furniture	-	15
Investment in equity-method investee	-	(3,009)

Net cash used in investing activities	(175)	(3,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	23	16
Proceeds from issuance of convertible preferred stock	1,700	-
Proceeds from exercise of common stock options	34	-
Net increase (decrease) in warehouse borrowings	60	(29,571)

Net cash provided by (used in) financing activities	1,817	(29,555)

Net decrease in cash	(684)	(7,631)

Cash at beginning of period	1,640	9,454

Cash at end of period	$956	$1,823

Supplemental disclosures:
Interest paid	$790	$809
Taxes paid	14	35
In-substance preferred dividend	204	-
Preferred dividend	29	-

See accompanying notes to the consolidated financial statements.

FiNet.com, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

Note 1. Organization and Summary of Significant Accounting Policies

Organization

            FiNet.com, Inc. ("FiNet") is a financial services holding company.  Monument Mortgage, Inc. ("Monument Mortgage") a wholly owned subsidiary, conducts diversified mortgage banking operations and is a provider of both traditional and online mortgage services to a diversified customer base consisting of mortgage loan investors, mortgage brokers and consumers.

            FiNet's original business plan for 2002 projected continued net losses. The plan also projected that cash balances and increases in revenue and reductions in costs would be sufficient to fund the excess of expenses over revenues for the year ending December 31, 2002. The plan also assumed that warehouse lines or other such credit facilities would be available through December 31, 2002 in amounts necessary to operate the business and that debt covenant violations, if any, will be waived without business interruption. Actual revenues through September 30, 2002 are below anticipated amounts and costs are in excess of originally projected levels. Currently, Monument Mortgage is in default of the tangible net worth requirement in its credit facility. Management believes it will obtain a waiver for non-compliance of the covenant. Regarding cash flow, management is in the process of raising equity capital from an identified group of private investors. At this time, management believes that FiNet will continue, as a going concern through December 31, 2002, although there can be no guarantee that it will be successful. FiNet's ability to continue as a going concern beyond December 31, 2002 is dependent on eventually achieving profitability and on adequate access to capital. In the event FiNet requires, but is unable to obtain additional financing; FiNet's operations could be adversely affected or be terminated.

Interim financial information

            The accompanying unaudited consolidated financial statements reflect FiNet's financial position as of September 30, 2002 (unaudited) and December 31, 2001 (audited) and its unaudited results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001.  The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments and accruals, as well as the necessary accounting changes to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," necessary to present fairly FiNet's financial position, results of operations and statement of cash flows for the three-month and nine-month periods ended and as of September 30, 2002 and 2001.  The results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

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

Cash and cash equivalents

            Cash and cash equivalents consist of cash balances and instruments with maturities of less than three months at the time of purchase.  At September 30, 2002, FiNet carried $956,000 of immediately available cash and $1,367,000 of restricted cash.  As of September 30, 2002, FiNet deposited $135,000 of restricted cash and obtained a certificate of deposit from its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage.  As of September 30, 2002, Monument Mortgage also deposited $1,132,000 of restricted cash into its primary warehouse lender's bank in accordance with the terms of the warehousing agreement.  As of September 30, 2002, FiNet's restricted cash balance also included $100,000 relating to a stand-by letter of credit required in connection with its San Ramon, California office lease.

Mortgage loans held for sale

            Mortgage loans held for sale, consisting of loans secured by single-family residential properties, are carried at the lower of cost or market.  At September 30, 2002 and December 31, 2001, mortgages held for sale before valuation allowances represented $9,170,000 and $9,259,000, respectively.  Market valuation allowances of $1,106,000 and $894,000 as of September 30, 2002 and December 31, 2001 were recorded.  Additions to the market valuation adjustments are based on assessments of certain factors, including, but not limited to, economic conditions, trends in the portfolio of mortgages held for sale and estimated inherent losses on the loans.  Subsequent recoveries of items previously charged off are credited the provision for valuation allowance.  Pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," premiums paid and discounts obtained on such mortgages held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Pursuant to the terms of the loans, the borrowers have pledged the underlying real estate as collateral for the loans.

Fixed assets

            Fixed assets are stated at cost less accumulated depreciation.  At September 30, 2002 and December 31, 2001, FiNet carried a fixed assets balance of $4,079,000 and $3,953,000, respectively, and the accumulated depreciation and amortization balances were $3,295,000 and $2,531,000, respectively.  Depreciation is computed straight-line over the fixed assets' estimated useful lives of three to seven years.  The cost of repairs and maintenance of furniture, fixtures and equipment is charged to operating expense.

Investment

On August 30, 2001, FiNet made an equity investment in Epexegy Corporation, doing business as CriticalPoint Software, Inc. ("CriticalPoint" or the "Equity-Method Investee").

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

            FiNet periodically evaluates whether a decline in fair value of its investment in CriticalPoint has occurred and whether or not the decline, if any, is other-than-temporary.  This evaluation consists of a review of qualitative and quantitative factors by members of senior management and FiNet's Board of Directors.  FiNet considers additional factors to determine whether declines in fair value are other-than-temporary, such as CriticalPoint's financial condition, results of operations, operating and market trends, the market positions and trends of competitors as well as the market value of other comparable companies. As of September 30, 2002, FiNet's senior management along with its Board of Directors determined that the value of its investment in CriticalPoint has declined and that this decline is other-than-temporary.  FiNet's decision was based on but not limited to certain factors such as: (i) the low probability of recovering of the carrying amount of its investment, (ii) a significant adverse change in the investment business climate that was created especially by the terrorist attacks of September 11, 2001, which over time significantly reduced the fair market value of CriticalPoint, (iii) a continuing operating cash flow loss combined with a history of operating and cash flow losses and (iv) a more conservative projection on FiNet's part of any future incoming cash flow that might be able to exceed any expected future cash outflows.  As of September 30, 2002, FiNet wrote off  its remaining investment in CriticalPoint  of $888,000 and recorded $837,000 Equity in Loss of its Equity-Method Investee and $51,000 in Loss from Derivatives in its consolidated statement of operations.

At September 30, 2002 and December 31, 2001, FiNet's investment in the Equity-Method Investee was valued at $0.00 and $2,223,000, respectively.

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

            Mandatory and best efforts forward sale commitments are financial instruments Monument Mortgage most commonly uses to hedge its interest rate exposure derived from its loan production activities.  Monument Mortgage enters into forward contracts mostly with private investors such as Impac Funding Corporation, Franklin Credit Management Corporation, Credit Swiss First Boston and Citifinancial.  Under the provisions of SFAS 133, loan commitments and forward contracts qualify as derivatives and, therefore, are marked-to-market through current period earnings.  The change in the fair value is recorded as income or loss from derivatives in FiNet's Consolidated Statements of Operations.

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

            In connection with its investment in CriticalPoint, FiNet received warrants to purchase additional equity securities of CriticalPoint.  Since these warrants can be exercised and settled by delivery of net shares such that FiNet pays no cash upon exercise ("Net Share Warrants"), they are deemed to be derivative financial instruments.  Net Share Warrants are not designated as hedging instruments; accordingly, gains or losses resulting from changes in fair value are recorded as income or loss from derivative instruments in FiNet's Consolidated Statements of Operations in the period of change.  FiNet determines the fair value of these warrants through option-pricing models, such as the Black-Scholes pricing model, using current market price and volatility assumptions, including market data for comparable public companies.

            For the three-month and nine-month periods ended September 30, 2002, FiNet recorded a loss of $65,000 and $54,000, respectively, on derivatives as a separate component of "Other income and expense" in its Consolidated Statement of Operations.

Revenue recognition

FiNet currently derives substantially all of its revenues from Monument Mortgage's mortgage banking activities, which include:

  "Loan interest income" represents interest earned on the portfolio of mortgages held for sale.  Interest income is recorded when received or it is accrued as earned.  If loans become ninety days past due, recording of accruing interest stops and all previously accrued interest is reversed.

  "Gain on sale of mortgage loans" represents premiums obtained upon sale of mortgages held for sale.  Lending-related premiums paid and discounts obtained at the time of funding are deferred as an adjustment to the carrying value of such loans until the related loans are sold.  Upon sale of such loans, deferred transaction fees are recognized and included in "Gain on sale of mortgage loans."

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

FiNet's revenue components are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Loan interest income	$645	$284	$1,559	$1,507
Gain on sale of mortgage loans	826	880	3,341	3,167
Loan brokerage fees	272	525	947	1,252
Loan center revenue	28	-	128	-
Real estate fees	4	67	58	79
Other	4	4	10	208

Total revenues	$1,779	$1,760	$6,043	$6,213

Cost of revenue

            Certain loan origination costs and other production costs attributable to loan inventory are included in "Cost of revenues" in FiNet's Consolidated Statements of Operations. "Cost of revenues" also includes (i) costs of personnel attributable to loan production, (ii) expenses recorded for loan and receivables losses directly related to loans held for sale and for any possible future repurchase requests directly related to loans sold to investors, (iii) warehouse interest expenses, (iv) expenses directly related to origination, such as additional real estate appraisals and desk reviews, (v) commissions paid to in-house sales personnel and (vi) other costs of production.  Direct loan origination costs are deferred until the related loan is sold.

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

Loss per share

            FiNet computes basic net loss and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the same period.  Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and common equivalent shares (if applicable) outstanding during the period, to the extent such common equivalent shares are dilutive.  Since the common equivalent shares for all years were antidilutive, basic and diluted net loss per share are the same.

            As of September 30, 2002 and 2001, options to purchase 1,501,832 and 2,100,952 shares of common stock, respectively, and warrants to purchase 2,364,138 and 1,183,119 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because these common stock equivalents were antidilutive.

Note 2. Investment

            On August 30, 2001, FiNet completed an equity investment of $3,000,000 in CriticalPoint and received 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock.  The warrants represent four separate agreements to purchase additional shares of Series D voting convertible preferred stock at an exercise price of $0.61 per share.  The first warrant to purchase 1,642,519 shares of preferred stock expired on January 31, 2002.  The second warrant to purchase another 1,642,519 shares of preferred stock expired on July 31, 2002.  The remaining two warrants expire on February 1, 2005.

            This investment is accounted for using the equity method of accounting because the investment gives FiNet the ability to exercise significant influence, but not control, over the operations of CriticalPoint.  Significant influence is generally deemed to exist if the investor has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  Up to September 30, 2002, FiNet recorded 100% of CriticalPoint's losses, which were applied against FiNet's investment in CriticalPoint.  Additionally, FiNet's senior management along with its Board of Directors determined that as of September 30, 2002, the value of its investment in CriticalPoint has declined and that this decline is other-than-temporary.  FiNet's decision was based on but not limited to certain factors such as, (i) the low probability of recovering of the carrying amount of its investment, (ii) a significant adverse change in the investment business climate, especially after the terrorist attacks of September 11, 2001, which significantly reduced the fair market value of CriticalPoint, (iii) a continuing operating cash flow loss combined with a history of operating and cash flow losses and (iv) a more conservative projection on FiNet's share of any future incoming cash flows that might be able to exceed any expected future cash outflows.

            For the three-month and nine-month periods ended September 30, 2002, FiNet recorded $1,120,000, of which $837,000 represented an impairment write off, and $2,223,000 of losses, respectively, in its equity investment.  For the three-month and nine-month periods ended September 30, 2002, FiNet also recorded an additional $65,000, of which $51,000 represented an impairment write off, and $123,000 loss, respectively, as a result of the reduction in the related value of the warrants.

The summarized unaudited balance sheets of the Equity-Method Investee as of August 31, 2002 and November 30, 2001 (one month in arrears for each date) are as follows (in thousands):

Balance Sheet-CriticalPoint Software

	August 31, 2002	November 30, 2001

Current assets	$142	$1,461
Non-current assets	111	237
Current liabilities	36	106
Non-current liabilities	-	-
Stockholders' Equity	217	1,592

            The summarized unaudited statement of operations information of the Equity-Method Investee for the three-month period ended August 31, 2002 and the nine-month period ended August 31, 2002 (one month in arrears for each period) are as follows (in thousands):

Statement of Operations-CriticalPoint Software

	Three Months Ended August 31, 2002	Nine Months Ended August 31, 2002

Revenues	$-	$-
Net Loss	$(283)	$(1,386)

Note 3. Borrowing and other financial arrangements

Monument Mortgage's borrowing arrangement consist of the following (in thousands):

	September 30, 2002	December 31, 2001

	(unaudited)
Warehouse and other borrowing arrangements

$25 million and $15 million committed at September 30, 2002 and December 31, 2001, respectively, bearing interest rate at Prime plus1.25% and Prime plus 1.00%, respectively	$8,352	$8,292

Warehouse line of credit

            During 2001, Monument Mortgage entered into a new lending arrangement with its now-primary warehouse lender, Impac Warehouse Lending Group.  As of September 30, 2002, this agreement provided for a $20,000,000 warehouse borrowing facility that could temporarily increase to $25,000,000 and that carried an interest rate of Prime plus 1.25%.  This warehouse agreement has no expiration date and automatically renews in September of each year unless the agreement is canceled by either party.  For the three-month period ended September 30, 2002 and 2001, Monument Mortgage recorded warehouse interest expense of $240,000 and $149,000, respectively, and for the nine-month period ended September 30, 2002 and 2001, Monument recorded warehouse interest expense of  $790,000 and $809,000.  Warehouse interest expense is included in the Consolidated Statements of Operations in "Cost of revenues." Borrowings under this warehouse facility are secured by the mortgages held for sale that are financed by this facility.  At September 30, 2002 and December 31, 2001, the outstanding balance were $8,352,000 and $8,292,000, respectively and the warehouse interest rate index was 4.75%.

Other financial arrangement

            At September 30, 2002, Monument Mortgage had a  $10,000,000 loan purchase agreement with Gateway Bank, a Federal Savings Bank ("Gateway Bank"), that expires on March 30, 2003.  This agreement could increase to $15,000,000 at the sole discretion of Gateway Bank.  Under this agreement, Monument Mortgage offers to sell an undivided ownership interest in mortgages underwritten by Monument Mortgage at a purchase price of 100% of the principal balance or the take-out commitment amount obtained from the third party investor, whichever is less. This arrangement carries an interest rate of Prime plus 0.50%. As of September 30, 2002 and December 31, 2001, loans sold to Gateway which were in the process of being sold to third party investors equaled to $9,757,000 and zero, respectively.

Financial covenants

            Monument Mortgage's borrowing and other financial arrangements carry various financial covenants including tangible net worth and certain specified leverage ratios.  Should an event of default occur, as defined in each agreement, the outstanding principal and interest under such agreements are due on demand.  At September 30, 2002, Monument Mortgage was in default of the tangible net worth requirement required by both facilities.  Monument Mortgage intends to seek waivers for the non-compliance. Monument Mortgage cannot guarantee that it will be able to obtain waivers for its non-compliance.

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

            On December 16, 1999, a lawsuit was filed in the Judicial District Court of Dallas County, Texas, by FC Capital Corp. d/b/a First City Capital Corporation ("First City").  The complaint alleges breach of contract by Coastal Federal Mortgage Company ("Coastal") for failure to repurchase loans in accordance with the terms and conditions of a purchase agreement entered into by Coastal and First City in March 1998.  The plaintiff has named FiNet as a defendant alleging that FiNet assumed all of Coastal's debts and obligations when FiNet acquired Coastal in April 1998.  The plaintiff sought to recover actual damages in the amount of $1.7 million and premium rebates in the approximate amount of $26,000.  The action was removed to the United States District Court, Northern District of Texas, Dallas Division ("Texas District Court") on January 18, 2000.  On May 31, 2000, the Texas District Court granted FiNet's motion to dismiss for lack of personal jurisdiction and dismissed the action without prejudice.  Thereafter, FiNet and Coastal filed a declaratory relief action against First City in the San Francisco Superior Court with respect to the issues that had been raised by First City in the dismissed Texas action.  First City removed the action to the United States District Court, Northern District of California ("California District Court"), and filed a motion to dismiss, or in the alternative, to change venue to New York.  At a hearing held on August 28, 2000, the California District Court denied First City's motion to dismiss.  First City answered the complaint, filed a "cross-complaint," and then filed an "amended cross-complaint" which included allegations against Coastal and FiNet, as well as allegations against Coastal's three prior shareholders in their individual capacities ("Individual Defendants").  The "amended cross-complaint" seeks to have approximately $3,520,000 in loans repurchased or recover damages, interest and costs in an amount to be proven at trial as well as punitive damages.  Subsequently, the California District Court, on February 12, 2001, dismissed the Individual Defendants for lack of personal jurisdiction and ordered the parties to enter into mediation.  On April 30, 2001, the parties participated in a Case Management Conference, at the conclusion of which the California District Court ordered the parties to file a series of cross-motions for summary judgment.  Thereafter, on January 7, 2002, oral arguments were held on the parties' respective cross-motions for summary judgment.  On June 19, 2002, the California District Court entered an order granting FiNet's motion for summary judgment and denying First City's cross-motion for summary judgment.  Thereafter, on July 24, 2002, First City filed a motion for leave to amend its cross-complaint against FiNet.  Oral arguments on First City's motion to amend its cross-complaint were held on September 9, 2002.  On September 19, 2002, the California District Court entered an order denying First City's motion for leave to amend its cross-complaint against FiNet and dismissed FiNet.  Thereafter, on October 17, 2002, First City filed an appeal of the California District Court's order in the U.S. Court of Appeals for the Ninth Circuit.  FiNet intends to defend vigorously against the action and believes that the ultimate resolution will not have a material adverse effect on its business, results of operations or financial condition.

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

Note 5. Stockholders' (deficit) equity

Preferred Stock

            FiNet has authorized 100,000 shares of $0.01 per share par value preferred stock.  At September 30, 2002 and December 31, 2001, 42,500 shares and zero shares of preferred stock were outstanding, respectively.

            On May 10, 2002, FiNet raised approximately $1,350,000 in gross proceeds by issuing 33,750 shares of Series B convertible preferred stock and detachable three-year warrants to purchase up to 450,000 shares of FiNet's common stock to accredited investors in a private placement.  In addition, on August 15, 2002, the stockholders of FiNet approved the issuance of additional 8,750 shares of preferred stock, together with warrants to purchase 116,667 shares of FiNet's common stock to FiNet's President and Chief Executive Officer and to one of the Vice-Chairmen of FiNet's board of directors. FiNet received a total of $1,700,000 from these transactions.  The private placement resulted in the issuance of shares of preferred stock convertible into shares of FiNet's common stock for a conversion price at or above fair market value and the issuance of warrants to purchase shares of FiNet's common stock for an exercise price at or above fair market value, calculated based on the average closing price of FiNet's common stock over the month preceding the closing of the transaction.

            The preferred stock was purchased at a price of $40.00 per share, and each share of preferred stock was initially convertible into 40 shares of common stock, resulting in an initial conversion price of $1.00 per share.  The $1.00 conversion price was set at approximately a 33% premium to the then-current market price of $0.75 per share at the time of negotiation of the terms of the preferred stock.

            The detachable three-year warrants have an exercise price of $0.75 per share.  Based on FiNet's valuation of these detachable warrants utilizing the Black-Scholes valuation model, a market value basis of $442,000 was allocated to the detachable warrants and was recorded as a component of additional paid-in-capital within stockholders' equity.  In addition, a market value basis of $1,258,000 was allocated to the preferred stock resulting in an effective conversion price of $0.74 per common share.  As the fair value of FiNet's common stock on the day of issuance was $0.86 per share, a beneficial conversion feature of $204,000 was attributed to the convertible preferred stock issuance.  As the preferred stock can be converted into common stock immediately, FiNet recorded the $204,000 beneficial conversion feature as an in-substance preferred dividend to the preferred stockholders upon issuance.

            FiNet accounted for the issuance of the convertible preferred stock in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Common Stock

            FiNet has authorized 49,900,000 shares of $0.01 per share par value common stock.  At September 30, 2002 and December 31, 2001, there were 9,609,376 and 9,522,834 shares of common stock outstanding, respectively.

Stock options

            FiNet's stock option plans consist of (i) the 1989 Stock Option Plan, (ii) the 1998 Stock Option Plan, (iii) the 1998 Stock Bonus Incentive Plan, (iv) the 1998 Non-Employee Directors Option Plan and (v) the 1999 Employee Stock Purchase Plan.

            Under FiNet's 1999 Employee Stock Purchase Plan, all employees, including executive officers (subject to certain restrictions), may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less.  Employees pay for their stock purchases through payroll deductions in a range from two to ten percent of earnings.  Shares issued under the plan are immediately vested.  There are 41,667 shares reserved for issuance under this plan.  During the three-month and nine-month periods ended September 30, 2002 FiNet's employees purchased 3,544 and 23,118, shares of common stock under this program, respectively.  As of September 30, 2002 there were 6,241 shares of common stock available for purchase by employees pursuant to outstanding exercisable options.

Note 6. Segment data

            FiNet has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment.  FiNet has identified within Monument Mortgage three operating business segments: business-to-business, business-to-consumer and loan center. On October 15, 2002, Monument Mortgage ceased the operations of its business-to-consumer and loan center segments, so it can solely focus on its business-to-business operation.  Monument Mortgage will account for these two segments during the fourth quarter of 2002 as discontinued segments in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Information related to FiNet's reportable operating segments, including the corporate segment, is shown below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenue
Business-to-business	$1,471	$1,166	$4,897	$4,827
Business-to-consumer	275	594	1,005	1,386
Loan center	28	-	128	-

Segment Revenue	1,774	1,760	6,030	6,213
Corporate	5	-	13	-

	$1,779	$1,760	$6,043	$6,213

Operating loss
Business-to-business	$(1,172)	$(514)	$(2,286)	$(3,218)
Business-to-consumer	(130)	(231)	52	(727)
Loan center	(25)	-	(264)	-

Segment operating loss	(1,327)	(745)	(2,498)	(3,945)
Corporate	(1,434)	(1,453)	(3,122)	(2,924)

	$(2,761)	$(2,198)	$(5,620)	$(6,869)

Capital expenditures
Business-to-business	$43	$14	$105	$14
Business-to-consumer	-	-	-	-
Loan center	-	-	-	-

Segment capital expenditures	43	14	105	14
Corporate	13	-	70	76

	$56	$14	$175	$90

	September 30 2002	December 31 2001

	(Unaudited)
Identifiable assets
Segment Identifiable assets
Business-to-business	$9,377	$11,626
Business-to-consumer	1,925	2,440
Loan center	245	287

Segment Identifiable assets	11,547	14,353
Corporate	448	2,902

	$11,995	$17,255

Long-lived assets
Segment long-lived assets
Business-to-business	$196	$412
Business-to-consumer	55	185
Loan center	16	71

Segment long-lived assets	267	668
Corporate	517	754

	$784	$1,422

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

Note 7. Subsequent events

            On October 8, 2002, FiNet, R.E.Ventures, Inc. and the shareholders of R.E.Ventures, Inc. mutually terminated the Agreement of Purchase and Sale of Stock signed by the parties on April 23, 2002 (the "Agreement") prior to the closing of the transaction contemplated in the Agreement. Under the Agreement, FiNet was to acquire the www.realestate.com domain name.

            On October 15, 2002, Monument Mortgage's senior management made a decision to discontinue its business-to-consumer and loan center segments.  Monument Mortgage does not anticipate that it will incur any significant expenses to cease the business-to-consumer and loan center operations. The discontinuation of these two segments will be accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the fourth quarter of 2002.

            On October 22, 2002, FiNet was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that FiNet's common stock had failed to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(4).  FiNet was provided 180 calendar days, or until April 21, 2003, to regain compliance by maintaining a stock price of at least $1.00 for a minimum of 10 consecutive trading days.

            On October 23, 2002, FiNet was notified by Nasdaq that FiNet did not comply with either the minimum $2,000,000 net tangible assets or the minimum $2,500,000 stockholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), based on FiNet's first and second quarter financial statements and the Form 8-K dated October 9, 2002.  FiNet was given until October 30, 2002 to appeal the Staff's determination of delisting FiNet's securities from The Nasdaq SmallCap Market.  FiNet did not appeal.  Accordingly, FiNet's securities were delisted from The Nasdaq SmallCap Market at the opening of business on October 31, 2002.

            As of October 31, 2002 FiNet's securities are traded on the NASD-operated Over-the-Counter Bulletin Board ("OTCBB").  There can be no assurance that there will be a market maker for FiNet's securities or that an active market will develop.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - looking statements

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

Results of Operations - Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Loan volumes

The loan origination for Monument Mortgage's production units is summarized below (in thousands):

	Three Months Ended September 30

Segments	2002	2001	Variance ($)	Variance (%)

	(unaudited)
Business-to-Business	$43,813	$21,945	$21,868	100%
Business-to-Consumer	20,424	36,464	(16,040)	(44)
Loan Center	1,590	*	1,590	N/A

Total Loan Volume	$65,827	$58,409	$7,418	13%

* Loan center did not recognize origination volume until fourth quarter 2001.

Total loan production volume increased by $7.4 million, or 13%, to $65.8 million during the three months ended September 30, 2002 from $58.4 million for the three months ended September 30, 2001.

            The business-to-business segment's loan production volume increased by $21.9 million, or 100%, to $43.8 million during the three months ended September 30, 2002 from 21.9 million for the three months ended September 30, 2001.  The 100% increase is the result of continued efforts by Monument Mortgage to focus its attention to its main revenue earning segment, the business-to-business segment.  The business-to-business segment continued to penetrate the sub-prime and the Alternative-A market, specifically in California.

            The business-to-consumer segment's loan production volume decreased by $16.0 million, or 44%, to $20.4 million during the three months ended September 30, 2002 from $36.5 million for the three months ended September 30, 2001.  This decrease is the result of lower production volume of the business-to-consumer operations located in San Ramon, California, which operations have been the business-to-consumer segment's sole source of loan production during 2002.  Originations generated by the business-to-consumer segment were much lower than expected during the three months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage discontinued its business-to-consumer segment.

            The loan center's loan production (provided by Homeward Solutions, a division of Monument Mortgage) volume totaled $1.6 million for the three months ended September 30, 2002.  The loan center's loan production was minor compared to the other two segments' production due to the fact that it initiated operations in the third quarter and recognized no production volume until the fourth quarter of 2001.  Originations generated by the loan center were much lower than expected during the three months ended September 30, 2002. As of October 15, 2002, Monument Mortgage discontinued its loan center segment.

Comparative results of operations

            The following table summarizes the results of operations of Monument Mortgage's three business segments and the corporate segment for the three months ended September 30, 2002 and 2001.  These results are also expressed as the dollar amount variance and the percentage variance from the three months ended September 30, 2001 to the three months ended September 30, 2002.

	Three Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Revenues
Business-to-Business	$1,471	$1,166	$305	26%
Business-to-Consumer	275	594	(319)	(54)
Loan Center	28	*	28	N/A
Corporate	5	-	5	N/A

	1,779	1,760	19	1

Cost of revenues
Business-to-Business	1,732	735	(997)	(136)
Business-to-Consumer	225	406	181	45
Loan Center	23	*	(23)	N/A
Corporate	-	-	-	N/A

	1,980	1,141	(839)	(74)

Gross profit (loss)	(201)	619	(820)	(132)

Operating expenses
General and administrative
Business-to-Business	763	731	(32)	(4)
Business-to-Consumer	157	343	186	54
Loan Center	28	*	(28)	N/A
Corporate	1,249	501	(748)	(149)

	Three Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
	2,197	1,575	(622)	(39)

Marketing and advertising
Business-to-Business	17	10	(7)	(70)
Business-to-Consumer	11	57	46	81
Loan Center	-	*	-	-
Corporate	3	(4)	(7)	175

	31	63	32	51

Depreciation and amortization
Business-to-Business	61	158	97	61
Business-to-Consumer	11	15	4	27
Loan Center	2	*	(2)	N/A
Corporate	146	1,006	860	85

	220	1,179	959	81

Special charges
Business-to-Business	49	-	(49)	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	-	-	-	-

	49	-	(49)	N/A

Other
Business-to-Business	21	46	25	54
Business-to-Consumer	1	4	3	75
Loan Center	-	*	-	N/A
Corporate	41	(50)	(91)	182

	63	-	(63)	N/A

Total expenses	2,560	2,817	257	9

Loss from operations	(2,761)	(2,198)	(563)	(26)

Other income and expense
Other interest income
Business-to-Business	10	13	(3)	23
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(3)	7	(10)	143

	7	20	(13)	65
Loss before equity in losses of equity method investee	(2,754)	(2,178)	(576)	26

Equity in loss of equity-method investee
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(1,120)	-	(1,120)	N/A

	(1,120)	-	(1,120)	N/A

Income (loss) from derivative instruments
Business-to-Business	-	1	1	N/A
Business-to-Consumer	-	-	-	-

	Three Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Loan Center	-	*	-	-
Corporate	(65)	-	(65)	N/A

	(65)	1	(66)	6,600

Loss before income taxes	(3,939)	(2,177)	(1,762)	81

Income tax expense
Business-to-Business	1	-	(1)	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	12	2	(10)	(500)

	13	2	(11)	(550)

Net loss	(3,952)	(2,179)	(1,773)	81

In-substance preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(42)	-	(42)	N/A

	(42)	-	(42)	N/A

Preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(19)	-	(19)	N/A

	(19)	-	(19)	N/A

Net loss available to common stockholders	$(4,013)	$(2,179)	$(1,834)	(84)%

*	The loan center segment did not begin its operations until the third quarter, and did not recognize production until the fourth quarter of 2001.

Monument Mortgage's revenues are generated primarily from the sale of mortgages held-for-sale by the business-to-business segment.

            Total revenues remained constant at $1.8 million for both the three months ended September 30, 2002 and the three months ended September 30, 2001, increasing only by $19 thousand, or 1%.  While revenues remained constant, loan settlements increased $3.1 million, or 9%, to $39.0 million during the three months ended September 30, 2002 from $35.9 million for the three months ended September 30, 2001.  Total revenues remained constant mainly because the increase in revenues generated by the business-to-business segment was offset by a decrease in revenues generated by the business-to-consumer segment.

            Revenues for the business-to-business segment during the three months ended September 30, 2002 and 2001 consisted primarily of (a) $0.6 million and $0.3 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its loan portfolio for sale and (b) net gains of $0.8 million and $0.9 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

            Total revenues generated by the business-to-business segment increased by $0.3 million, or 26%, from $1.2 million during the three months ended September 30, 2001 to $1.5 million during the three months ended September 30, 2002.  This was attributable to both an increase in the percentage of loans settled and the origination of loan products with higher margings.

            The business-to-business segment's revenue recognition policy permits loan sale revenues to be recognized by the segment only when a loan funded by the segment is sold to an investor.  Thus, the earlier a loan can be sold, the earlier the business-to-business segment is able to recognize revenue from the sale of the loan.  During the three months ended September 30, 2002, the business-to-business segment sold $39.0 million, or 89%, of the loans that it funded during that period.  During the three months ended September 30, 2001, the business-to-business segment sold $35.9 million, or 164% of its loan production during that period.

            Revenues for the business-to-consumer segment during the three months ended September 30, 2002 and 2001 consisted primarily of $0.3 million and $0.6 million, respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices. Originations generated by the business-to-consumer segment were much lower than expected during the three months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage ceased its business-to-consumer operations so it can focus on its main revenue-generating segment, the business-to-business segment.

            The loan center's revenue stream is very similar to that of the business-to-consumer segment.  Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices.  Revenues for the loan center segment during the three months ended September 30, 2002 were $28 thousand. Originations generated by the loan center segment were much lower than expected during the three months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage ceased its loan center operations so it can solely focus on its main revenue-generating segment, the business-to-business segment.

            Revenues for the corporate segment during the three months ended September 30, 2002 and 2001 were $5 thousand and zero, respectively.  Management expects that this segment will generate an insignificant amount of revenue if any in the future.  The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.  Typically, any revenue generated by the corporate segment is incidental and unplanned.

            During 2001, FiNet's new management refined its business plan to (a) focus the business-to-business segment on fewer, higher margin loan products and (b) focus Monument Mortgage's overall operations on fewer states.

            FiNet has experienced recurring losses and currently projects that such losses will continue during the fourth quarter of 2002 and the first quarter of 2003.  Management believes that its new, more focused, business plan will result in higher revenues and a better controlled expense structure that, in turn, will result in a quarter-to-quarter decline in recurring losses of FiNet, with net income currently projected to begin in the second quarter of 2003.  FiNet cannot guarantee that these expected results will be achieved or that it will be able to sustain its profitability if these expected results are achieved.

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

            Cost of revenues for the business-to-business segment increased by $1.0 million, or 136%, to $1.7 million during the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001.  The increase in cost of revenues was due to increases in the three primary components of cost of its revenues, which cost increases were triggered by a 100% increase in originations: warehouse interest expense, production-related personnel expenses and increased loan loss reserves.  During the three-months ended September 30, 2002, warehouse interest expense increased by $0.2 million, personnel expense increased by $0.6 million and loan loss reserves increased by $0.2 million when compared to September 30, 2001.

Cost of revenues for the business-to-consumer segment includes primarily the cost of personnel attributable to loan production.

            Cost of revenues for the business-to-consumer segment decreased by $0.2 million, or 45%, to $0.2 million during the three months ended September 30, 2002 from $0.4 million for the three months ended September 30, 2001.  The decrease in cost of revenues was due to the closure of Monument Mortgage's business-to-consumer office located in Pennsylvania and the consolidation of this segment with Monument Mortgage's other segments in San Ramon, California.

Cost of revenues for the loan center segment includes primarily the cost of personnel attributable to loan production.

Cost of revenues for the loan center segment during the three months ended September 30, 2002 totaled $23 thousand.

            Because the corporate segment is not involved in any revenue generating activities, it did not incur any expenses related to revenue generation.  Typically, any revenues generated by the corporate segment are incidental and unplanned.

            As a result of Monument Mortgage's slightly increased revenues and substantially increased cost of revenues, gross margin decreased by $0.8 million, or 132%, to $(0.2) million from $0.6 million from the three months ended September 30, 2001 to the three months ended September 30, 2002.  In absolute terms, Monument Mortgage expects that its gross margin will increase during the rest of the year as production grows; however, FiNet cannot guarantee that the expected increase of its gross margin will be achieved.  FiNet expects that its cost of revenues will increase in proportion to the expected increase in volume of mortgage loan transactions.

Operating expenses

            General and administrative.  General and administrative expenses consist primarily of (i) compensation paid to employees who provide administrative support to FiNet and to Monument Mortgage, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead-related expenses, such as rent and utilities.

The table below summarizes and compares FiNet's consolidated general and administrative expenses for the three months ended September 30, 2002 and 2001 (in thousands).

	Three Months Ended September 30,

	2002	2001	Variance ($)	Variance (%)

	(unaudited)
General and Administrative Expenses:
Compensation and Related Expenses	$747	$533	$(214)	(40)%
Facilities	66	114	48	42
Professional Fees	960	577	(383)	(66)
Rent, Utilities, Janitorial and Taxes	288	319	31	10
Other General and Administrative	136	32	(104)	(325)

Total General and Administrative	$2,197	$1,575	$(622)	(39)%

            Personnel costs and other general and administrative costs increased $0.6 million, or 39%, to $2.2 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001.  The increase is primarily attributed to (i) a substantially increased need for legal expertise to provide consultation and representation during the Securities Exchange Commission's review of FiNet's most recent filings during 2002 and for the proposed R.E.Venture acquisition, (ii) an increase in the number of employees who provided support services to FiNet and Monument Mortgage and (iii) an increase in the number of sales personnel.

            Marketing and advertising.  Marketing and advertising expenses decreased $32 thousand, or 51%, to $31 thousand for the three months ended September 30, 2002 from $63 thousand for the three months ended September 30, 2001.  Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan productions.

            Depreciation and amortization.  Depreciation and amortization decreased $1.0 million, or 81%, to $0.2 million during the three months ended September 30, 2002 from $1.2 million in the three months ended September 30, 2001.  This decrease is attributable to the goodwill write-off of the remaining unamortized balance of $0.8 million during the three months ended September 30, 2001.  This write-off was due to management's agreement that the Lowestrate.com assets and operations had other-than-temporarily impaired due to management's decision to cease operations related to this acquisition.

Equity in Loss of Equity-Method Investee

            Equity in Loss of Equity-Method Investee.  Equity in loss of equity-method investee represents FiNet's share of losses in CriticalPoint.  Losses in the Equity-Method Investee totaled $1.1 million during the three months ended September 30, 2002.  The loss of $1.1 million included the remaining equity balance of $0.8 million, which was written-off due to management's belief that its investment had other-than-temporarily impaired due to current market conditions and available and willing investors.

In-substance preferred dividend

            In-substance preferred dividend. On May 10, 2002 FiNet raised approximately $1,350,000 in gross proceeds by issuing 33,750 shares of Series B convertible preferred stock and detachable three-year warrants to purchase up to 450,000 shares of FiNet's common stock to accredited investors in a private placement.  In addition, on August 15, 2002, the stockholders of FiNet approved the issuance of additional 8,750 shares of preferred stock, together with warrants to purchase 116,667 shares of FiNet's common stock, to FiNet's President and Chief Executive Officer and to one of the Vice-Chairmen of FiNet's board of directors.  In connection with its additionally approved Preferred Stock issuance of 8,750 shares of preferred stock, FiNet recorded a one-time charge of $42,000 as an in-substance preferred dividend related to a beneficial conversion feature attributed to the convertible preferred stock.

Results of Operations-Nine months ended September 30, 2002 compared to the Nine months ended September 30, 2001

Loan volumes

The loan origination for Monument Mortgage's production units is summarized below (in thousands):

	Nine Months Ended September 30

Segments	2002	2001	Variance ($)	Variance (%)

	(unaudited)
Business-to-business	$139,229	$150,000	$(10,771)	(7)%
Business-to-consumer	68,365	142,357	(73,992)	(52)
Loan center	8,945	*	8,945	N/A

Total Loan Volume	$216,539	$292,357	$(75,818)	(26)%

*	The loan center segment did not begin its operations until the third quarter and did not recognize production until fourth quarter of 2001.

Total loan production volume decreased by $75.8 million, or 26%, to $216.5 million during the nine months ended September 30, 2002 from $292.4 million for the nine months ended September 30, 2001.

            The business-to-business segment's loan production volume decreased by $10.8 million, or 7%, to $139.2 million during the nine months ended September 30, 2002 from $150.0 million for the nine months ended September 30, 2001.  The 7% decrease is the result of continued efforts by the business-to-business segment to shift the focus away from lower margin and higher volume conforming loan product and toward a higher margin and lower volume loan product such as Alternative-A and sub-prime loans.

            The business-to-consumer loan segment's production volume decreased by $74.0 million, or 52%, to $68.4 million during the nine months ended September 30, 2002 from $142.4 million for the nine months ended September 30, 2001.  This decrease is the result of the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania. Loan productions generated by the business-to-consumer segment were much lower than expected during the nine months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage discontinued its business-to-consumer segment so it can solely focus on its business-to-business segment.

            The loan center's loan production volume totaled $8.9 million for the nine months ended September 30, 2002.  The loan center's loan production was minor compared to the other two segments' production due to the fact that it initiated operations in the third quarter of 2001 and its lower than expected production levels. As of October 15, 2002, Monument Mortgage discontinued its loan center segment so it can solely focus on its business-to-business segment.

Comparative results of operations

            The following table summarizes the results of operations of Monument Mortgage's three business segments and the corporate segment for the nine months ended September 30, 2002 and 2001.  These results are also expressed as the dollar amount variance and the percentage variance from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.

	Nine Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Revenues
Business-to-Business	$4,897	$4,827	$70	1%
Business-to-Consumer	1,005	1,386	(381)	(27)
Loan Center	128	*	128	N/A
Corporate	13	-	13	N/A

	6,043	6,213	(170)	(3)

Cost of revenues
Business-to-Business	4,449	3,158	(1,291)	(41)
Business-to-Consumer	549	905	356	39
Loan Center	203	*	(203)	N/A
Corporate	-	-	-	N/A

	5,201	4,063	(1,138)	(28)

Gross margin	842	2,150	(1,308)	(61)

Operating expenses
General and administrative
Business-to-Business	2,322	3,778	1,456	39
Business-to-Consumer	350	999	649	65
Loan Center	164	*	(164)	N/A
Corporate	2,568	1,474	(1,094)	(74)

	5,404	6,251	847	14

Marketing and advertising
Business-to-Business	62	180	118	66
Business-to-Consumer	17	97	80	82
Loan Center	2	*	(2)	N/A
Corporate	7	13	6	46

	88	290	202	70

Depreciation and amortization
Business-to-Business	230	582	352	60
Business-to-Consumer	30	108	78	72
Loan Center	19	*	(19)	N/A
Corporate	485	1,487	1,002	67

	764	2,177	1,413	65

Special charges
Business-to-Business	49	301	252	84
Business-to-Consumer	-	-	-	N/A
Loan Center	-	*	-	N/A
Corporate	-	-	-	N/A

	49	301	252	84

	Nine Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Other
Business-to-Business	71	46	(25)	(54)
Business-to-Consumer	7	4	(3)	(75)
Loan Center	4	*	(4)	N/A
Corporate	75	(50)	(125)	250

	157	-	(157)	N/A

Total expenses	6,462	9,019	2,557	28

Loss from operations	(5,620)	(6,869)	1,249	18

Other income and expense
Other interest income
Business-to-Business	37	38	(1)	(3)
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	1	10	(9)	(90)

	38	48	(10)	(21)

Loss before equity in losses of equity method investee	(5,582)	(6,821)	1,239	18

Equity in loss of equity method investee
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(2,223)	-	(2,223)	N/A

	(2,223)	-	(2,223)	N/A

Income (loss) from derivative instruments
Business-to-Business	69	(13)	82	631
Business-to-Consumer	-	-	-	N/A
Loan Center	-	*	-	N/A
Corporate	(123)	-	(123)	N/A

	(54)	(13)	(41)	(315)

Loss before income taxes	(7,859)	(6,834)	(1,025)	(15)

Income tax expense (benefit)
Business-to-Business	5	(3)	(8)	(267)
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	9	38	29	76

	14	35	21	60

Net loss before change in accounting principle	(7,873)	(6,869)	(1,004)	15

Cumulative effect of change in accounting principle
Business-to-Business	-	(93)	93	N/A
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	-	-	-	-

	-	(93)	93	N/A

	Nine Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(Unaudited)
Loss before in-substance preferred dividend	(7,873)	(6,962)	(911)	(13)

In-substance preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(204)	-	(204)	N/A

	(204)	-	(204)	N/A

Preferred dividend
Business-to-Business	-	-	-	-
Business-to-Consumer	-	-	-	-
Loan Center	-	*	-	-
Corporate	(29)	-	(29)	N/A

	(29)	-	(29)	N/A

Net loss available to common stockholders	$(8,106)	$(6,962)	$(1,144)	(16)

*	The loan center segment did not begin its operations until the third quarter and did not recognize production until the fourth quarter of 2001.

Monument Mortgage's revenues are generated primarily from the sale of mortgages held-for-sale by the business-to-business segment.

Total revenue decreased by $0.2 million, or 3%, to $6.0 million during the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001.

            Revenues for the business-to-business segment during the nine months ended September 30, 2002 and 2001, consisted primarily of (a) $1.6 million and $1.5 million, respectively, in interest income earned from the mortgages held by Monument Mortgage in its portfolio for sale and (b) net gains of $3.3 million and $3.1 million, respectively, on the sale of loans and their associated servicing rights to third party purchasers, recognized as the difference between (i) the selling price of the loan and servicing rights and (ii) the carrying value of the loan and servicing rights sold.

            The slight increase from the nine months ended September 30, 2001 to 2002 in total revenues generated by the business-to-business segment is attributable primarily to the segment's deliberate reduction in loan originations in the three months ended September 30, 2002, which reduction was effected to focus the segment's business on loan products such as Alternative-A and sub-prime loans.  Such products are higher margin products but are typically lower volume, as they are not sought out by as many consumers as lower margin loan products such as conforming loans.  The lower loan production volume was offset somewhat by increased revenues resulting from the business-to-business segment's higher margin loan products.  During the nine months ended September 30, 2002, the number of loan sales by the business-to-business segment decreased considerably as compared to the nine months ended September 30, 2001; however, the margin received from the loan sales increased due to Monument Mortgage's focus on the higher margin loan products. Although, during the nine months ended September 30, 2002, the business-to-business segment sold $129.9 million of its mortgages held-for-sale, or 93% of its same-period originations, and during the nine months ended September 30, 2001, the business-to-business segment sold $180.0 million of its mortgages held-for-sale, or 120% of its same period originations, revenues increased from the nine months ended September 30, 2001 to 2002.

            Revenues for the business-to-consumer segment during the nine months ended September 30, 2002 and 2001 consisted primarily of $1.0 million and $1.4 million, respectively, from processing fees charged by the segment and from the margin added to mortgage lenders' loan prices.  The business-to-consumer's decreased revenue is primarily attributable to the fact that the business-to-consumer segment began to serve fewer states in late 2001 and the closure of Monument Mortgage's business-to-consumer operations in Pennsylvania. Loan originations generated by the business-to-consumer segment were much lower than expected during the nine months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage discontinued its business-to-consumer operations so it can focus on its main revenue-generating segment, the business-to-business segment.

            The loan center's revenue stream is very similar to that of the business-to-consumer segment.  Revenues for this segment are earned by charging processing fees and from the margin added to mortgage lenders' loan prices.  Revenues for the loan center segment during the nine months ended September 30, 2002 were $0.1 million.  Loan originations generated by the loan center segment were much lower than expected during the nine months ended September 30, 2002.  As of October 15, 2002, Monument Mortgage discontinued its loan center operations so it can focus on its main revenue-generating segment, the business-to-business segment.

            Revenues for the corporate segment during the nine months ended September 30, 2002 and 2001 were $13 thousand and zero, respectively.  Management does not expect this segment to generate any revenue in the future.  The corporate segment's transactions are primarily related to general and administrative activities in support of FiNet as a whole.  Typically, any revenue generated by the corporate segment is incidental and unplanned.

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

            Cost of revenues for the business-to-business segment increased by $1.3 million, or 41%, to $4.5 million during the nine months ended September 30, 2002 from $3.2 million for the nine months ended September 30, 2001.  The increase in cost of revenues was due to a $0.3 million increase in warehouse interest expense, a $0.5 million increase in personnel expense, a $0.2 million increase in its facilities expense and a $0.3 million increase in loan loss reserves.

Cost of revenues for the business-to-consumer segment includes primarily the cost of personnel attributable to loan production.

            Cost of revenues for the business-to-consumer segment decreased by $0.4 million, or 39%, to $0.5 million during the nine months ended September 30, 2002 from $0.9 million for the nine months ended September 30, 2001.  The decrease in cost of revenues was due to the discontinuation of Monument Mortgage's business-to-consumer unit located in Pennsylvania and the consolidation of this segment with Monument Mortgage's other segments in San Ramon, California.

            Cost of revenues for the loan center segment during the nine months ended September 30, 2002 totaled $0.2 million. Cost of revenues for the loan center segment includes primarily the cost of personnel responsible for loan production.

Because the corporate segment is not involved in any revenue generating activities, it did not incur any expenses related to revenue generation.

            As a result of its slightly decreased revenues and substantially increased cost of revenues, gross margin decreased by $1.3 million, or 61%, to $0.8 million from $2.2 million for the nine months ended September 30, 2002, from the nine months ended September 30, 2001.  This decrease in revenues is partially attributable to management's decision to reduce its lower margin loan originations in order to focus on higher margin loan products, the proportional decrease in the amount of settlements compared to the amount of originations during the same period and the increased cost of revenues in anticipation of future loan production. In absolute terms, Monument Mortgage expects that its gross margin will increase during the rest of the year; however, Monument Mortgage cannot guarantee that the expected constancy of its gross margin will be achieved. Monument Mortgage expects that its cost of revenues will increase in proportion to the expected increase in volume of mortgage loan transactions.

Operating expenses

            General and administrative.  General and administrative expenses consist primarily of (i) compensation paid to employees who provide administrative support to FiNet and to Monument Mortgage, (ii) professional fees paid for legal, accounting and technology expertise and (iii) overhead-related expenses, such as rent and utilities.

The table below summarizes and compares FiNet's consolidated general and administrative expenses for the nine months ended September 30, 2002 and 2001 (in thousands).

	Nine Months Ended September 30

	2002	2001	Variance ($)	Variance (%)

	(unaudited)
General and Administrative Expenses:
Compensation and Related Expenses	$2,318	$2,680	$362	14%
Facilities	193	338	145	43
Professional Fees	1,687	1,750	63	4
Rent, Utilities, Janitorial and Taxes	853	1,035	182	18
Other General and Administrative	353	448	95	21

Total General and Administrative	$5,404	$6,251	$847	14%

            Personnel costs and other general and administrative costs decreased $0.9 million, or 14%, to $5.4 million for the nine-month period ended September 30, 2002 from $6.3 million for the nine-month ended September 30, 2001.  The decrease is primarily attributed to a decreased need for general and administrative employees providing support services to FiNet and to Monument Mortgage.

            Marketing and advertising.  Marketing and advertising expenses decreased $0.2 million, or 70%, to $88 thousand for the nine-month period ended September 30, 2002 from $0.3 million for the nine month period ended September 30, 2001.  Marketing and advertising expenses are primarily comprised of expenses related to advertising and promotion of Monument Mortgage's series of loan productions and the branding of Homeward Solutions, a division of Monument Mortgage.

            Depreciation and amortization.  Depreciation and amortization decreased $1.4 million, or 65%, to $0.8 million during the nine-month period ended September 30, 2002 from $2.2 million in the nine month period ended September 30, 2001.  This decrease is primarily attributed to the write-off of the remaining goodwill balance associated with the Lowestrate.com acquisition during the nine months ended September 30, 2001.

Equity in Loss of Equity-Method Investee

            Equity in Loss of Equity-Method Investee.  Equity in loss of equity-method investee represents FiNet's share of losses in its equity-method investee, CriticalPoint.  Losses in the Equity-Method Investee totaled $2.2 million during the nine months ended September 30, 2002.  The loss of $2.2 million included FiNet's remaining equity balance in CriticalPoint of $0.8 million, which was written off due to management's belief that its investment had other-than-temporarily impaired.

In-substance preferred dividend

            In-substance preferred dividend.  On May 10, 2002 FiNet raised approximately $1,350,000 in gross proceeds by issuing 33,750 shares of Series B convertible preferred stock and detachable three-year warrants to purchase up to 450,000 shares of FiNet's common stock to accredited investors in a private placement.  In addition, on August 15, 2002, the stockholders of FiNet approved the issuance of an additional 8,750 shares of preferred stock, together with warrants to purchase 116,667 shares of FiNet's common stock, to FiNet's president and Chief Executive Officer and to one of the Vice-Chairmen of FiNet's board of directors.  In connection with its private placement, FiNet recorded a one-time charge of $0.2 million as an in-substance preferred dividend related to a beneficial conversion feature attributed to the convertible preferred stock.

Financial condition

            Historically, FiNet has experienced operating losses and has relied on external sources of debt and equity financing to fund operations, to service debt and to make capital investments.  FiNet's stockholders' equity decreased by $6.2 million, or 163% to $(2.4) million at September 30, 2002 from $3.8 million at December 31, 2001.  Stockholders' equity decreased primarily due to FiNet's and its subsidiaries' operating losses of $6.2 million incurred during the nine months ended September 30, 2002 as well as from the recorded losses of $1.7 million from FiNet's CriticalPoint investment.  This decrease in stockholders' equity was partially offset by the $1.7 million private placement of preferred convertible stock that occurred effective as of May 10, 2002.

            Immediately available and restricted cash decreased by $1.5 million, or 39%, to $2.3 million at September 30, 2002 from $3.8 million at December 31, 2001.  Cash was used for general operations and to fund mortgage origination activities by FiNet's mortgage banking subsidiary.  Restricted cash decreased by $0.8 million, or 36%, to $1.4 million at September 30, 2002 from $2.2 million at December 31, 2001.  FiNet held $0.1 million in deposit as a certificate of deposit at its primary bank in accordance with Monument Mortgage's agreements related to required surety bond coverage.  FiNet also deposited $1.1 million into Monument Mortgage's primary warehouse lender's bank in accordance with the terms of a warehousing agreement.  Additionally, FiNet's restricted cash balance included $0.1 million relating to a stand-by letter-of-credit required in connection with its San Ramon, California office lease.

            FiNet believes that its existing cash balances and funds available under Monument Mortgage's revolving warehouse facility and loan purchase agreement might not be sufficient to meet FiNet's liquidity requirements for the next 12 months without additional sources of working capital.  FiNet expects that if additional working capital will be needed, it will be able to arrange to receive such capital.  However, FiNet cannot guarantee that it will be able to obtain additional financing on favorable terms, or at all, if so required.  In the event FiNet requires, but is unable to obtain additional financing, FiNet's growth could slow or end, and its operations could be adversely affected or be terminated.

            Future improvements in results of operations and financial condition depend on management's ability to significantly increase loan origination volumes, to increase the percentage of higher margin loan products, to achieve highly efficient operations, to manage warehouse and operating expenses in proportion to loan volume.  FiNet's financial condition is further dependent on economic conditions such as the general health of the economy and demand for mortgage loans.  There can be no assurances that FiNet's financial condition or result of operations will improve.

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

            Adequate credit facilities and other sources of funding that permit Monument Mortgage's business-to-business segment to fund mortgage loans are essential.  Once the sale of loans is completed and the warehouse line of credit is repaid, the resulting increase of capital resources allows Monument Mortgage to close and fund additional loans.  At September 30, 2002, Monument Mortgage had two committed financing arrangements that provided a $25 million funding capacity.  The average monthly amount outstanding on Monument Mortgage's warehouse facility during the nine months ended September 30, 2002 was $19.0 million.  Monument Mortgage's warehouse agreement automatically renews in September of each year, unless it is mutually canceled by both parties.  Monument Mortgage's other financial arrangement with Gateway Bank provided a $15 million funding capacity.  This agreement with Gateway Bank expires on March 30, 2003.  Monument Mortgage had no other funding facility at September 30, 2002.  However, management believes that its Gateway funding agreement will be renewed on March 30, 2003 and if additional borrowing facilities are needed to fund its operations in the future, Monument Mortgage will be able to obtain the necessary credit facilities.  At September 30, 2002, Monument Mortgage was in default of the tangible net worth requirement required by both facilities and was in the process of requesting waivers for the non-compliance.

            FiNet, through its $3.0 million investment in CriticalPoint, purchased 4,941,020 Series D voting convertible preferred shares and warrants to purchase up to an additional 4,516,928 shares of voting convertible preferred stock.  The warrants represent four separate agreements to purchase additional shares of CriticalPoint preferred stock.  Warrants to purchase 1,642,519 shares of preferred stock expired on January 31, 2002 and warrants to purchase 1,642,519 shares of preferred stock expired on July 31, 2002.  The remaining warrants expire on February 1, 2005.  FiNet did not exercise the warrants that expired on January 31, 2002 and did not exercise the warrants that expired on July 31, 2002.  FiNet does not plan to exercise any warrants it has outstanding during 2002; accordingly, there will be no impact on FiNet's liquidity and cash reserves resulting from the exercise of CriticalPoint warrants.

            Operating activities.  During the nine months ended September 30, 2002, operating activities, including a net loss, an increase in mortgages held-for-sale and an increase in restricted cash, used a net cash amount of $2.3 million.  During the nine months ended September 30, 2001, operating activities provided $25.0 million.

            Investing activities.  During the nine months ended September 30, 2002, investing activities, including the purchase of fixed assets, used a net cash amount of $0.2 million.  During the nine months ended September 30, 2001, investing activities including the purchase of fixed assets and an investment in FiNet's Equity-Method Investee, used a net cash amount of $3.1 million.

            Financing activities.  During the nine months ended September 30, 2002, financing activities, including proceeds from the issuance of shares of FiNet's preferred stock and warrants to purchase shares of FiNet's common stock and a net increase in warehouse borrowings provided cash of $1.8 million.  During the nine months ended September 30, 2001, investing activities used $29.6 million, primarily for increases in warehouse borrowings.

            FiNet's original business plan for 2002 projected continued net losses. The plan also projected that cash balances and increases in revenue and reductions in costs would be sufficient to fund the excess of expenses over revenues for the year ending December 31, 2002. The plan also assumed that warehouse lines or other such credit facilities would be available through December 31, 2002 in amounts necessary to operate the business and that debt covenant violations, if any, will be waived without business interruption. Actual revenues through September 30, 2002 are below anticipated amounts and costs are in excess of originally projected levels. Currently, Monument Mortgage is in default of the tangible net worth requirement in its credit facility. Management believes it will obtain a waiver for non-compliance of the covenant. Regarding cash flow, management is in the process of raising equity capital from an identified group of private investors. At this time, management believes that FiNet will continue, as a going concern through December 31, 2002, although there can be no guarantee that it will be successful. FiNet's ability to continue as a going concern beyond December 31, 2002 is dependent on eventually achieving profitability and on adequate access to capital. In the event FiNet requires, but is unable to obtain additional financing; FiNet's operations could be adversely affected or be terminated.

Nasdaq delisting ; The Over-The-Counter Bulletin Board

            On October 23, 2002, FiNet was notified by Nasdaq that FiNet did not comply with either the minimum $2,000,000 net tangible assets or the minimum $2,500,000 stockholders' equity requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), based on FiNet's first and second quarter financial statements and the Form 8-K dated October 9, 2002.  FiNet was given until October 30, 2002 to appeal the Staff's determination of delisting FiNet's securities from The Nasdaq SmallCap Market.  FiNet did not appeal.  Accordingly, FiNet's securities were delisted from The Nasdaq SmallCap Market at the opening of business on October 31, 2002.

            The delisting of FiNet's securities may have a material negative effect on the value and liquidity of FiNet's shares.  For further discussion, see "Risk Factors That May Affect Our Future Performance-If FiNet's shares are delisted, the liquidity of FiNet's shares of common stock could be impaired," and "-If FiNet's shares of common stock are delisted, FiNet's shares could become subject to the SEC's ‘Penny Stock' Rule" in FiNet's Annual Report on Form 10-K (as amended), for the fiscal year ended December 31, 2001.

            Since October 31, 2002 FiNet's securities have been eligible to be traded on the NASD-operated Over-the-Counter Bulletin Board ("OTCBB").  There can be no assurance that there will be a market maker for FiNet's securities or that an active market will develop.

Factors affecting operating results

            The following risk factors could also, among other things, cause future results to differ substantially from past results or those anticipated in any forward-looking statements throughout this document:

The degree of FiNet's success in attempting to raise additional working capital if needed.
The amount of securities that FiNet will need to issue, if necessary, in a future private placement, and the extent of any dilutive effect on FiNet's securities.
The number of market makers, if any, who will be trading FiNet's securities on the OTCBB, and the amount of trading activity.
The outcome of FiNet's renegotiation efforts of its San Ramon office sub-lease agreement.

The degree of Monument Mortgage's success in executing its growth plans for its business-to-business segments.

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
Monument Mortgage's ability to obtain waivers for default under the covenants of its funding facilities.

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

            Interest rate fluctuations might also significantly impact revenues earned by the business-to-consumer and loan center segments since in a higher interest rate environment, demand for certain mortgage loan types, such as, conforming loan types, declines.  Borrowers applying for conforming loans are more interest rate sensitive than borrowers applying for the Alternative-A and sub-prime loan products because they have more mortgage loan borrowing options.  Since conforming mortgage borrowers generally have higher quality credit history, larger down payments and verifiable earnings they can obtain lower more competitive rate mortgage loans.  Non-conforming borrowers with either troubled credit histories, smaller down payments or earnings received from sources difficult to verify, have more difficulty in securing lower rate conforming loans, and therefore often obtain loans with higher rates, such as loans in the Alternative-A or sub-prime arena.

            Monument Mortgage's commitments to extend credit (pipeline loans) for which interest rates were committed to borrowers, subject to loan approval, totaled approximately $4.9 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively.  Until a rate commitment is extended to a borrower, there is interest rate risk to Monument Mortgage.  If market interest rates rise between the time the commitment is made to originate a loan at a specific rate and the time such loans are priced for sale, the market price of the loan declines, resulting in a loss on the sale of the loan.  Monument Mortgage is also subject to risks associated with increased interest rates, to the extent that in a rising interest rate environment, a decrease in loan production may be experienced, that may negatively impact operations.

            To protect against such losses, the business-to-business segment of Monument Mortgage attempts to manage its interest rate risk exposure by selling the majority of loans funded within 15 days of funding and by utilizing hedging transactions using forward whole-loan sales to stabilize the sales price of loans the business-to-business segment of Monument Mortgage expects to fund and sell.  Forward sale commitments are sales of loans with settlement dates more than five days in the future.  Before entering into hedging transactions, an analysis is made of the loans with committed interest rates.  This analysis includes taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventory of loans and applications, and other factors to determine the amount of the forward commitment and the type of hedging transaction.  As of September 30, 2002 and at December 31, 2001, Monument Mortgage had mandatory and optional (best efforts) forward commitments with institutions that it believes are sound credit risks, aggregating to $9.1 and $10.0 million, respectively.  These commitments covered some of the market risk associated with the mortgage loans held for sale to investors of $9.2 million and $9.3 million as of September 30, 2002 and December 31, 2001, respectively, and the pipeline loans for which interest rates were committed of $4.9 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively.

            Monument Mortgage constantly seeks to control the volatility of its earnings due to changes in interest rates through its implemented hedging process.  Monument Mortgage believes that its hedging program provides a cost effective, high level of protection.  An effective hedging program is highly complex and no hedging strategy can completely shield Monument Mortgage against results of interest rate fluctuations.  Monument Mortgage believes that its gross margin would not be materially affected by interest rate fluctuations as a result of its hedging policy and due to the short duration of time between it commits to originate a loan at a specific rate and the time such loan is priced for sale on the secondary market.

ITEM 4. CONTROLS AND PROCEDURES

            Evaluation of disclosure controls and procedures.   Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, FiNet's principal executive officer and principal financial officer have concluded that FiNet's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by FiNet's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

            Changes in internal controls.   There were no significant changes in FiNet's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 "Condensed Notes to Consolidated Financial Statements-Note 4. Commitments and Contingencies" for material developments in previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            See Part I, Item 1 "Condensed Notes to Consolidated Financial Statements-Note 5. Stockholders' equity (deficit) – Preferred Stock" for information regarding a private placement by FiNet of shares of convertible preferred stock and warrants to purchase shares of FiNet's common stock pursuant to which sales occurred during the second and third quarters of 2002.

            In connection with the private placement, on May 10, 2002, FiNet entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement by and among FiNet and a group of accredited investors (the "Series B Purchase Agreement").  A subsequent closing pursuant to the Series B Purchase Agreement occurred on August 15, 2002, in which FiNet sold 8,750 shares of FiNet's Series B Convertible Preferred Stock (the "Preferred") and warrants to purchase 216,667 shares of FiNet's common stock for an aggregate purchase price of $350,000.  L. Daniel Rawitch, a director of FiNet and its President and Chief Executive Officer, and Diogo Abreu, another director of FiNet participated in this subsequent closing.

            Each share of Preferred is initially convertible into 40 shares of FiNet's common stock at a conversion price of $1.00 per share.  The warrants issued in connection with this subsequent closing are exercisable for a period of three years at an exercise price of $0.75 per share of common stock.  Certain of the rights, preferences and privileges of the Preferred are senior to those of FiNet's common stock.  For example, the holders of the Preferred have the right to receive the cash or other assets distributed to FiNet's stockholders upon certain liquidation events (including a sale of all or substantially all of FiNet's assets) before any such assets are distributed to the holders of common stock.  In addition, the holders of the Preferred have contingent rights to receive dividends that are senior to the rights of the holders of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meting of shareholders held on August 15, 2002, the following proposals were adopted by the margin indicated:

1.	The motion to elect the Company's Board of Directors was carried as follows:

	For	Withheld

L. Daniel Rawitch	9,626,517	15,243

S. Lewis Meyer, Ph.D.	9,626,307	15,453

Stephen J. Sogin, Ph.D.	9,626,307	15,453

Diogo Abreu	9,626,792	14,968

William D. Dallas	9,627,377	14,383

Mario Filipe Moreira Leite da Silva	9,626,912	14,848

2.

The motion to approve an amendment to the 1998 Non-Employee Directors' Stock Option Plan to change the number of shares authorized for automatic annual option grant for each Non-Employee Director was carried as follows:

Votes For	5,912,282
Votes Against	28,340
Votes Abstaining	1,383
Broker Non-Vote	3,699,755

3.	The motion to ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2002 was carried as follows:

Votes For	9,628,482
Votes Against	13,118
Votes Abstaining	160

4.

The motion to approve the sale and issuance of additional shares of Series B Convertible Preferred Stock and Common Stock warrants in connection with a private placement of FiNet's securities, which would, when aggregated with related transactions, result in FiNet issuing securities convertible into more than 20% of its outstanding Common Stock was carried as follows:

Votes For	5,915,863
Votes Against	24,084
Votes Abstaining	2,058
Broker Non-Vote	3,699,755

5.

The motion to approve the sale and issuance of shares of Series B Convertible Preferred Stock and Common Stock warrants to an officer of FiNet and a director of FiNet in connection with a private placement of FiNet's securities, which would, when aggregated with related transactions, result in issuing securities convertible into more than 20% of its outstanding Common Stock was carried as follows:

Votes For	5,911,695
Votes Against	28,203
Votes Abstaining	2,107
Broker Non-Vote	3,699,755

6.	The motion to approve the issuance of shares of FiNet's Common Stock in connection with a proposed acquisition of R.E.Ventures, Inc.

Votes For	5,918,600
Votes Against	20,117
Votes Abstaining	3,288
Broker Non-Vote	3,699,755

ITEM 5. OTHER INFORMATION

             FiNet currently expects to hold its 2003 annual meeting of stockholders on May 20, 2003. Accordingly, as described below, notices of stockholder proposals must be received by FiNet prior to the dates which were previously provided to stockholders in the definitive proxy statement for FiNet's 2002 annual meeting.

             Proposals that FiNet's stockholders intend to present at the 2003 annual meeting of stockholders should be received by FiNet's Secretary no later than January 21, 2003 in order to be included in the proxy soliciting material relating to that meeting. These proposals must also meet the other requirements of the rules of the Securities and Exchange Commission relating to stockholder proposals.

             Stockholders who wish to make a proposal at FiNet's 2003 annual meeting of stockholders - other than one that will be included in FiNet's proxy materials - should notify FiNet no later than April 6, 2003. If a stockholder who wishes to present a proposal fails to notify FiNet by this date, the appointed proxyholders of the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting. If a stockholder makes a timely notification, the appointed proxyholders may still exercise discretionary voting authority under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 3.1.1	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of FiNet.com, Inc., filed with the Secretary of State of the State of Delaware on June 5, 2002 (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 24, 2002)

Exhibit 10.1	Amendment to Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated as of July 19, 2002 (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on July 24, 2002)

Exhibit 99.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K:

          On July 24, 2002, the registrant filed a Current Report under Item 5 on Form 8-K to report that it had filed an Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of FiNet.com, Inc. with the Secretary of State of the State of Delaware which amends the terms of the registrant's Series B Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FiNet.com, Inc.

/s/ L. Daniel Rawitch

Date: November 14, 2002	By:	L. Daniel Rawitch
President and Chief Executive Officer

/s/ Eva Noack

Date: November 14, 2002	By:	Eva Noack
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS
I, L. Daniel Rawitch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FiNet.com, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating tothe registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ L. Daniel Rawitch, President and Chief Executive Officer
(Signature and Title)

CERTIFICATIONS

I, Eva Noack, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FiNet.com, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of  the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Eva Noack, Treasurer (Principal Financial Officer)
(Signature and Title)

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            I, L. Daniel Rawitch, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of FiNet.com, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of FiNet.com, Inc.

/s/ L. Daniel Rawitch

By:	L. Daniel Rawitch
President and Chief Executive Officer
November 14, 2002

            I, Eva Noack, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of FiNet.com, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of FiNet.com, Inc.

/s/ Eva Noack

By:	Eva Noack
Treasurer (Principal Financial and Accounting Officer)
November 14, 2002

